Form 10-Q
period 1998-03-31
NANOGEN INC
filed 1998-05-28
CIK 1030339

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission File Number 000-23541

                                  NANOGEN, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                  33-0489621
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

     10398 Pacific Center Court, San Diego, CA                     92121
      (Address of principal executive offices)                  (Zip Code)

                                 (619) 546-7700
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES [X] as to (1) NO [X] as to (2)


As of May 15, 1998, 18,824,907 shares of the Registrant's Common Stock were outstanding.

                                  NANOGEN, INC.
                                    FORM 10-Q
                    For the Three Months ended March 31, 1998
                                TABLE OF CONTENTS


                                                                                   Page
                                                                                   ----
PART I: FINANCIAL INFORMATION
 Item 1. Financial Statements:

                     Consolidated Balance Sheets at March 31, 1998                 3
                        and December 31, 1997

                     Consolidated Statements of Operations for the Three           4
                        Months ended March 31, 1998 and 1997

                     Consolidated Statements of Cash Flows for the Three           5
                        Months ended March 31, 1998 and 1997

                     Notes to Consolidated Financial Statements                   6-7

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                            8-15


PART II: OTHER INFORMATION

 Item 1. Legal Proceedings                                                        Not applicable

 Item 2. Changes in Securities and Use of Proceeds                                16

 Item 3. Defaults Upon Senior Securities                                          Not applicable

 Item 4. Submission of Matters to a Vote of Security Holders                      16-17

 Item 5. Other Information                                                        Not applicable

 Item 6. Exhibits and Reports on Form 8 - K                                       17


SIGNATURES                                                                        18

EXHIBIT INDEX                                                                     19

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                                  NANOGEN, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                       March 31,             December 31,
             ASSETS                                                      1998                   1997
                                                                     ------------           ------------
                                                                      (unaudited)               (Note)
Current assets:
  Cash and cash equivalents                                          $ 15,579,897           $ 19,498,293
  Grant receivables and other current assets                              872,992                699,595
                                                                     ------------           ------------
Total current assets                                                   16,452,889             20,197,888

Property and equipment, net                                             3,908,861              2,439,941
Restricted cash                                                           363,747                358,858
Other assets                                                              702,577                218,376
                                                                     ------------           ------------
                                                                     $ 21,428,074           $ 23,215,063
                                                                     ============           ============


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $    434,804           $    597,211
  Accrued liabilities                                                     873,488              1,008,951
  Unearned revenue                                                      1,805,412              1,012,186
  Current portion of capital lease obligations                          1,091,931                804,495
                                                                     ------------           ------------
Total current liabilities                                               4,205,635              3,422,843

Capital lease obligations, less current portion                         2,251,835              1,193,221

Stockholders' equity:
  Convertible preferred stock, $.001 par value, 15,500,000
      shares authorized; 13,882,374 and 13,683,865 shares
      issued and outstanding at March 31, 1998 and December
      31, 1997, respectively                                               13,882                 13,684
  Common stock, $.001 par value, 40,000,000 shares
      authorized; 3,317,279 and 3,183,523 shares issued and
      outstanding at March 31, 1998 and December 31, 1997,
      respectively                                                          3,317                  3,184
  Additional paid-in capital                                           51,422,035             48,523,140
  Deferred compensation                                                (2,821,295)            (2,322,850)
  Notes receivable from officers                                       (1,440,494)            (1,129,509)
  Accumulated deficit                                                 (32,206,841)           (26,488,650)
                                                                     ------------           ------------
Total stockholders' equity                                             14,970,604             18,598,999
                                                                     ------------           ------------
                                                                     $ 21,428,074           $ 23,215,063
                                                                     ============           ============


Note: The consolidated balance sheet at December 31, 1997 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                              Three months ended March 31,
                                                          -----------------------------------
                                                              1998                     1997
                                                          ------------           ------------
Revenues:
  Contract and grant revenue                              $    546,816           $    340,788
  Sponsored research                                           884,928                     --
                                                          ------------           ------------
Total revenues                                               1,431,744                340,788

Operating expenses:
  Research and development                                   4,646,059              1,819,287
  General and administrative                                 1,470,021                722,251
  Acquired in-process technology                             1,192,842                     --
                                                          ------------           ------------
Total operating expenses                                     7,308,922              2,541,538
                                                          ------------           ------------
Loss from operations                                        (5,877,178)            (2,200,750)

Interest income (expense), net                                 158,987                218,042
                                                          ------------           ------------
Net loss                                                  $ (5,718,191)          $ (1,982,708)
                                                          ============           ============

Pro forma net loss per share - basic and diluted          $       (.52)          $       (.22)
                                                          ============           ============
Number of shares used in computing pro forma
  net loss per share - basic and diluted                    10,973,896              9,218,816
                                                          ============           ============


                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                  Three months ended March 31,
                                                                              -----------------------------------
                                                                                  1998                    1997
                                                                              ------------           ------------
Cash flows from operating activities
Net loss                                                                      $ (5,718,191)          $ (1,982,708)

Adjustments to reconcile net loss to net cash
    used in operating activities:
    Acquisition of in-process technology                                         1,192,842                     --
    Depreciation and amortization                                                  174,334                102,037
    Amortization of deferred compensation                                          823,048                     --
    Changes in operating assets and liabilities:
      Accounts payable                                                            (162,407)               (80,592)
      Accrued liabilities                                                         (135,463)               (58,785)
      Unearned revenue                                                             793,226                     --
      Grant receivables and other current assets                                  (173,397)              (350,224)
                                                                              ------------           ------------
Net cash used in operating activities                                           (3,206,008)            (2,370,272)

Cash flows from investing activities
Purchase of equipment                                                                   --               (179,122)
                                                                              ------------           ------------
Net cash used in investing activities                                                   --               (179,122)

Cash flows from financing activities
Restricted cash                                                                     (4,889)                (5,574)
Principal payments on capital lease obligations                                   (297,206)              (140,466)
Issuance of common stock, net of repurchases                                        75,093                 (1,044)
Issuance of convertible preferred stock, net of issuance costs                          --              6,233,561
Interest on notes receivable from officers                                          (1,185)                (1,113)
Other                                                                             (484,201)                    --
                                                                              ------------           ------------
Net cash provided by (used in) financing activities                               (712,388)             6,085,364

Increase (decrease) in cash and cash equivalents                                (3,918,396)             3,535,970
Cash and cash equivalents at beginning of period                                19,498,293             16,775,228
                                                                              ------------           ------------
Cash and cash equivalents at end of period                                    $ 15,579,897           $ 20,311,198
                                                                              ============           ============



Supplemental disclosure of cash flow information:
     Interest paid                                                            $     75,922           $     53,164
                                                                              ============           ============
Supplemental schedule of noncash investing and financing activities:
     Equipment acquired under capital leases                                  $  1,643,254           $    142,673
                                                                              ============           ============
     Common stock issued in exchange for notes
       receivable from officers                                               $    309,800           $         --
                                                                              ============           ============
     Issuance of convertible preferred stock and
       warrants in exchange for in-process technology                         $  1,192,842           $         --
                                                                              ============           ============


                             See accompanying notes.

                                  NANOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
        Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of March 31, 1998, consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 1998 shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

        The accompanying consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in the form in which it became effective on April 13, 1998.

        Net Loss per Share

        Pro forma net loss per share has been computed using the weighted average number of common shares outstanding during the periods presented, and gives effect to the conversion of the convertible preferred stock, which converted to common stock upon completion of the Company's initial public offering, using the as if-converted method from the original date of issuance. Common equivalent shares resulting from options to purchase common stock and warrants to purchase convertible preferred stock are excluded from the computation.

2.      ACQUISITION OF NANOTRONICS, INC.

        In January 1998, the Company consummated an Agreement and Plan of Merger with Nanotronics, Inc. ("Nanotronics"), pursuant to which a wholly-owned California subsidiary of the Company merged with and into Nanotronics. Upon the consummation of the merger, the Company issued approximately 200,000 shares of its Series D Convertible Preferred Stock at $6.00 per share in exchange for all of the outstanding shares of Nanotronics. The transaction has been accounted for using the purchase method. The operations and net assets of Nanotronics are not material to the Company's financial position or results of operations. The technological feasibility of the acquired technology has not been established nor have alternative uses been identified, therefore, the purchase price of approximately $1.2 million has been allocated to acquired in-process technology and has been reflected as a charge in the Company's statement of operations.

3.      NEW ACCOUNTING STANDARDS

        On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Segment Information. The adoption of these standards did not have a material impact on the Company's financial statements.

4.      SUBSEQUENT EVENTS

        In April 1998, the Company completed an initial public offering ("the Offering") of 3,900,000 shares of common stock, providing the Company with net proceeds of approximately $39.0 million. All outstanding shares of convertible preferred stock outstanding at March 31, 1998 automatically converted into 9,254,876 common shares upon the closing of the Offering. Prior to the closing of the Offering, the Company effected a 2-for-3 reverse stock split. All common stock share numbers have been retroactively adjusted to reflect this 2-for-3 stock split.

                                  NANOGEN, INC.

                                 MARCH 31, 1998



4.      SUBSEQUENT EVENTS (CONTINUED)

        Concurrently with the Offering, the Company completed a private placement of 1,909,089 shares of its common stock to Becton, Dickinson and Company, Hoechst AG (through a subsidiary) and Elan Corporation, plc, resulting in net proceeds to the Company of $6.0 million, $10.0 million and $5.0 million, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes certain forward-looking statements about the Company's business and results of operations, including, but not limited to, statements relating to how long the Company's existing capital resources will suffice to support the Company's operations, whether the Company's products will accelerate the development of products that capitalize on the increasing availability of genetic information, and whether the Company's platform technology will shift the paradigm from current manual and mechanical methods to microelectronic systems, that are subject to risks and uncertainties that could cause the Company's actual results to vary materially from those reflected in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below under "Factors that May Affect Results," as well as those discussed throughout the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in the form in which it became effective on April 13, 1998 ("Registration Statement"). The risks discussed below under "Factors that May Affect Results" should be read in conjunction with the risk factors discussed in the Registration Statement, which are incorporated herein by reference. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

OVERVIEW

Nanogen, Inc. ("Nanogen" or the "Company") integrates advanced microelectronics and molecular biology into a platform technology with broad commercial applications in the fields of medical diagnostics, biomedical research, genomics, genetic testing and drug discovery. Nanogen's fully automated system, which incorporates a proprietary semiconductor microchip, provides a flexible tool for the rapid identification and analysis of any test sample containing charged molecules. Through the use of microelectronics, the Company's technology enables the active movement and concentration of charged molecules to and from designated microlocations, or test sites, on the semiconductor microchip. This electronic concentration of molecules greatly accelerates molecular binding at each microlocation. In addition, Nanogen's technology allows the simultaneous analysis of multiple test results, or multiplexing, from a single sample. The open architecture design of the Nanogen system enables the Company to offer microchips with arrays designed and built by Nanogen for specific applications or with arrays that can be customized by the end user. The Company believes its technology will accelerate the development of products that capitalize on the increasing availability of genetic information and its relationship to human disease. The Company further believes its semiconductor based platform technology provides a low cost, highly efficient, accurate and versatile integrated system that will shift the paradigm from current manual and mechanical methods to microelectronic systems, thereby significantly improving the quality of healthcare.

The Company has established collaborations with Becton, Dickinson and Company ("Becton Dickinson") in the area of infectious disease diagnostics, Hoechst AG ("Hoechst") (through a subsidiary) to develop drug discovery tools and Elan Corporation, plc for genomic applications.

RESULTS OF OPERATIONS

Revenues. Revenue from contracts and grants totaled approximately $547,000 for the three months ended March 31, 1998 compared to approximately $341,000 for the same period in 1997. Revenue from sponsored research totaled approximately $885,000 for the three months ended March 31, 1998; no sponsored research revenue was recognized during the three months ended March 31, 1997. Contract and grant revenue recognized during the three months ended March 31, 1998 was earned from five active contracts, compared to three active contracts during the same period in 1997. Sponsored research revenue recognized during the three months ended March 31, 1998 was earned under the Company's joint venture collaboration with Becton Dickinson entered into in October 1997 and under the Company's research and development agreement with Hoechst Corporate Research and Technology, an affiliate of Hoechst, entered into in December 1997. Contract, grant and sponsored research revenue are recorded as the costs and expenses to perform the research are incurred. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. Continuation of certain contract, grant, and sponsored research agreements are dependent upon the Company achieving specific contractual milestones. The recognition of revenue under contracts, grants and sponsored research may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year.

Research and Development Expenses. Research and development expenses increased to approximately $4.6 million for the three months ended March 31, 1998 from approximately $1.8 million for the same period in 1997. This increase is primarily attributable to the expansion of research efforts including the hiring of additional research and development personnel and the increase in associated costs such as laboratory supplies, equipment and other related expenses. The Company expects research and development spending to increase significantly over the next several years as research and product development efforts continue to expand.

General and Administrative Expenses. General and administrative expenses totaled approximately $1.5 million for the three months ended March 31, 1998 compared to approximately $722,000 for the same period in 1997. This increase is principally due to increased legal costs associated with enhancing and maintaining the Company's intellectual property portfolio and to deferred compensation expense recognized in the first three months of 1998 which was not recorded during the same period in 1997. Deferred compensation represents the excess of the deemed fair value for financial statement presentation purposes over the exercise price for common stock issuable on exercise of stock options.

Acquired In-Process Technology. In January 1998, the Company issued approximately 200,000 shares of its Series D Convertible Preferred Stock at $6.00 per share in exchange for all of the outstanding shares of Nanotronics, Inc. The in-process technology which was acquired relates generally to nanotechnology and molecular electronics. Nanotronics, Inc.'s research is currently funded through government contracts from the Information Directorate of the United States Air Force Research Laboratory located in Rome, New York.

Interest Income (Expense), Net. The Company had net interest income of approximately $159,000 for the three months ended March 31, 1998 compared to net interest income of approximately $218,000 for the same period in 1997. Interest income was greater during the three months ended March 31, 1997 compared with the same period in 1998 due to larger cash balances resulting from the Company's private placement of equity securities during December 1996 and January 1997. Additionally, interest expense was higher during the three months ended March 31, 1998 compared with the same period in 1997 due to greater amounts of equipment under capital leases in the first three months of 1998 than in the first three months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had $15.6 million in cash and cash equivalents compared to $19.5 million at December 31, 1997. This decrease was primarily due to the funding of expanding research and development activities as well as general and administrative activities as the Company continues to grow.

Net cash used in operating activities increased to $3.2 million for the three months ended March 31, 1998 compared to $2.4 million for the comparable period of 1997. This increase was primarily due to increased costs to support the Company's expanding operations, including higher personnel costs, laboratory expenses, license fees and legal fees relating to filing and maintaining the Company's patents.

The Company funds certain of its equipment acquisitions and leasehold improvements through capital equipment leasing facilities. During the three months ended March 31, 1998, the Company received proceeds from equipment and leasehold improvement financing of approximately $1.6 million, primarily related to the expansion of the Company's leased research and administrative facility which had not previously been fully occupied.

In April 1998, the Company completed an initial public offering of its common stock generating net proceeds of approximately $39.0 million. Concurrent with the initial public offering, the Company completed a private placement of its equity securities with Becton Dickinson, Hoechst (through a subsidiary) and Elan Corporation, plc, for net proceeds of $6.0 million, $10.0 million and $5.0 million, respectively.

The Company expects that the net proceeds from the initial public offering and the private placement completed in April 1998, together with existing capital resources, will be sufficient to support the planned operations of the Company through at least the next 24 months. This estimate of the period for which the Company expects its available sources of liquidity to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. The Company's future liquidity and capital funding requirements will depend on numerous factors including, but not limited to, the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to the Company's business, the results of clinical trials, competitive developments, and the Company's ability to enter into additional collaborative arrangements. The Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow to fund its operations for at least the next several years. In the event the Company's capital requirements are greater than estimated, the Company may need to raise additional capital to fund its research and development programs, to scale up manufacturing activities and expand its sales and marketing efforts to support the commercialization of its products under development. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all.

YEAR 2000 ISSUES

The Company is currently developing a plan to ensure that its systems and software infrastructure are Year 2000 compliant. Key financial, information and operational systems will be assessed and plans will be developed to address required systems modifications. Given the relatively small size of the Company's systems and the predominantly new hardware, software and operating systems, the Company does not presently anticipate any significant delays in becoming Year 2000 compliant. However, the Company is unable to control whether its current and future partners' systems are Year 2000 compliant. To the extent that partners would be unable to order products or pay invoices or suppliers would be unable to manufacture and ship product, the Company's operations could be affected. However, the Company does not presently believe that Year 2000 changes will have a material impact on the Company's business, financial condition or results of operations.

FACTORS THAT MAY AFFECT RESULTS

(For a discussion of additional risk factors applicable to the Company, see the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in the form in which it became effective on April 13, 1998.)

Early Stage of Development, Technological Uncertainty Whether Products can be Successfully Developed

Nanogen is at an early stage of development. The Company has completed the initial development of its platform and is developing products in the fields of medical diagnostics, biomedical research, genomics, genetic testing and drug discovery. There can be no assurances that the Company will be able to successfully complete the development of products in any or all of these fields. All of the Company's products are currently under development, and there can be no assurance that such products will be successfully developed or commercialized on a timely basis, if at all. Since the Company's commencement of operations in 1993, substantially all of the Company's resources have been dedicated to the research and development of potential products based on its proprietary semiconductor microchip technology, and no revenues have been generated from product sales. The Company believes that its revenue growth and profitability will depend substantially upon its ability to overcome significant technological challenges and successfully introduce these new products into the marketplace. In addition, the successful development of some of these new products will depend on the development and incorporation of new technologies developed through the Company's current and future collaborations. A number of applications envisioned by the Company will require significant enhancements in the basic technology platform including complete sample-to-answer capabilities. If the Company is unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of any new product, or if such product does not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

Lack of Market Acceptance

The Company's strategy of using its proprietary semiconductor microchip technology for the purposes of developing products in the fields of medical diagnostics, biomedical research, genomics, genetic testing and drug discovery is unproven and there can be no assurance that the Company will be able to develop commercially viable products in any or all of these fields or that any such products will be accepted in the marketplace. Additionally, there can be no assurance that the Company will be successful in achieving adoption of its system. Market acceptance will depend on many factors, including demonstrating to customers that the Company's technology platform is a viable alternative to currently available technologies. In addition, the Company's technology platform could be adversely affected by limited funding available for capital acquisitions by the Company's customers, as well as internal obstacles to customer approvals of purchases of the Company's products. If the Company is unable to achieve market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

Dependence on Collaborative Alliances; Reliance on Collaborators

The Company's strategy for development and commercialization of its proprietary semiconductor microchip technology and related products includes and depends on the formation of various strategic alliances and licensing arrangements with collaborative partners. The Company's strategy is to enter into collaborative arrangements with select companies to partially fund development of, assist in obtaining regulatory approval and clearances for, and commercialize its products. As a result, the Company's strategy for development and commercialization of such products depends on the feasibility and continuity of arrangements with existing and future collaborative partners and licensees. There can be no assurance that the Company will be successful in entering into or maintaining such collaborations to develop commercial applications of its semiconductor microchip products. Failure to do so would have a material adverse impact on the Company. The Company may have limited or no control over the time, effort or financial resources that any partner may devote to the development or marketing of the Company's products. There can be no assurance that any of the Company's collaborative partners will perform their obligations as expected or will devote sufficient resources to the development, clinical testing or marketing of the Company's potential products. Any concomitant development by a partner of competitive technologies, preclusion from entering into competitive arrangements with other potential partners, disputes over ownership rights to any intellectual property, know-how or technologies developed with a partner, failure to obtain timely regulatory approvals or clearances, premature termination of an agreement, or failure by a partner to devote sufficient resources to the development and commercialization of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations of the Company.

Under the terms of the Company's joint venture arrangement with Becton Dickinson, if the Company fails to achieve certain milestones by June 30, 1998, the joint venture arrangement may be terminated, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates that the revenues derived from such arrangement will be a significant source of funding for the Company's research and development activities. In addition, certain milestones will need to be agreed upon in the future. There can be no assurance that the parties will agree to such milestones, and if agreed upon, there can be no assurances that such milestones will be achieved. The Company will rely in part on Becton Dickinson to manufacture certain components of its infectious disease products. Any failure on the part of either the Company or Becton Dickinson to meet the expected timelines could adversely affect the ability of the parties to achieve timely submission of products for regulatory approval or to successfully introduce the products in the commercial marketplace. Such delays in either the regulatory process or the commercial introduction of such products would have a material adverse effect on the Company's business, financial condition, and results of operations. Additionally, the Company will rely on Becton Dickinson's distribution capabilities to market the joint venture products. Any interruption in this distribution channel or failure of Becton Dickinson to adequately fund the marketing and sales commitments of the joint venture would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company also has agreements with Hoechst (through a subsidiary) and Elan Corporation, plc that contemplate the commercialization of products resulting from research and development collaboration agreements between the parties. There can be no assurance that such agreements will result in commercially viable collaborations between the parties, or that any resulting collaborations will be successful.

History of Losses and Accumulated Deficit; Uncertainty of Future Profitability; Quarterly Fluctuations

The Company has incurred net losses since its inception, and at March 31, 1998, had an accumulated deficit of approximately $32.2 million. The Company anticipates that it will continue to incur additional operating losses for at least the next several years. The estimates above as to the minimum period during which the Company expects to incur losses are forward-looking statements that involve risks and uncertainties. There can be no assurance that the Company will ever attain profitability or will remain profitable on a quarterly or annual basis in the future. At this time, the Company has no products available for sale and no revenues have been generated from commercialization of products arising out of its technology. There can be no assurance that the Company will ever attain profitability or will remain profitable on a quarterly or annual basis in the future. The Company expects that its revenues will be generated principally from the sale of its instrument system and the recurring sale of its disposable cartridges. There can be no assurance that the Company will sell a sufficient number of instruments and disposable cartridges at a gross margin sufficient to achieve profitability. The Company intends to significantly increase its investments in research and development, sales and marketing, manufacturing, clinical trials, regulatory approvals and related infrastructure. As a result of the anticipated increases in the Company's operating expenses, the Company's financial prospects must be considered in light of the risks, expenses and difficulties frequently encountered by early stage development companies, particularly companies in new and rapidly evolving markets. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including the timing of payments from collaborators, whether and when new products are successfully developed and introduced by the Company or its competitors, market acceptance of future products, regulatory delays, product recalls, manufacturing delays, shipment problems, product seasonality and changes in the mix of products sold.

Future Capital Requirements; Uncertainty of Additional Funding

The Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow to fund its operations for at least the next several years. Thus, the Company may need to raise additional capital to fund its research and development programs, to scale up manufacturing activities and establish its sales and marketing capability. The Company's current collaborations will, and future collaborations may, require the Company to commit substantial amounts of capital. There can be no assurance that the Company will be able to make such scheduled capital contributions. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to the Company's business, the results of clinical trials, competitive developments, and the Company's ability to enter into additional collaborative arrangements. There can be no assurance that such additional capital will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on less favorable terms. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition or results of operations.

Intense Competition; Competing Technologies

As the Company develops applications for its technology, it expects to encounter intense competition from a number of companies that offer products in its targeted application areas. The Company anticipates that its competitors in these areas will include health care companies that manufacture laboratory-based tests and analyzers, diagnostic and pharmaceutical companies, as well as companies developing drug discovery technologies. To the extent the Company is successful in developing products in these areas, the Company will face competition from established companies and numerous development-stage companies that continually enter these markets.

In many instances, the Company's competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors may offer broader product lines and have greater name recognition than the Company, and may offer discounts as a competitive tactic. In addition, several development stage companies are currently making or developing products that compete with or will compete with those of the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than the Company's current or future products, or that would render the Company's technologies and products obsolete. Also, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. The Company's future success will depend in large part on its ability to maintain a competitive position with respect to the technologies in which it competes. Rapid technological development by the Company or others may result in competing products or technology.

Uncertainty of Patent and Proprietary Technology Protection; Potential Inability to License Technology from Third Parties

The Company's commercial success will depend in part on obtaining and maintaining meaningful patent protection on its inventions, technologies and discoveries. The Company's strategy is to actively pursue patent protection in the U.S. and foreign jurisdictions for technology it believes to be proprietary and that offers competitive advantages for its products. The Company's ability to compete effectively will therefore depend in part on its ability to develop and maintain proprietary aspects of its technology, and to operate without infringing the proprietary rights of others, or to obtain rights to such third-party proprietary rights, if necessary. While Nanogen has four U.S. and one foreign issued patents and is currently prosecuting additional patent applications in the U.S. and with certain foreign patent offices, there can be no assurance that any of the Company's pending patent applications will result in the issuance of any patents, that the Company's patent applications will have priority over others' applications, or that, if issued, any of the Company's patents will offer protection against competitors with similar technologies. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented in the future or that the rights created thereunder will afford the Company a competitive advantage.

The commercial success of the Company also depends in part on the Company neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to the Company's technologies and products. The Company is aware of certain third-party patents that may relate to the Company's technology. There can be no assurance that the Company does not or will not infringe these patents or other patents or proprietary rights of third parties. In addition, the Company has received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against the Company or its collaborative partners claiming damages and seeking to enjoin commercial activities relating to the Company's products and processes affected by third-party rights, in addition to subjecting the Company to potential liability for damages, may require the Company or its collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. There can be no assurance that the Company or its collaborative partners would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all. There are a significant number of U.S. and foreign patents and patent applications held by third parties in the Company's areas of interest, and the Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the defense and prosecution of interference proceedings before the U.S. Patent and Trademark Office ("USPTO") and related administrative proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. There can be no assurance that the Company will not in the future become subject to USPTO interference proceedings to determine the priority of inventions. In addition, laws of certain foreign countries do not protect intellectual property to the same extent as do laws in the U.S., which may subject the Company to additional difficulties in protecting its intellectual property in those countries.

The Company also relies upon trade secrets, technical know-how and continuing inventions to develop and maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, that the Company can meaningfully protect its trade secrets, or that the Company will be capable of protecting its rights to its trade secrets. The Company seeks to protect its proprietary technology and patents, in part, by confidentiality agreements with its employees and certain contractors. There can be no assurance that the Company's own employees will not breach their existing Proprietary Information, Inventions, and Dispute Resolution Agreements or that such agreements will otherwise protect the Company's intellectual property, each of which could have a material adverse effect on the Company's business, financial condition and results of operations.

No Assurance of Obtaining Regulatory Approvals; Government Regulatory Process

The Company anticipates that the manufacturing, labeling, distribution and marketing of a number of its diagnostic products will be subject to regulation in the U.S. and in certain other countries. In the U.S., the Federal Drug Administration ("FDA") regulates, as medical devices, most diagnostic tests and in vitro reagents that are marketed as finished test kits and equipment. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, design, efficacy, safety, manufacture, labeling, distribution and promotion of medical devices. The Company will not be able to commence marketing or commercial sales in the U.S. of such products until it receives clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process. The Company has not applied for FDA or other regulatory approvals with respect to any of its products under development. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, that regulatory clearance or approval or clearance of any new products will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the new products will be successfully commercialized. Noncompliance with applicable FDA requirements can result in, among other things, administrative sanctions or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company. Any devices manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances for its products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended uses imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Suppliers

Certain key components and raw materials used in the manufacture of the Company's products are currently provided from limited sources or in some cases by single-source vendors. Although the Company believes that alternative sources for such components and raw materials are available, any supply interruption in a sole-sourced component of raw material would have a material adverse effect on the Company's ability to manufacture its products until a new source of supply is qualified and, as a result, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture products. The Company may be unable to find a sufficient alternative supply channel in a reasonable time period, or on commercially reasonable terms, if at all. Failure to obtain a supplier for the manufacture of components of its future products, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Manufacturing Experience; Potential Inability to Scale Up Manufacturing

The Company has no experience manufacturing products for commercial purposes. The Company presently relies on subcontractors to manufacture the limited quantities of semiconductor microchips and other components it currently requires for internal and collaborative purposes, as well as for use in clinical trials and prototype products. The Company is currently qualifying new contract manufacturers for large scale wafer fabrication, and there can be no assurance that the Company will qualify and secure sufficient capacity on satisfactory terms for commercial production. There can be no assurance that manufacturing, supply and quality control problems will not arise as the Company either alone or with subcontractors attempts to scale up manufacturing procedures or that such scale-up can be achieved in a timely manner or at a commercially reasonable cost. Any such failure to surmount such problems could lead to delays or pose a threat to the ultimate commercialization of the Company's products and result in a material adverse effect on the Company. If the Company or any of its contract manufacturers encounter future manufacturing difficulties, including problems involving the ability to scale up manufacturing capacity, production yields, quality control and assurance, or shortages of components or qualified personnel, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's manufacturing facilities and those of its contract manufacturers are or will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and such facilities are subject to Quality System regulation ("QSR") requirements of the FDA. Failure by the Company or its third-party manufacturer to maintain its facilities in accordance with QSR regulations, other international quality standards or other regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Marketing and Sales Capability

Nanogen intends to market and sell its products, if successfully developed, directly and through strategic alliances and distribution arrangements with third parties, including its collaborative partners. There can be no assurance that any efforts to establish such strategic alliances or distribution arrangements will be successful. The Company currently has limited product marketing and sales capabilities, although it intends to recruit experienced marketing and sales personnel as the Company grows closer to product commercialization. In attracting, establishing and maintaining a marketing and sales force, or entering into third-party marketing or distribution arrangements with other companies, the Company expects to incur significant additional expenses. No assurance can be given that the Company will be able to successfully establish such a sales and marketing capability or enter into third-party marketing or distribution arrangements or that it will be successful in achieving marketplace acceptance for its products.

Management of Growth

The Company has recently experienced, and expects to continue to experience growth in the number of its employees and the scope of its operating and financial systems. This growth has resulted in an increase in responsibilities for both existing and new management personnel. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational, financial and management information systems and to recruit, train, motivate and manage its employees. There can be no assurance that the Company will be able to manage its growth and expansion, and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability Exposure; Inadequacy or Unavailability of Insurance Coverage

The testing, manufacturing and marketing of the Company's products entails an inherent risk of product liability claims. To date, the Company has not experienced any product liability claims, but any such claims arising in the future could have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to secure limited product liability/clinical liability insurance coverage, but there can be no assurance that the Company will be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. Potential product liability claims may exceed the amount of the Company's insurance coverage or may be excluded from coverage under the terms of the policy. There can be no assurance that the Company's insurance once obtained can be renewed at a cost and level of coverage comparable to that then in effect. Any claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's business, financial condition, and results of operations.

Possible Volatility of Stock Price

The securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market prices of the common stock of many publicly held medical device companies have in the past been, and can in the future be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, clinical investigation results, release of reports by securities analysts, developments or disputes concerning patents or proprietary rights, regulatory developments, changes in regulatory or medical reimbursement policies, economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Company's Common Stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price for a company's securities. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

                                  NANOGEN, INC.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Note: All information included in this "Changes in Securities and Use of Proceeds" section reflects a two-for-three reverse split of the Company's common stock effected in April 1998 (Preferred Stock share amounts have been similarly adjusted).

        (a)     Not applicable.

        (b)     Not applicable.

        (c) In January of 1998 in connection with the acquisition of all of the outstanding stock of Nanotronics, Inc., a California corporation ("Nanotronics"), the Company issued an aggregate of 132,334 shares of its Series D Preferred Stock and a warrant for the purchase of 993 shares of its Series D Preferred Stock to the shareholders and creditors of Nanotronics. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), in issuing these shares and warrants.

                On various dates from January 1, 1998 through March 31, 1998, the Company issued 237,509 shares of its common stock to various employees pursuant to the exercise of options granted under its 1995 Stock Option/Stock Issuance Plan and its 1997 Stock Incentive Plan. The exercise prices per share ranged from $0.15 to $3.00, for an aggregate consideration of approximately $475,313. The Company relied on the exemption provided by Rule 701 promulgated under the Securities Act in issuing these shares.

                In March 1998 the Company issued 466 shares of its common stock to an existing Company stockholder in connection with the exercise of a common stock warrant originally issued in June of 1995. The exercise price per share was $0.375 per share for aggregate consideration of $175.00. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in issuing these shares.

                In connection with a licensing agreement entered into between the Company and Billups-Rothenberg, Inc. ("BRI") as of March 18, 1998, as partial payment for an initial license fee, the Company issued 1,333 shares of its common stock to BRI. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in issuing these shares to BRI.

        (d) On April 14, 1998 the Company offered for sale 3,900,000 shares of its common stock priced at $11.00 per share for an aggregate offering price of $42.9 million in an initial public offering ("IPO") led by an underwritting group consisting of Morgan Stanley Dean Witter, Lehman Brothers and SBC Warburg Dillon Read Inc. The proceeds of the IPO to the Company, net of underwriting fees and IPO expenses, were approximately $39 million. The effective date of the registration statement filed by the Company with the Securities and Exchange Commission in connection with the IPO (file No. 333-42791) was April 13, 1998. Because all of the proceeds from the IPO were generated after March 31, 1998, none of these proceeds were used during the three month period covered by this Report on Form 10-Q.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        As of March 25, 1998, a majority of the Company's stockholders, by written consent, approved: (i) an amendment and restatement to the Company's Certificate of Incorporation, providing for, among other things, a two-for-three reverse split of the Company's common stock in connection with the Company's IPO; (ii) conditioned upon the consummation of the IPO, an amendment and restatement of the Company's Certificate of Incorporation to, among other things, set the authorized "blank check" preferred stock at 5,000,000 shares, provide for a classified Board of Directors, eliminate the right of stockholders to act by written consent and provide for certain supermajority voting provisions; (iii) conditioned upon the consummation of the IPO, an amendment and restatement of the Company's by-laws, to, among other things, provide for a classified Board of Directors, eliminate the right of stockholders to act by written consent and provide for certain supermajority

                                  NANOGEN, INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

        voting provisions; (iv) an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares authorized thereunder by 900,000; (v) the adoption of the Company's Employee Stock Purchase Plan; and (vi) the adoption of a unified form of indemnity agreement providing for indemnification for the Company's officers and directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                10.32(1) Secured Promissory Note and Deed of Trust between the
                         Company and W.J. Kitchen, dated March 16, 1998

                10.33(1) Series D Preferred Stock Purchase Warrant between the
                         Company and Dominion Fund II, dated January 26, 1998

                10.34(1) License Agreement between the Company and
                         Billups-Rothenberg, Inc. dated as of March 18, 1998

                27.1     Financial Data Schedule

               (1) - Incorporated by reference to exhibits of the same number to the Company's Registration Statement on Form S-1 (No. 333-42791).


        (b)     Reports on Form 8-K

               No Reports on Form 8-K were filed during the three months ended March 31, 1998.

                                  NANOGEN, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NANOGEN, INC.



Date:    May 27, 1998                /s/ Howard C. Birndorf
     ----------------------         -------------------------------
                                    Howard C. Birndorf
                                    Chairman of the Board, Chief
                                    Executive Officer and Chief Financial
                                    Officer (Principal Executive Officer and
                                    Principal Financial Officer)


Date:    May 27, 1998               /s/ Dana A. Krzyston
     ----------------------         -------------------------------
                                    Dana A. Krzyston
                                    Controller (Principal Accounting
                                    Officer )

                                  NANOGEN, INC.

                                  EXHIBIT INDEX


           Exhibit
            Number                      Description                                           Page
            ------                      -----------                                           ----
           10.32(1)   Secured Promissory Notes and Deed of Trust between the
                      Company and W.J. Kitchen, dated March 16, 1998

           10.33(1)   Series D Preferred Stock Purchase Warrant between the
                      Company and Dominion Fund II, dated January 26, 1998

           10.34(1)   License Agreement between the Company and Billups-
                      Rothenberg, Inc. dated as of March 31, 1998

           27.1       Financial Data Schedule                                                  20


(1) - Incorporated by reference to exhibits of the same number to the Company's Registration Statement on Form S-1 (No. 333-42791).