Form 10-Q
period 1998-06-30
NANOGEN INC
filed 1998-08-14
CIK 1030339

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

     [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___ TO ___

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

                                 YES [X] NO [ ]


AS OF AUGUST 13, 1998, 18,830,722 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                  NANOGEN, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                    PAGE
                                                                                    ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets at June 30, 1998
                and December 31, 1997...........................................      3

              Consolidated Statements of Operations for the Three
                and Six Months ended June 30, 1998 and 1997......................     4

              Consolidated Statements of Cash Flows for the Six
                Months ended June 30, 1998 and 1997..............................     5

              Notes to Consolidated Financial Statements.........................     6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................     8


PART II:      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds..........................    17

Item 4.       Submission of Matters to a Vote of Security Holders................    18

Item 6.       Exhibits and Reports on Form 8-K...................................    18

SIGNATURES......................................................................     19

EXHIBIT INDEX...................................................................     20

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                  NANOGEN, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                         JUNE 30,              DECEMBER  31,
                                                                                           1998                     1997
                                                                                       -------------           -------------
                                                                                        (unaudited)               (Note)
                             ASSETS
Current assets:
  Cash and cash equivalents                                                            $  72,683,400           $  19,498,293
  Grant receivables and other current assets                                               1,866,530                 699,595
                                                                                       -------------           -------------
Total current assets                                                                      74,549,930              20,197,888

Property and equipment, net                                                                6,485,705               2,439,941
Restricted cash                                                                              368,758                 358,858
Other assets                                                                                 276,225                 218,376
                                                                                       -------------           -------------
                                                                                       $  81,680,618           $  23,215,063
                                                                                       =============           =============


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                     $   1,302,832           $     597,211
  Accrued liabilities                                                                      1,182,060               1,008,951
  Unearned revenue                                                                         1,622,945               1,012,186
  Current portion of capital lease obligations                                             1,761,123                 804,495
                                                                                       -------------           -------------
Total current liabilities                                                                  5,868,960               3,422,843

Capital lease obligations, less current portion                                            4,076,721               1,193,221

Stockholders' equity:
  Convertible preferred stock, $.001 par value, 15,500,000
  shares
   authorized; none and 13,683,865 shares issued and outstanding
   at June 30, 1998 and December 31, 1997, respectively                                           --                  13,684

  Common stock, $.001 par value, 40,000,000 shares authorized; 18,832,700 and
   3,183,523 shares issued and outstanding
   at June 30, 1998 and December 31, 1997, respectively                                       18,833                   3,184
  Additional paid-in capital                                                             111,514,922              48,523,140
  Deferred compensation                                                                   (2,315,390)             (2,322,850)
  Notes receivable from officers                                                          (1,470,737)             (1,129,509)
  Accumulated deficit                                                                    (36,012,691)            (26,488,650)
                                                                                       -------------           -------------
Total stockholders' equity                                                                71,734,937              18,598,999
                                                                                       -------------           -------------
                                                                                       $  81,680,618           $  23,215,063
                                                                                       =============           =============


Note: The consolidated balance sheet at December 31, 1997 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------------           -----------------------------------
                                                      1998                   1997                   1998                  1997
                                                  ------------           ------------           ------------           ------------
Revenues:
  Contract and grant revenue                      $    549,967           $    634,353           $  1,096,783           $    975,141
  Sponsored research                                 1,387,440                314,286              2,272,368                314,286
                                                  ------------           ------------           ------------           ------------
Total revenues                                       1,937,407                948,639              3,369,151              1,289,427

Operating expenses:
  Research and development                           5,065,913              2,225,140              9,711,972              4,044,427
  General and administrative                         1,482,233                946,303              2,952,254              1,668,554
  Acquired in-process technology                            --                     --              1,192,842                     --
                                                  ------------           ------------           ------------           ------------
Total operating expenses                             6,548,146              3,171,443             13,857,068              5,712,981
                                                  ------------           ------------           ------------           ------------
Loss from operations                                (4,610,739)            (2,222,804)           (10,487,917)            (4,423,554)

Interest income (expense), net                         804,889                263,057                963,876                481,099
                                                  ------------           ------------           ------------           ------------
Net loss                                          $ (3,805,850)          $ (1,959,747)          $ (9,524,041)          $ (3,942,455)
                                                  ============           ============           ============           ============

Net loss per share -
  basic and diluted                               $      (0.23)          $      (1.65)          $      (0.69)          $      (3.41)
                                                  ============           ============           ============           ============

Number of shares used in computing
  net loss per share - basic and diluted            16,545,411              1,190,936             13,768,409              1,156,298
                                                  ============           ============           ============           ============


                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                              -----------------------------------
                                                                                  1998                    1997
                                                                              ------------           ------------
Cash flows from operating activities:
Net loss                                                                      $ (9,524,041)          $ (3,942,455)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Acquisition of in-process technology                                           1,192,842                     --
  Depreciation and amortization                                                    411,003                221,848
  Amortization of deferred compensation                                          1,378,125                     --
  Changes in operating assets and liabilities:
   Accounts payable                                                                705,621                  6,853
   Accrued liabilities                                                             216,579                 63,841
   Unearned revenue                                                                610,759                385,714
   Grant receivables and other current assets                                   (1,166,935)              (510,122)
                                                                              ------------           ------------
Net cash used in operating activities                                           (6,176,047)            (3,774,321)

Cash flows from investing activities:
Purchase of equipment                                                                   --               (461,660)
                                                                              ------------           ------------
Net cash used in investing activities                                                   --               (461,660)

Cash flows from financing activities:
Restricted cash                                                                     (9,900)               (11,252)
Principal payments on capital lease obligations                                   (616,639)              (294,565)
Issuance of common stock, net of repurchases                                    60,076,970                 21,973
Issuance of convertible preferred stock, net of issuance                                --             12,222,970
costs
Interest on notes receivable from officers                                         (31,428)                (2,226)
Other assets                                                                       (57,849)                    --
                                                                              ------------           ------------
Net cash provided by financing activities                                       59,361,154             11,936,900

Increase in cash and cash equivalents                                           53,185,107              7,700,919
Cash and cash equivalents at beginning of period                                19,498,293             16,775,228
                                                                              ------------           ------------
Cash and cash equivalents at end of period                                    $ 72,683,400           $ 24,476,147
                                                                              ============           ============


Supplemental disclosure of cash flow information:
   Interest paid                                                              $    186,796           $    106,048
                                                                              ============           ============

Supplemental schedule of noncash investing and financing activities:
   Equipment acquired under capital leases                                    $  4,456,767           $    379,914
                                                                              ============           ============
   Common stock issued in exchange for notes
     receivable from officers                                                 $    309,800                     --
                                                                              ============           ============
   Issuance of convertible preferred stock and
     warrants in exchange for in-process technology                           $  1,192,842                     --
                                                                              ============           ============

   Deferred compensation related to stock options                             $  1,370,665                     --
                                                                              ============           ============


                             See accompanying notes.

                                  NANOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of June 30, 1998, consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 1998 shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

   The accompanying consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in the form in which it became effective on April 13, 1998.

   Net Loss per Share

   Basic net loss per share has been computed using the weighted average number of common shares outstanding during the periods presented. Common equivalent shares resulting from outstanding preferred stock, options to purchase common stock and warrants to purchase convertible preferred stock are excluded from the computation of diluted net loss per share as their effect is antidilutive.

   Recent interpretations by the Securities and Exchange Commission have altered the treatment of preferred stock previously included in computing certain earnings-per-share data. The Company previously considered preferred stock as outstanding in pre-IPO periods from the date of the original issuance in computing earnings per share. To conform with the recent interpretations, the Company has revised its calculation of earnings per share for all pre-IPO periods to exclude the impact of preferred shares.

2. ACQUISITION OF NANOTRONICS, INC.

   In January 1998, the Company consummated an Agreement and Plan of Merger with Nanotronics, Inc. ("Nanotronics"), pursuant to which a wholly-owned California subsidiary of the Company merged with and into Nanotronics. Upon the consummation of the merger, the Company issued approximately 200,000 shares of its Series D Convertible Preferred Stock at $6.00 per share in exchange for all of the outstanding shares of Nanotronics. This Series D Preferred Stock converted into 132,334 shares of common stock at the Company's initial public offering. The transaction has been accounted for using the purchase method. The operations and net assets of Nanotronics are not material to the Company's financial position or results of operations. The technological feasibility of the acquired technology has not been established nor have alternative uses been identified, therefore, the purchase price of approximately $1.2 million has been allocated to acquired in-process technology and has been reflected as a charge in the Company's statement of operations.

3. NEW ACCOUNTING STANDARDS

   On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Segment Information. The adoption of these standards did not have an impact on the Company's financial statements.

                                  NANOGEN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. INITIAL PUBLIC OFFERING

   In April 1998, the Company completed an initial public offering ("the Offering") of 3,900,000 shares of common stock, providing the Company with net proceeds of approximately $38.8 million. All outstanding shares of convertible preferred stock outstanding at April 13, 1998 automatically converted into 9,254,876 common shares upon the closing of the Offering. Prior to the closing of the Offering, the Company effected a 2-for-3 reverse stock split. All common stock share numbers have been retroactively adjusted to reflect this 2-for-3 stock split.

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

The Company has established collaborations with Becton, Dickinson and Company ("Becton Dickinson") in the area of infectious disease diagnostics, Hoechst AG ("Hoechst") (through a subsidiary) to develop drug discovery tools and Elan Corporation, plc ("Elan") for genomic applications.

RESULTS OF OPERATIONS

Revenues. Revenue from contracts and grants totaled approximately $550,000 and $1.1 million for the three and six months ended June 30, 1998, respectively, compared to approximately $634,000 and $975,000 for the three and six months ended June 30, 1997, respectively. Revenue from sponsored research totaled $1.4 million and $2.3 million for the three and six months ended June 30, 1998, respectively, compared to approximately $314,000 for both the three and six months ended June 30, 1997. Contract and grant revenue recognized during the three and six months ended June 30, 1998 was earned from a total of seven active contracts, compared to five active contracts during the three and six months ended June 30, 1997. Revenue from these contracts and grants fluctuates from quarter to quarter depending upon grant activity as well as the total value of the grant award. Sponsored research revenue recognized during the three and six months ended June 30, 1998 was earned in connection with a joint venture collaboration with Becton Dickinson entered into in October 1997, a research and development agreement with Hoechst Research and Technology, an affiliate of Hoechst, entered into in December 1997, and a nonexclusive research and development agreement with Elan entered into in December 1997. Contract, grant and sponsored research revenue are recorded as the costs and expenses to perform the research are incurred. Payments received in advance under these arrangements are recorded as unearned revenue until the expenses are incurred. Continuation of certain contract, grant, and sponsored research agreements are dependent upon the Company achieving specific contractual milestones. The recognition of revenue under contracts, grants and sponsored research may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year.

Research and Development Expenses. Research and development expenses increased to approximately $5.1 and $9.7 million for the three and six months ended June 30, 1998, respectively, from approximately $2.2 and $4.0 million for the three and six months ended June 30, 1997, respectively. This increase is primarily attributable to the expansion of research and product development efforts including the hiring of additional scientific, engineering and operational personnel and the increase in costs associated with further development of the Company's products. The Company expects research and development spending to increase significantly over the next several years as research and product development efforts continue to expand.

General and Administrative Expenses. General and administrative expenses totaled approximately $1.5 and $3.0 million for the three and six months ended June 30, 1998, respectively, compared to approximately $946,000 and $1.7 million for the three and six months ended June 30, 1997, respectively. This increase is principally due to increased legal costs associated with enhancing and maintaining the Company's intellectual property portfolio, the expansion of activities related to marketing the Company's potential products, and to deferred compensation expense recognized in the first six months of 1998 which was not recorded during the same period in 1997. Deferred compensation represents the excess of the deemed fair value for financial statement presentation purposes over the exercise price for common stock issuable on exercise of stock options. General and administrative expenses are expected to continue to increase as the Company continues to expand its sales and marketing and general and administrative organizations.

Acquired In-Process Technology. During the first quarter of 1998, the Company issued 200,000 shares of its Series D Convertible Preferred Stock at $6.00 per share in exchange for all of the outstanding shares of Nanotronics, Inc. This Series D Preferred Stock converted into 132,334 shares of common stock at the Company's initial public offering. The in-process technology which was acquired relates generally to nanotechnology and molecular electronics. Nanotronics, Inc.'s research is currently funded through government contracts from the Information Directorate of the United States Air Force Research Laboratory located in Rome, New York.

Interest Income (Expense), Net. The Company had net interest income of approximately $805,000 and $964,000 for the three and six months ended June 30, 1998, respectively, compared to net interest income of approximately $263,000 and $481,000 for the three and six months ended June 30, 1997. Interest income was greater during the three and six months ended June 30, 1998 compared to 1997 due to larger cash balances resulting from net proceeds received upon the completion of the Company's initial public offering and concurrent private placement of equity securities in April 1998. Interest expense was higher during the three and six months ended June 30, 1998 compared to 1997 due to greater amounts of equipment under capital leases in 1998 than in 1997.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had $72.7 million in cash and cash equivalents compared to $19.5 million at December 31, 1997. This increase can be attributed to the net proceeds received upon the completion of the Company's initial public offering and the concurrent private placement during April 1998.

Net cash used in operating activities increased to $6.2 million for the six months ended June 30, 1998 compared to $3.8 million for the comparable period of 1997. This increase was primarily due to increased costs to support the Company's expanding operations, including higher personnel costs, product development costs, license fees and legal fees relating to establishing and maintaining the Company's intellectual property rights.

The Company funds certain of its equipment acquisitions and leasehold improvements through capital equipment leasing facilities. During the six months ended June 30, 1998, the Company received proceeds from equipment and leasehold improvement financing of approximately $4.5 million, primarily related to the expansion of the Company's leased research and administrative facility which had not previously been fully occupied.

In April 1998, the Company completed an initial public offering of its common stock generating net proceeds of approximately $38.8 million. Concurrent with the initial public offering, the Company completed a private placement of its equity securities with Becton Dickinson, Hoechst (through a subsidiary) and Elan Corporation, plc, for net proceeds of $6.0 million, $10.0 million and $5.0 million, respectively.

The Company expects that the net proceeds from the initial public offering and the private placement completed in April 1998, together with existing capital resources, will be sufficient to support the planned operations of the Company through at least the next 24 months. This estimate of the period for which the Company expects its available sources of liquidity to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. The Company's future liquidity and capital funding requirements will depend on numerous factors including, but not limited to, the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to the Company's business, the results of clinical trials, competitive developments, and the Company's ability to maintain existing collaborations and to enter into additional collaborative arrangements. The Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow to fund its operations for at least the next several years. In the event the Company's capital requirements are greater than estimated, the Company may need to raise additional capital to fund its research and development programs, to scale up manufacturing activities and expand its sales and marketing efforts to support the commercialization of its products under development. Additional capital may not be available on terms acceptable to the Company, or at all.

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

Under the terms of the Company's joint venture arrangement with Becton Dickinson, if the Company fails to achieve certain milestones, the joint venture arrangement may be terminated, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates that the revenues derived from its joint venture arrangement with Becton Dickinson will be a significant source of funding for the Company's research and development activities. Milestones will need to be agreed upon in the future. The parties may not agree to milestones, and if agreed upon, milestones may not be achieved. The Company will rely in part on Becton Dickinson to manufacture components of its infectious disease products. Any failure on the part of either the Company or Becton Dickinson to meet the expected timelines could adversely affect the ability of the parties to achieve timely submission of products for regulatory approval or to successfully introduce the products in the commercial marketplace. Such delays in either the regulatory process or the commercial introduction of such products would have a material adverse effect on the Company's business, financial condition, and results of operations. Additionally, the Company will rely on Becton Dickinson's distribution capabilities to market the joint venture products. Any interruption in this distribution channel or failure of Becton Dickinson to adequately fund the marketing and sales commitments of the joint venture would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company also has agreements with Hoechst (through a subsidiary) and Elan Corporation, plc that contemplate the commercialization of products resulting from research and development collaboration agreements between the parties. These agreements may not result in commercially viable collaborations between the parties, and any resulting collaborations may not be successful.

History of Losses and Accumulated Deficit; Uncertainty of Future Profitability; Quarterly Fluctuations

The Company has incurred net losses since its inception, and at June 30, 1998, had an accumulated deficit of approximately $36.0 million. The Company anticipates that it will continue to incur additional operating losses for at least the next several years. The estimates above as to the minimum period during which the Company expects to incur losses are forward-looking statements that involve risks and uncertainties. The Company may never attain profitability or become profitable on a quarterly or annual basis in the future. At this time, the Company has no products available for sale and no revenues have been generated from commercialization of products arising out of its technology. The Company expects that its revenues will be generated principally from the sale of its instrument system and the recurring sale of its disposable cartridges. The Company may never sell a sufficient number of instruments and disposable cartridges at a gross margin sufficient to achieve profitability.

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

Future Capital Requirements; Uncertainty of Additional Funding

The Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow to fund its operations for at least the next several years. Thus, the Company may need to raise additional capital to fund its research and development programs, to scale up manufacturing activities and establish its sales and marketing capability. The Company's current collaborations will, and future collaborations may, require the Company to commit substantial amounts of capital. The Company may not be able to make such capital contributions. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to the Company's business, the results of clinical trials, competitive developments, and the Company's ability to enter into additional collaborative arrangements. Additional capital may not be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on less favorable terms. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition or results of operations.

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

In many instances, the Company's competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors may offer broader product lines and have greater name recognition than the Company, and may offer discounts as a competitive tactic. In addition, several development stage companies are currently making or developing products that compete with or will compete with those of the Company. The Company's competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than the Company's potential products, or that render the Company's technologies and potential products obsolete. Also, the Company may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. The Company's future success will depend in large part on its ability to maintain a competitive position with respect to the technologies in which it competes. Rapid technological development by the Company or others may result in competing products or technology.

Uncertainty of Patent and Proprietary Technology Protection; Potential Inability to License Technology from Third Parties

The Company's commercial success will depend in part on obtaining and maintaining meaningful patent protection on its inventions, technologies and discoveries. The Company's strategy is to actively pursue patent protection in the U.S. and foreign jurisdictions for technology it believes to be proprietary and that offers competitive advantages for its products. The Company's ability to compete effectively will therefore depend in part on its ability to develop and maintain proprietary aspects of its technology, and to operate without infringing the proprietary rights of others, or to obtain rights to such third-party proprietary rights, if necessary. While Nanogen has four U.S. and one foreign issued patents and is currently prosecuting additional patent applications in the U.S. and with certain foreign patent offices, the Company's pending patent applications may not result in the issuance of patents. The Company's patent applications may not have priority over others' applications, and even if issued, any of the Company's patents may not offer protection against competitors with similar technologies. Any patents issued to the Company may be challenged, invalidated or circumvented in the future and the rights created thereunder may not afford the Company a competitive advantage.

The commercial success of the Company also depends in part on the Company neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to the Company's technologies and products. The Company is aware of certain third-party patents that may relate to the Company's technology. There can be no assurance that the Company does not or will not infringe these patents or other patents or proprietary rights of third parties. In addition, the Company has received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against the Company or its collaborative partners claiming damages and seeking to enjoin commercial activities relating to the Company's products and processes affected by third-party rights, in addition to subjecting the Company to potential liability for damages, may require the Company or its collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. The Company or its collaborative partners may not prevail in any such action and any license (including licenses proposed by third parties) required under any such patent may not be made available on commercially acceptable terms, or at all. There are a significant number of U.S. and foreign patents and patent applications held by third parties in the Company's areas of interest, and the Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the defense and prosecution of interference proceedings before the U.S. Patent and Trademark Office ("USPTO") and related administrative proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. The Company may in the future become subject to USPTO interference proceedings to determine the priority of inventions. In addition, laws of certain foreign countries do not protect intellectual property to the same extent as do laws in the U.S., which may subject the Company to additional difficulties in protecting its intellectual property in those countries.

The Company also relies upon trade secrets, technical know-how and continuing inventions to develop and maintain its competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology and the Company may not be able to meaningfully protect its trade secrets, or be capable of protecting its rights to its trade secrets. The Company seeks to protect its proprietary technology and patents, in part, by confidentiality agreements with its employees and certain contractors. The Company's own employees may breach their existing Proprietary Information, Inventions, and Dispute Resolution Agreements and such agreements may not protect the Company's intellectual property. This could have a material adverse effect on the Company's business, financial condition and results of operations.

No Assurance of Obtaining Regulatory Approvals; Government Regulatory Process

The Company anticipates that the manufacturing, labeling, distribution and marketing of a number of its diagnostic products will be subject to regulation in the U.S. and in certain other countries. In the U.S., the Federal Drug Administration ("FDA") regulates, as medical devices, most diagnostic tests and in vitro reagents that are marketed as finished test kits and equipment. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, design, efficacy, safety, manufacture, labeling, distribution and promotion of medical devices. The Company will not be able to commence marketing or commercial sales in the U.S. of such products until it receives clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process. The Company has not applied for FDA or other regulatory approvals with respect to any of its products under development. The Company may experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, regulatory clearance or approval or clearance of any new products may not be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, and the new products may not be successfully commercialized. Noncompliance with applicable FDA requirements can result in, among other things, administrative sanctions or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company. Any devices manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. The Company may not be able to obtain necessary regulatory approvals or clearances for its products on a timely basis, or at all. Delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended uses imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Limited Manufacturing Experience; Potential Inability to Scale Up Manufacturing

The Company has no experience manufacturing products for commercial purposes. The Company presently relies on subcontractors to manufacture the limited quantities of semiconductor microchips and other components it currently requires for internal and collaborative purposes, as well as for use in clinical trials and prototype products. The Company is currently qualifying new contract manufacturers for large scale wafer fabrication, and there can be no assurance that the Company will qualify and secure sufficient capacity on satisfactory terms for commercial production. Manufacturing, supply and quality control problems may arise as the Company either alone or with subcontractors attempts to scale up manufacturing procedures and such scale-up may not be achieved in a timely manner or at a commercially reasonable cost. Any such failure to surmount such problems could lead to delays or pose a threat to the ultimate commercialization of the Company's products and result in a material adverse effect on the Company. If the Company or any of its contract manufacturers encounter future manufacturing difficulties, including problems involving the ability to scale up manufacturing capacity, production yields, quality control and assurance, or shortages of components or qualified personnel, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's manufacturing facilities and those of its contract manufacturers are or will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and such facilities are subject to Quality System Regulation ("QSR") requirements of the FDA. Failure by the Company or its third-party manufacturer to maintain its facilities in accordance with QSR regulations, other international quality standards or other regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Marketing and Sales Capability

Nanogen intends to market and sell its products, if successfully developed, directly and through strategic alliances and distribution arrangements with third parties, including its collaborative partners. Any efforts to establish such strategic alliances or distribution arrangements may not be successful. The Company currently has limited product marketing and sales capabilities, although it intends to recruit experienced marketing and sales personnel as the Company grows closer to product commercialization. In attracting, establishing and maintaining a marketing and sales force, or entering into third-party marketing or distribution arrangements with other companies, the Company expects to incur significant additional expenses. The Company may not be able to successfully establish such a sales and marketing capability or enter into third-party marketing or distribution arrangements or be successful in achieving marketplace acceptance for its products.

Management of Growth

The Company has recently experienced, and expects to continue to experience growth in the number of its employees and the scope of its operating and financial systems. This growth has resulted in an increase in responsibilities for both existing and new management personnel. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational, financial and management information systems and to recruit, train, motivate and manage its employees. The Company may not be able to manage its growth and expansion, and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability Exposure; Inadequacy or Unavailability of Insurance Coverage

The testing, manufacturing and marketing of the Company's products entails an inherent risk of product liability claims. To date, the Company has not experienced any product liability claims, but any such claims arising in the future could have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to secure limited product liability/clinical liability insurance coverage, but the Company may not be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. Potential product liability claims may exceed the amount of the Company's insurance coverage or may be excluded from coverage under the terms of the policy. The Company's insurance once obtained may not be renewed at a cost and level of coverage comparable to that then in effect. Any claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's business, financial condition, and results of operations.

Possible Volatility of Stock Price

The securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market prices of the common stock of many publicly held emerging medical technology companies have in the past been, and can in the future be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, clinical investigation results, release of reports by securities analysts, developments or disputes concerning patents or proprietary rights, regulatory developments, changes in regulatory or medical reimbursement policies, economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Company's common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price for a company's securities. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

                                  NANOGEN, INC.
                           PART II - OTHER INFORMATION


Note: All information included in this section "Part II - Other Information" reflects a two-for-three reverse split of the Company's common stock effected in April 1998 (Preferred Stock share amounts have been similarly adjusted).

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a)     Not applicable.

        (b)     Not applicable.

        (c) In April 1998, concurrent with its initial public offering, the Company completed a private placement of 1,909,089 shares of its common stock to (i) Becton, Dickinson and Company, (ii) Hoechst AG (through a subsidiary) and (iii) Elan Corporation, plc, resulting in net proceeds to the Company of $6.0 million, $10.0 million and $5.0 million, respectively. The Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933, as amended ("Securities Act"), in issuing these shares.

                On various dates from April 1, 1998 through April 13, 1998, the Company issued 6,636 shares of its common stock to various employees pursuant to the exercise of options granted under its 1995 Stock Option/Stock Issuance Plan and its 1997 Stock Incentive Plan. The exercise prices per share ranged from $0.15 to $3.00, for an aggregate consideration of approximately $12,683. The Company relied on the exemption provided by Rule 701 promulgated under the Securities Act in issuing these shares.

                In April 1998 the Company issued 412,644 shares of its common stock to various existing Company stockholders in connection with the exercise of common stock warrants originally issued from April 1995 through August 1997. Certain of these common stock warrants were exercised for cash and others pursuant to a cashless exercise provision. The exercise price was $0.375 per share for an aggregate consideration of $130,684. In April 1998, the Company issued 20,000 shares of its Series B preferred stock to an existing Company stockholder in connection with the exercise of Series B preferred stock warrants originally issued in April 1995. The exercise price for these warrants was $2.25 per share, for an aggregate consideration of $45,000. Additionally, in April 1998, the Company issued 2,400 shares of its Series C preferred stock to a service provider to the Company in connection with a cashless exercise of a Series C preferred stock warrant originally issued in August 1996. The Company relied upon the exemption provided by Section 4(2) of the Securities Act in issuing these shares.

        (d) On April 13, 1998, the Company's Registration Statement on Form S-1 (File No. 333-42791) was declared effective by the Securities and Exchange Commission (the "IPO Registration Statement"). The IPO Registration Statement registered a total of 3,900,000 shares of common stock, all of which were issued and sold by the Company (the "Offering") upon the termination of the Offering in April 1998. The Offering was led by an underwriting group consisting of Morgan Stanley Dean Witter, Lehman Brothers and SBC Warburg Dillion Read Inc. The shares sold by the Company were sold at an aggregate offering price of $42.9 million, netting proceeds of approximately $38.8 million to the Company after underwriting fees of approximately $3.0 million and other offering expenses of approximately $1.1 million. None of such fees and expenses were paid to any director, officer, or 10% or greater stockholder of the Company or an affiliate of any such persons.

                Since the effective date of the IPO Registration Statement, the net offering proceeds have been applied to the following uses in the following approximate amounts:


                    Repayment of indebtedness              $    335,000
                    Working capital                        $  3,988,000
                    Temporary investments                  $  34,477,000


                The temporary investments specified above consist primarily of highly liquid investments which include marketable debt securities of financial institutions and corporations with strong credit ratings with maturities of ninety days or less when acquired. None of the payments noted above have been paid to any director, officer, or 10% or greater stockholder of the Company or an affiliate of any such persons.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of early April 1998, a majority of the Company's stockholders, by written consent, approved an amendment to the Company's Employee Stock Purchase Plan increasing the number of shares reserved for issuance thereunder to 300,000 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

               3.(i) 3 (1)    Restated Certificate of Incorporation, as
                              filed with the Delaware Secretary of State on April 17, 1998.

               3.(ii) 2 (1)   Amended and Restated Bylaws, effective April 17,
                              1998.

               27.1           Financial Data Schedule

               (1) - Incorporated by reference to exhibits of the same number to the Company's Registration Statement on Form S-1 (No. 333-42791)

        (b)     Reports on Form 8-K

               No Reports on Form 8-K were filed during the three months ended June 30, 1998.

                                  NANOGEN, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NANOGEN, INC.



DATE            August 14, 1998     /S/ HOWARD C. BIRNDORF
                ----------------    ----------------------------
                                    Howard C. Birndorf
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


DATE            August 14, 1998     /S/ DANA A. KRZYSTON
                ----------------    ----------------------------
                                    Dana A. Krzyston
                                    Controller
                                    (Principal Accounting Officer)

                                  NANOGEN, INC.
                                  EXHIBIT INDEX


 EXHIBIT NO.                           DESCRIPTION                                       PAGE
 -----------                           -----------                                       ----
3. (i) 3 (1)    Restated Certificate of Incorporation, as filed with the Delaware
                Secretary of State on April 17, 1998.

3. (ii) 2 (1)   Amended and Restated Bylaws, effective April 17, 1998.


27.1            Financial Data Schedule............................................       21


(1) - Incorporated by reference to exhibits of the same number to the Company's Registration Statement on Form S-1 (No. 333-42791)