Form 10-Q/A
period 1998-03-31
NANOGEN INC
filed 1998-09-04
CIK 1030339

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-Q-A
                          AMENDMENT NO. 1 TO FORM 10-Q

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

                                  NANOGEN, INC.
                          AMENDMENT NO. 1 TO FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                TABLE OF CONTENTS


                                                                               PAGE
                                                                               ----
PART I: FINANCIAL INFORMATION

 ITEM 1.       FINANCIAL STATEMENTS:

               CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1998                     3
                  AND DECEMBER 31, 1997

               CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE               4
                  MONTHS ENDED MARCH 31, 1998 AND 1997

               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE               5
                  MONTHS ENDED MARCH 31, 1998 AND 1997

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       6-7

 ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    8-15


PART II:       OTHER INFORMATION

 ITEM 1.       LEGAL PROCEEDINGS                                          NOT APPLICABLE

 ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                        16

 ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                            NOT APPLICABLE

 ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             16-17

 ITEM 5.       OTHER INFORMATION                                                17

 ITEM 6.       EXHIBITS AND REPORTS ON FORM 8 - K                               17


SIGNATURES                                                                      18

EXHIBIT INDEX                                                                   19

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                  NANOGEN, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                     MARCH 31,            DECEMBER 31,
         ASSETS                                                        1998                   1997
                                                                   --------------         --------------
                                                                    (unaudited)               (Note)
Current assets:
  Cash and cash equivalents                                        $   15,579,897         $   19,498,293
  Grant receivables and other current assets                              872,992                699,595
                                                                   --------------         --------------
Total current assets                                                   16,452,889             20,197,888

Property and equipment, net                                             3,908,861              2,439,941
Restricted cash                                                           363,747                358,858
Other assets                                                              702,577                218,376
                                                                   --------------         --------------
                                                                   $   21,428,074         $   23,215,063
                                                                   ==============         ==============



         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $      434,804         $      597,211
  Accrued liabilities                                                     873,488              1,008,951
  Unearned revenue                                                      1,805,412              1,012,186
  Current portion of capital lease obligations                          1,091,931                804,495
                                                                   --------------         --------------
Total current liabilities                                               4,205,635              3,422,843

Capital lease obligations, less current portion                         2,251,835              1,193,221

Stockholders' equity:
  Convertible preferred stock, $.001 par value,
     15,500,000 shares authorized; 13,882,374 and
     13,683,865 shares issued and outstanding at
     March 31, 1998 and December 31, 1997, respectively                    13,882                 13,684
  Common stock, $.001 par value, 40,000,000 shares
    authorized; 3,317,279 and 3,183,523 shares issued and
    outstanding at March 31, 1998 and December 31, 1997,
    respectively                                                            3,317                  3,184
  Additional paid-in capital                                           51,422,035             48,523,140
  Deferred compensation                                                (2,821,295)            (2,322,850)
  Notes receivable from officers                                       (1,440,494)            (1,129,509)
  Accumulated deficit                                                 (32,206,841)           (26,488,650)
                                                                   --------------         --------------
Total stockholders' equity                                             14,970,604             18,598,999
                                                                   --------------         --------------
                                                                   $   21,428,074         $   23,215,063
                                                                   ==============         ==============


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

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED MARCH 31,
                                                   ---------------------------------
                                                       1998                  1997
                                                   -----------           -----------
Revenues:
  Contract and grant revenue                       $   546,816           $   340,788
  Sponsored research                                   884,928                    --
                                                   -----------           -----------
Total revenues                                       1,431,744               340,788

Operating expenses:
  Research and development                           4,646,059             1,819,287
  General and administrative                         1,470,021               722,251
  Acquired in-process technology                     1,192,842                    --
                                                   -----------           -----------
Total operating expenses                             7,308,922             2,541,538
                                                   -----------           -----------
Loss from operations                                (5,877,178)           (2,200,750)

Interest income (expense), net                         158,987               218,042
                                                   -----------           -----------
Net loss                                           $(5,718,191)          $(1,982,708)
                                                   ===========           ===========



Net loss per share -- basic and diluted            $     (3.25)          $     (1.76)
                                                   ===========           ===========

Number of shares used in computing
  net loss per share -- basic and diluted            1,761,734             1,123,596
                                                   ===========           ===========



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

                                  NANOGEN, INC.

                                 MARCH 31, 1998



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

     (d) On April 14, 1998 the Company offered for sale 3,900,000 shares of its common stock priced at $11.00 per share for an aggregate offering price of $42.9 million in an initial public offering ("IPO") led by an underwriting group consisting of Morgan Stanley Dean Witter, Lehman Brothers and SBC Warburg Dillon Read Inc. The proceeds of the IPO to the Company, net of underwriting fees and IPO expenses, were approximately $39 million. The effective date of the registration statement filed by the Company with the Securities and Exchange Commission in connection with the IPO (file No. 333-42791) was April 13, 1998. Because all of the proceeds from the IPO were generated after March 31, 1998, none of these proceeds were used during the three month period covered by this Report on Form 10-Q.

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

ITEM 5.  OTHER INFORMATION

     This Amendment No. 1 to Form 10-Q for the quarter ended March 31, 1998 has been filed in order to conform with recent interpretations by the Securities and Exchange Commission regarding the treatment of preferred stock when computing earnings-per-share data.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.32(1) Secured Promissory Note and Deed of Trust between the Company and W.J. Kitchen, dated March 16, 1998

          10.33(1) Series D Preferred Stock Purchase Warrant between the Company and Dominion Fund II,dated January 26, 1998

          10.34(1)  License Agreement between the Company and
                    Billups-Rothenberg, Inc. dated as of March 18, 1998

          27.1      Financial Data Schedule

          (1) -- Incorporated by reference to exhibits of the same number to the Company's Registration Statement on Form S-1 (No. 333-42791).


     (b) Reports on Form 8-K

          No Reports on Form 8-K were filed during the three months ended March 31, 1998.

                                  NANOGEN, INC.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                            NANOGEN, INC.



DATE:   SEPTEMBER 4, 1998                   /s/ HOWARD C. BIRNDORF
       -------------------                  ------------------------------------
                                            HOWARD C. BIRNDORF
                                            CHAIRMAN OF THE BOARD AND CHIEF
                                            EXECUTIVE OFFICER
                                            (PRINCIPAL EXECUTIVE OFFICER)



DATE:   SEPTEMBER 4, 1998                   /s/ DANA A. KRZYSTON
       -------------------                  ------------------------------------
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


(1) -- INCORPORATED BY REFERENCE TO EXHIBITS OF THE SAME NUMBER TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (NO. 333-42791).