Form 10-Q/A
period 1998-06-30
NANOGEN INC
filed 1998-09-04
CIK 1030339

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

                                  NANOGEN, INC.
                          AMENDMENT NO. 1 TO FORM 10-Q
                                      INDEX

                                                                                                 PAGE
                                                                                                 ----

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements:

                 Consolidated Balance Sheets at June 30, 1998
                   and December 31, 1997...........................................................3

                 Consolidated Statements of Operations for the Three
                   and Six Months ended June 30, 1998 and 1997.....................................4

                 Consolidated Statements of Cash Flows for the Six
                   Months ended June 30, 1998 and 1997.............................................5

                 Notes to Consolidated Financial Statements........................................6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............................................8


PART II:         OTHER INFORMATION

Item 2.          Changes in Securities and Use of Proceeds.........................................17

Item 4.          Submission of Matters to a Vote of Security Holders...............................18

Item 5.          Other Information.................................................................18

Item 6.          Exhibits and Reports on Form 8-K..................................................18

SIGNATURES.........................................................................................19

EXHIBIT INDEX......................................................................................20

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

                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                             ------------------------------      ------------------------------
                                                 1998              1997              1998              1997
                                             ------------      ------------      ------------      ------------
Revenues:
  Contract and grant revenue                 $    549,967      $    634,353      $  1,096,783      $    975,141
  Sponsored research                            1,387,440           314,286         2,272,368           314,286
                                             ------------      ------------      ------------      ------------
Total revenues                                  1,937,407           948,639         3,369,151         1,289,427

Operating expenses:
  Research and development                      5,065,913         2,225,140         9,711,972         4,044,427
  General and administrative                    1,482,233           946,303         2,952,254         1,668,554
  Acquired in-process technology                       --                --         1,192,842                --
                                             ------------      ------------      ------------      ------------
Total operating expenses                        6,548,146         3,171,443        13,857,068         5,712,981
                                             ------------      ------------      ------------      ------------
Loss from operations                           (4,610,739)       (2,222,804)      (10,487,917)       (4,423,554)

Interest income (expense), net                    804,889           263,057           963,876           481,099
                                             ------------      ------------      ------------      ------------
Net loss                                     $ (3,805,850)     $ (1,959,747)     $ (9,524,041)     $ (3,942,455)
                                             ============      ============      ============      ============

Net loss per share -
  basic and diluted                          $      (0.25)     $      (1.65)     $      (1.11)     $      (3.41)
                                             ============      ============      ============      ============

Number of shares used in computing
  net loss per share - basic and diluted       15,346,055         1,190,936         8,584,292         1,156,298
                                             ============      ============      ============      ============



                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                         ------------------------------
                                                                             1998              1997
                                                                         ------------      ------------
Cash flows from operating activities:
Net loss                                                                 $ (9,524,041)     $ (3,942,455)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Acquisition of in-process technology                                      1,192,842                --
  Depreciation and amortization                                               411,003           221,848
  Amortization of deferred compensation                                     1,378,125                --
  Changes in operating assets and liabilities:
    Accounts payable                                                          705,621             6,853
    Accrued liabilities                                                       216,579            63,841
    Unearned revenue                                                          610,759           385,714
    Grant receivables and other current assets                             (1,166,935)         (510,122)
                                                                         ------------      ------------
Net cash used in operating activities                                      (6,176,047)       (3,774,321)

Cash flows from investing activities:
Purchase of equipment                                                              --          (461,660)
                                                                         ------------      ------------
Net cash used in investing activities                                              --          (461,660)

Cash flows from financing activities:
Restricted cash                                                                (9,900)          (11,252)
Principal payments on capital lease obligations                              (616,639)         (294,565)
Issuance of common stock, net of repurchases                               60,076,970            21,973
Issuance of convertible preferred stock, net of issuance costs                     --        12,222,970
Interest on notes receivable from officers                                    (31,428)           (2,226)
Other assets                                                                  (57,849)               --
                                                                         ------------      ------------
Net cash provided by financing activities                                  59,361,154        11,936,900

Increase in cash and cash equivalents                                      53,185,107         7,700,919
Cash and cash equivalents at beginning of period                           19,498,293        16,775,228
                                                                         ------------      ------------
Cash and cash equivalents at end of period                               $ 72,683,400      $ 24,476,147
                                                                         ============      ============


Supplemental disclosure of cash flow information:
    Interest paid                                                        $    186,796      $    106,048
                                                                         ============      ============

Supplemental schedule of noncash investing and financing activities:
    Equipment acquired under capital leases                              $  4,456,767      $    379,914
                                                                         ============      ============
    Common stock issued in exchange for notes
      receivable from officers                                           $    309,800                --
                                                                         ============      ============
    Issuance of convertible preferred stock and
      warrants in exchange for in-process technology                     $  1,192,842                --
                                                                         ============      ============

    Deferred compensation related to stock options                       $  1,370,665                --
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

                                  NANOGEN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  INITIAL PUBLIC OFFERING

    In April 1998, the Company completed an initial public offering ("the Offering") of 3,900,000 shares of common stock, providing the Company with net proceeds of approximately $38.8 million. All outstanding shares of convertible preferred stock outstanding at April 13, 1998 automatically converted into 9,277,275 common shares upon the closing of the Offering. Prior to the closing of the Offering, the Company effected a 2-for-3 reverse stock split. All common stock share numbers have been retroactively adjusted to reflect this 2-for-3 stock split.

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

          Since the effective date of the IPO Registration Statement, the net offering proceeds have been applied to the following uses in the following approximate amounts:

                Repayment of indebtedness               $   335,000
                Working capital                         $ 3,988,000
                Temporary investments                   $34,477,000

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

ITEM 5.  OTHER INFORMATION

The Amendment No. 1 to Form 10-Q for the quarter ended June 30, 1998 has been filed in order to conform with recent interpretations by the Securities and Exchange Commission regarding the treatment of preferred stock when computing earnings-per-share data.

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


                                        NANOGEN, INC.



DATE      SEPTEMBER 4, 1998             /S/ HOWARD C. BIRNDORF
          --------------------          ----------------------------------
                                        HOWARD C. BIRNDORF
                                        CHAIRMAN OF THE BOARD AND CHIEF
                                        EXECUTIVE OFFICER
                                        (PRINCIPAL EXECUTIVE OFFICER)


DATE      SEPTEMBER 4, 1998             /S/ DANA A. KRZYSTON
          --------------------          ----------------------------------
                                        DANA A. KRZYSTON
                                        CONTROLLER
                                        (PRINCIPAL ACCOUNTING OFFICER)

                                  NANOGEN, INC.
                                  EXHIBIT INDEX


   EXHIBIT NO.                                   DESCRIPTION                                        PAGE
3. (i) 3 (1)       Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on April 17, 1998.

3. (ii) 2 (1)      Amended and Restated Bylaws, effective April 17, 1998.


27.1               Financial Data Schedule...........................................................21



(1) - Incorporated by reference to exhibits of the same number to the Company's Registration Statement on Form S-1 (No. 333-42791)