Form 10-Q
period 1998-09-30
NANOGEN INC
filed 1998-11-13
CIK 1030339

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                              YES [X]       NO [ ]


AS OF NOVEMBER 6, 1998, 18,812,810 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                  NANOGEN, INC.
                                    FORM 10-Q
                                      INDEX


                                                                         PAGE
                                                                         ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets at September 30, 1998
            and December 31, 1997...........................................3

          Consolidated Statements of Operations for the Three
            and Nine Months ended September 30, 1998 and 1997...............4

          Consolidated Statements of Cash Flows for the Nine
            Months ended September 30, 1998 and 1997........................5

          Notes to Consolidated Financial Statements........................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................8


PART II:  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.........................17

Item 4.   Submission of Matters to a Vote of Security Holders...............17

Item 6.   Exhibits and Reports on Form 8-K..................................18

SIGNATURES..................................................................19

EXHIBIT INDEX...............................................................20

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                  NANOGEN, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                   SEPTEMBER 30,           DECEMBER 31,
                                                                        1998                    1997
                                                                   -------------           -------------
                                                                    (unaudited)                (Note)
                          ASSETS
Current assets:
  Cash and cash equivalents                                        $  68,280,238           $  19,498,293
  Grant receivables and other current assets                           1,770,613                 699,595
                                                                   -------------           -------------
Total current assets                                                  70,050,851              20,197,888

Property and equipment, net                                            7,138,447               2,439,941
Restricted cash                                                          266,425                 358,858
Other assets                                                             276,225                 218,376
                                                                   =============           =============
                                                                   $  77,731,948           $  23,215,063
                                                                   =============           =============


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $   1,509,850           $     597,211
  Accrued liabilities                                                  1,081,985               1,008,951
  Unearned revenue                                                     1,914,723               1,012,186
  Current portion of capital lease obligations                         2,253,681                 804,495
                                                                   -------------           -------------
Total current liabilities                                              6,760,239               3,422,843

Capital lease obligations, less current portion                        4,157,400               1,193,221

Stockholders' equity:
  Convertible preferred stock, $.001 par value,
  15,500,000 shares
   authorized; none and 13,683,865 shares issued and
   outstanding
   at September 30, 1998 and December 31, 1997,                             --                    13,684
   respectively

  Common stock, $.001 par value, 40,000,000 shares
  authorized;
   18,812,810 and 3,183,523 shares issued and outstanding
   at September 30, 1998 and December 31, 1997,
   respectively                                                           18,813                   3,184
  Additional paid-in capital                                         111,423,872              48,523,140
  Deferred compensation                                               (1,875,348)             (2,322,850)
  Notes receivable from officers                                      (1,483,100)             (1,129,509)
  Accumulated deficit                                                (41,269,928)            (26,488,650)
                                                                   -------------           -------------
Total stockholders' equity                                            66,814,309              18,598,999
                                                                   =============           =============
                                                                   $  77,731,948           $  23,215,063
                                                                   =============           =============


Note: The consolidated balance sheet at December 31, 1997 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                            -----------------------------------           -----------------------------------
                                                1998                   1997                   1998                   1997
                                            ------------           ------------           ------------           ------------

Revenues:
  Contract and grant revenue                $    498,110           $    605,855           $  1,594,893           $  1,580,996
  Sponsored research                           1,366,114                471,429              3,638,482                785,715
                                            ------------           ------------           ------------           ------------
Total revenues                                 1,864,224              1,077,284              5,233,375              2,366,711

Operating expenses:
  Research and development                     5,721,627              3,320,198             15,433,599              7,364,625
  General and administrative                   1,733,267              1,261,289              4,685,521              2,929,843
  Acquired in-process technology                    --                     --                1,192,842                   --
                                            ------------           ------------           ------------           ------------
Total operating expenses                       7,454,894              4,581,487             21,311,962             10,294,468
                                            ------------           ------------           ------------           ------------
Loss from operations                          (5,590,670)            (3,504,203)           (16,078,587)            (7,927,757)

Interest income (expense), net                   943,491                269,113              1,907,367                750,212
Equity in income (loss) of joint
  venture                                       (610,058)                  --                 (610,058)                  --
                                            ============           ============           ============           ============
Net loss                                    $ (5,257,237)          $ (3,235,090)          $(14,781,278)          $ (7,177,545)
                                            ============           ============           ============           ============

Net loss per share -
  basic and diluted                         $      (0.30)          $      (2.17)          $      (1.27)          $      (5.47)
                                            ============           ============           ============           ============

Number of shares used in computing
  net loss per share - basic and
  diluted                                     17,534,285              1,493,069             11,604,804              1,312,245
                                            ============           ============           ============           ============


                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -----------------------------------
                                                                                         1998                   1997
                                                                                     ------------           ------------

Cash flows from operating activities:
Net loss                                                                             $(14,781,278)          $ (7,177,545)
Adjustments to reconcile net loss to net cash used in operating activities:
  Acquisition of in-process technology                                                  1,192,842                   --
  Depreciation and amortization                                                           776,444                366,973
  Amortization of deferred compensation                                                 1,818,167                105,004
  Equity in loss of joint venture                                                         610,058                   --
  Changes in operating assets and liabilities:
   Accounts payable                                                                       912,639                 47,586
   Accrued liabilities                                                                     73,034                484,642
   Unearned revenue                                                                       902,537                   --
   Grant receivables and other current assets                                          (1,071,018)              (339,514)
                                                                                     ------------           ------------
Net cash used in operating activities                                                  (9,566,575)            (6,512,854)

Cash flows from investing activities:
Investment in joint venture                                                              (610,058)                  --
Purchase of equipment                                                                        --                 (461,660)
                                                                                     ------------           ------------
Net cash used in investing activities                                                    (610,058)              (461,660)

Cash flows from financing activities:
Restricted cash                                                                            92,433                 55,316
Principal payments on capital lease obligations                                        (1,061,585)              (473,033)
Issuance of common stock, net of repurchases                                           60,029,370                 27,685
Issuance of convertible preferred stock, net of issuance costs                               --               12,580,810
Interest on notes receivable from officers                                                (43,791)                (3,374)
Other assets                                                                              (57,849)                  --
                                                                                     ------------           ------------
Net cash provided by financing activities                                              58,958,578             12,187,404

Increase in cash and cash equivalents                                                  48,781,945              5,212,890
Cash and cash equivalents at beginning of period                                       19,498,293             16,775,228
                                                                                     ------------           ------------
Cash and cash equivalents at end of period                                           $ 68,280,238           $ 21,988,118
                                                                                     ============           ============


Supplemental disclosure of cash flow information:
   Interest paid                                                                     $    318,747           $    164,241
                                                                                     ============           ============

Supplemental schedule of noncash investing and financing activities:
   Equipment acquired under capital leases                                           $  5,474,950           $    732,041
                                                                                     ============           ============
   Common stock issued in exchange for notes
     receivable from officers                                                        $    309,800           $         --
                                                                                     ============           ============
   Issuance of convertible preferred stock and
     warrants in exchange for in-process technology                                  $  1,192,842           $         --
                                                                                     ============           ============

   Deferred compensation related to stock options                                    $  1,370,665           $         --
                                                                                     ============           ============


                             See accompanying notes.

                                  NANOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of September 30, 1998, consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 1998 shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

                                  NANOGEN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

5.  SPONSORED RESEARCH AGREEMENTS

   The Company is currently collaborating with Becton Dickinson to develop and commercialize products in the field of in vitro nucleic acid-based diagnostic and monitoring technologies. Pursuant to a Master Agreement entered into between the two parties, Becton Dickinson and Nanogen agreed to form The Nanogen/Becton Dickinson Partnership (the "Partnership"). Contributions for use in the research programs aggregating approximately $6.7 million will be made to the Partnership through April 1, 1999 of which $5.0 million is to be paid by Becton Dickinson and $1.7 million is to be paid by Nanogen. The General Partnership Agreement also contemplates additional research funding aggregating approximately $14.3 million during the period from July 1, 1999 through April 1, 2001, conditioned upon the achievement of certain milestones to be mutually agreed upon by the partners. The milestones may not be agreed upon, or if agreed upon, achieved in a timely fashion, or at all. To date, the Company has recognized a loss of approximately $610,000 from the Partnership, based on the loss allocation described in the Partnership agreement stating that all losses will be allocated in proportion to and not to exceed cash contributions.

6.  SUBSEQUENT EVENTS

   In October 1998, the Company announced that it was awarded a contract by the Space and Naval Warfare Systems Center San Diego ("SSC San Diego") for the Defense Advance Research Projects Agency and a grant from the National Institute of Justice ("NIJ") in amounts that could total over $8.0 million during the next five years. The contract award which was made by SSC San Diego for the Defense Advance Research Projects Agency, includes $2.8 million to be paid during the first two years, and options to extend the program for up to an additional three years that would pay the Company up to an additional $4.8 million. The goal of the program is to create an advanced miniaturized lab for biological warfare defense applications. The NIJ grant of $500,000 was the Company's second grant awarded under the U.S. Department of Justice, Office of Justice Programs to enable the Company to continue its work in the development of a portable microchip array-based genetic detector for rapid forensic DNA testing and identification at the crime scene.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes certain forward-looking statements about the Company's business and results of operations, including, but not limited to, statements relating to how long the Company's existing capital resources will suffice to support the Company's operations, whether the Company's technology will accelerate the development of products that capitalize on the increasing availability of genetic information, that are subject to risks and uncertainties that could cause the Company's actual results to vary materially from those reflected in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below under "Factors that May Affect Results," as well as those discussed throughout the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in the form in which it became effective on April 13, 1998 ("Registration Statement"). The risks discussed below under "Factors that May Affect Results" should be read in conjunction with the risk factors discussed in the Registration Statement, which are incorporated herein by reference. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

OVERVIEW

Nanogen, Inc. ("Nanogen" or the "Company") integrates advanced microelectronics and molecular biology into a platform technology with broad commercial applications in the fields of medical diagnostics, biomedical research, genomics, genetic testing and drug discovery. Nanogen's fully automated system, which incorporates a proprietary semiconductor microchip, provides a flexible tool for the rapid identification and analysis of any test sample containing charged molecules. Through the use of microelectronics, the Company's technology enables the active movement and concentration of charged molecules to and from designated microlocations, or test sites, on the semiconductor microchip. This electronic concentration of molecules greatly accelerates molecular binding at each microlocation. In addition, Nanogen's technology allows the simultaneous analysis of multiple test results, or multiplexing, from a single sample. The open architecture design of the Nanogen system enables the Company to offer microchips with arrays designed and built by Nanogen for specific applications or with arrays that can be customized by the end user. The Company believes its technology will accelerate the development of products that capitalize on the increasing availability of genetic information and its relationship to human disease. To date, the Company has not generated product revenue and there can be no assurance that the Company will generate revenues from its products.

The Company has established collaborations with Becton, Dickinson and Company ("Becton Dickinson") in the area of infectious disease diagnostics, Hoechst AG ("Hoechst") (through a subsidiary) to develop drug discovery tools and Elan Corporation, plc ("Elan") for genomic applications.

RESULTS OF OPERATIONS

Revenues. Revenue from contracts and grants totaled approximately $498,000 and $1.6 million for the three and nine months ended September 30, 1998, respectively, compared to approximately $606,000 and $1.6 million for the three and nine months ended September 30, 1997, respectively. Revenue from sponsored research totaled $1.4 and $3.6 million for the three and nine months ended September 30, 1998, respectively, compared to approximately $471,000 and $786,000 for the three and nine months ended September 30, 1997. Contract and grant revenue recognized during the three and nine months ended September 30, 1998 was earned from a total of seven active contracts, compared to five active contracts during the three and nine months ended September 30, 1997. Revenue from these contracts and grants fluctuates from quarter to quarter depending upon grant activity as well as the total value of the grant award. Sponsored research revenue recognized during the three and nine months ended September 30, 1998 was earned in connection with a joint venture collaboration with Becton Dickinson entered into in October 1997, a research and development agreement with Hoechst Research and Technology, entered into in December 1997, and a nonexclusive research and development agreement with Elan entered into in December 1997. Contract, grant and sponsored research revenue are recorded as the costs and expenses to perform the research are incurred. Payments received in advance under these arrangements are recorded as unearned revenue until the expenses are incurred. Continuation of certain contract, grant, and sponsored research agreements are dependent upon the Company achieving specific contractual milestones. The recognition of revenue under contracts, grants and sponsored research may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year.

Research and Development Expenses. Research and development expenses increased to approximately $5.7 and $15.4 million for the three and nine months ended September 30, 1998, respectively, from approximately $3.3 and $7.4 million for the three and nine months ended September 30, 1997, respectively. This increase is primarily attributable to the expansion of research and product development efforts including the hiring of additional scientific, engineering and operations personnel and the increase in costs associated with further development of the Company's products. The Company expects research and development spending to increase over the next several years as research and product development efforts continue to expand.

General and Administrative Expenses. General and administrative expenses totaled approximately $1.7 and $4.7 million for the three and nine months ended September 30, 1998, respectively, compared to approximately $1.3 and $2.9 million for the three and nine months ended September 30, 1997, respectively. This increase is principally due to increased legal costs associated with enhancing and maintaining the Company's intellectual property portfolio, the expansion of activities related to marketing the Company's potential products, and to deferred compensation expense recognized in the first nine months of 1998 in excess of what was recorded during the same period in 1997. Deferred compensation represents the excess of the deemed fair value for financial statement presentation purposes over the exercise price for common stock issuable on exercise of stock options. General and administrative expenses are expected to continue to increase as the Company expands its sales and marketing and general and administrative organizations.

Acquired In-Process Technology. During the first quarter of 1998, the Company issued 200,000 shares of its Series D Convertible Preferred Stock at $6.00 per share in exchange for all of the outstanding shares of Nanotronics, Inc. This Series D Preferred Stock converted into 132,334 shares of common stock at the Company's initial public offering. The in-process technology which was acquired relates generally to nanotechnology and molecular electronics. Nanotronics, Inc.'s research is currently partially funded through government contracts from the Information Directorate of the United States Air Force Research Laboratory.

Interest Income (Expense), Net. The Company had net interest income of approximately $943,000 and $1.9 million for the three and nine months ended September 30, 1998, respectively, compared to net interest income of approximately $269,000 and $750,000 for the three and nine months ended September 30, 1997. Interest income was greater during the three and nine months ended September 30, 1998 compared to 1997 due to larger cash balances resulting from net proceeds received upon the completion of the Company's initial public offering and concurrent private placement of equity securities in April 1998. The increase in interest income was partially offset by higher interest expense during the three and nine months ended September 30, 1998 compared to 1997 due to greater amounts of equipment under capital leases in 1998 than in 1997.

Equity in Loss of Joint Venture. The Company recognized a loss of approximately $610,000 for the three and nine months ended September 30, 1998 from the Partnership with Becton Dickinson, based on the loss allocation described in the Partnership agreement stating that losses will be allocated in proportion to and not to exceed cash contributions. There was no such loss for the same period in 1997 as the joint venture had not yet been formed.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had $68.3 million in cash and cash equivalents compared to $19.5 million at December 31, 1997. This increase can be attributed to the net proceeds received upon the completion of the Company's initial public offering and the concurrent private placement during April 1998, partially offset by ongoing operating losses.

Net cash used in operating activities increased to $9.6 million for the nine months ended September 30, 1998 compared to $6.5 million for the comparable period of 1997. This increase was primarily due to increased costs to support the Company's expanding operations, including higher personnel costs, product development costs, license fees and legal fees relating to establishing and maintaining the Company's intellectual property rights.

The Company funds certain of its equipment acquisitions and leasehold improvements through capital equipment leasing facilities. During the nine months ended September 30, 1998, the Company received proceeds from equipment and leasehold improvement financing of approximately $5.5 million, primarily related to the expansion of the Company's leased research and administrative facility which had not previously been fully occupied.

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

The Company expects that its existing capital resources, combined with anticipated revenues from contracts, grants and sponsored research agreements, will be sufficient to support the planned operations of the Company through at least the next 24 months. This estimate of the period for which the Company expects its available sources of liquidity to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. The Company's future liquidity and capital funding requirements will depend on numerous factors including, but not limited to, the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to the Company's business, the results of clinical trials, competitive developments, and the Company's ability to maintain existing collaborations and to enter into additional collaborative arrangements. The Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow to fund its operations for at least the next several years. The Company may need to raise additional capital to fund its research and development programs, to scale up manufacturing activities and expand its sales and marketing efforts to support the commercialization of its products under development. Additional capital may not be available on terms acceptable to the Company, or at all.

YEAR 2000 ISSUES

The Company is currently developing a plan to ensure that its systems and software infrastructure are Year 2000 compliant. Key financial, information and operational systems will be assessed and plans will be developed to address required systems modifications. Given the relatively small size of the Company's systems and the predominantly new hardware, software and operating systems, the Company does not presently anticipate any significant delays in becoming Year 2000 compliant. However, the Company is unable to control whether its current and future partners' systems are Year 2000 compliant. To the extent that partners would be unable to order products or pay invoices or suppliers would be unable to manufacture and ship product, the Company's operations could be adversely affected. However, the Company does not presently believe that Year 2000 changes will have a material impact on the Company's business, financial condition or results of operations.

FACTORS THAT MAY AFFECT RESULTS

(For a discussion of additional risk factors applicable to the Company, see the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in the form in which it became effective on April 13, 1998.)

Early Stage of Development, Technological Uncertainty Whether Products can be Successfully Developed

Nanogen is at an early stage of development. The Company has completed the initial development of its technology platform and is developing products in the fields of medical diagnostics, biomedical research, genomics, genetic testing and drug discovery. All of the Company's products are currently under development, and such products may not be successfully developed or commercialized on a timely basis, or at all. Since the Company's commencement of operations in 1993, substantially all of the Company's resources have been dedicated to the research and development of potential products based on its proprietary semiconductor microchip technology, and to date no revenues have been generated from product sales. The Company believes that its revenue growth and profitability will depend substantially upon its ability to overcome significant technological challenges and successfully introduce these new products into the marketplace. In addition, the successful development of some of these new products will depend on the development and incorporation of new technologies developed through the Company's current and future collaborations. A number of applications envisioned by the Company will require significant enhancements in the basic technology platform including complete sample-to-answer capabilities. If the Company is unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of any new product, or if such product does not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

Lack of Market Acceptance

The Company's strategy of using its proprietary semiconductor microchip technology for the purposes of developing products in the fields of medical diagnostics, biomedical research, genomics, genetic testing and drug discovery is unproven and the Company may not be able to develop commercially viable products in any of these fields, and even if such a product is developed it may not be accepted in the marketplace. Additionally, the Company may not be successful in achieving adoption of its system. Market acceptance will depend on many factors, including demonstrating to customers that the Company's technology platform is a viable alternative to currently available technologies. In addition, the Company's technology platform could be adversely affected by limited funding available for capital acquisitions by the Company's customers, as well as internal obstacles to customer approvals of purchases of the Company's products. If the Company is unable to achieve market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

Dependence on Collaborative Alliances; Reliance on Collaborators

The Company's strategy for development and commercialization of its proprietary semiconductor microchip technology and related products includes and depends on the formation of various strategic alliances and licensing arrangements with collaborative partners. The Company's strategy is to enter into collaborative arrangements with select companies to partially fund development of, assist in obtaining regulatory approval and clearances for, and commercialize certain of its products. As a result, the Company's strategy for development and commercialization of such products depends on the feasibility and continuity of arrangements with existing and future collaborative partners and licensees. The Company may not be successful in entering into or maintaining collaborations to develop commercial applications of its semiconductor microchip products. Failure to do so would have a material adverse impact on the Company. The Company may have limited or no control over the time, effort or financial resources that any partner may devote to the development or marketing of the Company's products.

The Company's collaborative partners may not perform their obligations as expected and may not devote sufficient resources to the development, clinical testing or marketing of the Company's potential products. Any concomitant development by a partner of competitive technologies, preclusion from entering into competitive arrangements with other potential partners, disputes over ownership rights to any intellectual property, know-how or technologies developed with a partner, failure to obtain timely regulatory approvals or clearances, premature termination of an agreement, or failure by a partner to devote sufficient resources to the development and commercialization of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations of the Company.

Under the terms of the Company's joint venture arrangement with Becton Dickinson, if the Company fails to achieve certain milestones, the joint venture arrangement may be terminated, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates that the revenues derived from its joint venture arrangement with Becton Dickinson will be a significant source of funding for the Company's research and development activities. Milestones will need to be agreed upon in the future. The parties may not agree to milestones, and if agreed upon, milestones may not be achieved. The Company expects to rely in part on Becton Dickinson to manufacture components of its infectious disease products. Any failure on the part of either the Company or Becton Dickinson to meet the expected timelines could adversely affect the ability of the parties to achieve timely submission of products for regulatory approval or to successfully introduce the products in the commercial marketplace. Such delays in either the regulatory process or the commercial introduction of such products would have a material adverse effect on the Company's business, financial condition, and results of operations. Additionally, the Company will rely on Becton Dickinson's distribution capabilities to market the joint venture products. Any interruption in this distribution channel or failure of Becton Dickinson to adequately fund the marketing and sales commitments of the joint venture would have a material adverse effect on the Company's business, financial condition and results of operations.

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

History of Losses and Accumulated Deficit; Uncertainty of Future Profitability; Quarterly Fluctuations

The Company has incurred net losses since its inception, and at September 30, 1998, had an accumulated deficit of approximately $41.3 million. The Company anticipates that it will continue to incur additional operating losses for at least the next several years. The estimates above as to the minimum period during which the Company expects to incur losses are forward-looking statements that involve risks and uncertainties. The Company may never attain profitability or become profitable on a quarterly or annual basis in the future. At this time, the Company has no products available for sale and no revenues have been generated from commercialization of products arising out of its technology. The Company expects that its revenues will be generated principally from the sale of its instrument system and the recurring sale of its disposable cartridges. The Company may never sell a sufficient number of instruments and disposable cartridges at a gross margin sufficient to achieve profitability.

The Company intends to increase its investments in research and development, sales and marketing, manufacturing, clinical trials, regulatory approvals and related infrastructure. As a result of the anticipated increases in the Company's operating expenses, the Company's financial prospects must be considered in light of the risks, expenses and difficulties frequently encountered by early stage development companies, particularly companies in new and rapidly evolving markets. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including the timing of payments from collaborators, whether and when new products are successfully developed and introduced by the Company or its competitors, market acceptance of future products, regulatory delays, product recalls, manufacturing delays, shipment problems, product seasonality and changes in the mix of products sold.

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

Uncertainty of Patent and Proprietary Technology Protection; Potential Inability to License Technology from Third Parties

The Company's commercial success will depend in part on obtaining and maintaining meaningful patent protection on its inventions, technologies and discoveries. The Company's strategy is to actively pursue patent protection in the U.S. and foreign jurisdictions for technology it believes to be proprietary and that offers competitive advantages for its products. The Company's ability to compete effectively will therefore depend in part on its ability to develop and maintain proprietary aspects of its technology, and to operate without infringing the proprietary rights of others, or to obtain rights to such third-party proprietary rights, if necessary. While Nanogen has six U.S. and three foreign issued patents and is currently prosecuting additional patent applications in the U.S. and with certain foreign patent offices, the Company's pending patent applications may not result in the issuance of patents. The Company's patent applications may not have priority over others' applications, and even if issued, any of the Company's patents may not offer protection against competitors with similar technologies. Any patents issued to the Company may be challenged, invalidated or circumvented in the future and the rights created thereunder may not afford the Company a competitive advantage.

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

    (c) Not applicable.

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

        Since the effective date of the IPO Registration Statement, the net offering proceeds have been applied to the following uses in the following approximate amounts:

           Repayment of indebtedness              $    779,000
           Working capital                        $  8,358,000
           Temporary investments                  $ 29,663,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

If a stockholder wishes to have a stockholder proposal considered at the Company's next annual meeting, the stockholder must have given timely notice of the proposal in writing to the Secretary of the Company. To be timely, a stockholder's notice of the proposal must be delivered to or mailed and received at the executive offices of the Company no less than 60 days nor more than 75 days prior to the date of the annual meeting; provided, however that if less than 65 days' notice or prior public disclosure of the date of the annual meeting is given or made to stockholders, notice of the proposal to be timely must be received no later than the close of business on the 15th day following the day on which such notice of the date of the annual meeting was mailed or public disclosure of the meeting date was given.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.35 Agreement between the Registrant and Daniel D. Burgess, dated July 6, 1998.

        27.1   Financial Data Schedule.

    (b) Reports on Form 8-K

        No Reports on Form 8-K were filed during the three months ended September 30, 1998.

                                  NANOGEN, INC.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                    NANOGEN, INC.



DATE            NOVEMBER 12, 1998      /S/ HOWARD C. BIRNDORF
                -------------------    ----------------------------
                                       HOWARD C. BIRNDORF
                                       CHAIRMAN OF THE BOARD AND
                                       CHIEF EXECUTIVE OFFICER
                                       (PRINCIPAL EXECUTIVE
                                       OFFICER)


DATE            NOVEMBER 12, 1998      /S/ DANIEL D. BURGESS
                -------------------    ----------------------------
                                       DANIEL D. BURGESS
                                       VICE PRESIDENT, CHIEF
                                       FINANCIAL OFFICER
                                       (PRINCIPAL FINANCIAL OFFICER)

                                  NANOGEN, INC.
                                  EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION

10.35         Agreement between the Registrant and Daniel D. Burgess,
               dated July 6, 1998.

27.1          Financial Data Schedule