Form 10-K
period 1998-12-31
NANOGEN INC
filed 1999-03-29
CIK 1030339

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                                 -------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 546-7700

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $.001 par value
                         Preferred Stock Purchase Rights
                                (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES     X            NO
                               -------             -------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on March 24, 1999, as reported on the Nasdaq National Market was approximately $109,464,453. Shares of Common Stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding Common Stock have been excluded in such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares outstanding of the registrant's common stock was 18,834,207 as of March 24, 1999.



                       DOCUMENTS INCORPORATED BY REFERENCE

REGISTRANT'S PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE SOLICITATION OF PROXIES FOR THE REGISTRANT'S 1999 ANNUAL STOCKHOLDER'S MEETING TO BE HELD ON JUNE 30, 1999 IS INCORPORATED BY REFERENCE IN PART III, ITEM 10 (AS TO DIRECTORS), 11, 12 AND 13 OF THIS FORM 10-K.

                                                NANOGEN, INC.
                                                  FORM 10-K
                                                    INDEX

                                                                                                   PAGE
                                                                                                   ----
                                               PART I
Item 1.           Business.......................................................................... 1

Item 2.           Properties........................................................................18

Item 3.           Legal Proceedings.................................................................18

Item 4.           Submission of Matters to a Vote of Security Holders...............................19

                                               PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters.............19

Item 6.           Selected Financial Data...........................................................20

Item 7.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.......................................................21

Item 7A.          Quantitative and Qualitative Disclosures About
                    Market Risk.....................................................................24

Item 8.           Financial Statements and Supplementary Data.......................................24

Item 9.           Change in and Disagreements with Accountants on Accounting and and Financial Disclosures.......................................................24

                                               PART III

Item 10.          Directors and Executive Officers of the Registrant................................25

Item 11.          Executive Compensation............................................................25

Item 12.          Security Ownership of Certain Beneficial Owners and Management....................25

Item 13.          Certain Relationships and Related Transactions....................................25

                                               PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................25


SIGNATURES..........................................................................................28


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    We integrate advanced microelectronics and molecular biology into a platform technology with potential commercial applications in the biological fields of biomedical research, diagnostics, drug discovery, forensics, agriculture, and environmental testing. Our technology may also have applications in the electronics and telecommunications industries. We are developing an automated system which incorporates a proprietary semiconductor microchip and may provide a flexible tool for the rapid identification and analysis of test samples containing charged molecules.

    Through the use of microelectronics, our technology enables the active movement and concentration of charged molecules to and from designated microlocations, or test sites, on the semiconductor microchip. This electronic concentration of molecules greatly accelerates molecular binding at each microlocation. In addition, our technology allows the simultaneous analysis of multiple test results from a single sample.

    The open architecture design of our system enables us to offer microchips with arrays designed for specific applications or with arrays that can be customized by the end user. We plan to introduce our first product to selected customers in the biomedical research market in late 1999.

    Because of the importance of the biomedical research market as a beachhead, we anticipate being directly involved with marketing our first product line to this segment of our business. For follow-on applications, we anticipate partnering with companies which can bring infrastructure, expertise and a customer base to a particular application, allowing us to focus our resources on product development.

     We have established corporate alliances in infectious disease diagnostics, drug discovery and genomics. We are developing products to expedite the diagnosis of infectious disease through our joint venture with Becton, Dickinson and Company ("Becton Dickinson"). We have also entered into a collaboration with Aventis Research and Technologies (an affiliate of Hoechst AG) ("Aventis") to develop drug discovery tools, and a collaboration with Elan Corporation, plc ("Elan"), for genomic applications. Our collaborations permit integration of our technology with the resources and technology of our partners, while allowing us to independently pursue diagnostics, drug discovery and genomics opportunities outside the scope of these collaborations.

OUR PLATFORM TECHNOLOGY

     Our proprietary platform technology takes advantage of the fact that most biological molecules are either positively or negatively charged. Through the use of microelectronics, this technology enables the active movement and concentration of electronically charged molecules to and from designated test sites on a semiconductor microchip. These test sites are arranged in an array on our proprietary microchips. In addition, the technology allows for the simultaneous analysis of multiple test results, or "multiplexing," from a single sample. We believe these attributes make our technology well suited to unraveling complex genetic information.

    We believe our proprietary technology has applications for the analysis of any unknown charged biological molecule which is capable of binding specifically to a known capture molecule on a microchip. We have initially focused on DNA-based sample analysis in developing applications utilizing our platform.

    Our technology allows small sequences of DNA capture probes to be electronically placed at, or "addressed" to, specific sites on the microchip. A test sample can then be analyzed for the presence of target DNA molecules by determining which of the DNA capture probes on the array bind, or hybridize, with complementary DNA in the test sample. In contrast to nonelectronic or passive hybridization with conventional arrays on paper or glass "chips," the use of electronically mediated active hybridization to move and concentrate target DNA molecules accelerates hybridization. Electronically mediated hybridization occurs in minutes rather than the hours required for passive hybridization techniques.

    In addition to DNA applications, we believe our technology may be applicable to a number of other analyses, including antigen-antibody, enzyme-substrate, cell-receptor, and cell separation techniques.

    Our system can integrate in a single platform the following electronic operational features:

    ELECTRONIC ADDRESSING. Electronic addressing is the process by which we place charged molecules at specific test sites. Since DNA has a strong negative charge, it can be electronically moved to an area of positive charge. A test site or a row of test sites on the microchip is electronically activated with a positive charge. A solution of DNA probes is introduced onto the microchip. The negatively charged probes rapidly move to the positively charged sites, where they concentrate and are chemically bound to that site. The microchip is then washed and another solution of distinct DNA probes can be added. Site by site, row by row, an array of specifically bound DNA probes can be addressed on the microchip. Multiplexed sites can be addressed simultaneously allowing for speed and flexibility of array assembly. With the ability to electronically address capture probes to specific sites, the Nanogen system allows end users to build custom arrays through the placement of specific capture probes on a microchip. These microchip arrays may provide research professionals with a powerful and versatile tool to process and analyze molecular information.

    ELECTRONIC CONCENTRATION AND HYBRIDIZATION. Following electronic addressing, we use electronics to move and concentrate target molecules to one or more test sites on the microchip. The electronic concentration of sample DNA at each test site promotes rapid hybridization of sample DNA with complementary capture probes. In contrast to the passive hybridization process, the electronic concentration process has the advantage of significantly accelerating the rate of hybridization of a given target molecule.

    ELECTRONIC STRINGENCY CONTROL. Electronic stringency control provides a means to quickly and easily remove non-complementary DNA as part of the hybridization process. Electronic stringency provides quality control for the hybridization process and ensures that any bound pairs of DNA are truly complementary. The precision, control, and accuracy of our platform technology, through the use of the controlled delivery of current in the electronic stringency process may permit the detection of single point mutations, single base pair mismatches or other genetic mutations which have significant implications in a number of disease states. Electronic manipulation allows rapid and selective stringency conditions to be applied to individual test sites, which cannot be achieved with conventional methods. In contrast to conventional approaches, our technology can also accommodate both short and long single-stranded fragments of DNA on the same chip. This flexibility reduces the required number of probes and related test sites on the microchip. Currently marketed DNA arrays are difficult to control, require more uniformity in the sample and require greater replication of possible base pair mismatches.

    ELECTRONIC MULTIPLEXING. Our electronic multiplexing feature allows the simultaneous analysis of multiple tests from a single sample or multiple samples to be queried for a limited number of tests. Electronic multiplexing is facilitated by the ability to control individual test sites (for addressing of capture probes and concentration of test sample molecules) which allows for the simultaneous use of biochemically unrelated molecules on the same microchip. Sites on a conventional DNA array cannot be individually controlled, and therefore the same process steps must be performed on the entire array. The use of electronics in our technology provides increased versatility and flexibility over these conventional methods.

    STRAND DISPLACEMENT AMPLIFICATION. Strand Displacement Amplification ("SDA") is a proprietary target amplification process whereby very low numbers of diagnostic targets in a test sample are enzymatically amplified to exponentially higher levels, greatly simplifying accurate detection of these targets. Because this process does not require cycling of temperatures, it is extremely fast, and complex instrumentation is not required. Our joint venture with Becton Dickinson was granted non-exclusive rights to Becton Dickinson's patents relating to SDA in infectious disease diagnostics. In addition, we were granted nonexclusive rights to use SDA in the fields of IN VITRO human genetic testing and cancer diagnostics. We believe that SDA may be an important element in the development of sample-to-answer applications for our technology platform.

OUR SYSTEM'S COMPONENTS

    Our system consists of both a disposable cartridge containing a proprietary semiconductor microchip and a fully automated instrument that controls all aspects of microchip operations, processing, detection and reporting. The system has been designed so that the operator inserts a disposable cartridge containing a test sample into the instrument. All subsequent steps are handled automatically under computer control. We have also developed a benchtop microchip loader for those researchers wishing to electronically address microchips with their own capture probes.

DISPOSABLE CARTRIDGE

    The disposable cartridge consists of a proprietary semiconductor microchip with electrical and fluidic connections to the instrument. We are finalizing designs for manufacturing commercial cartridges based on successful tests with a number of prototype cartridges. We expect that the disposable cartridge and microchip can be manufactured in high volumes at a low cost relative to current technologies.

    SEMICONDUCTOR MICROCHIP. Our proprietary microchip capitalizes on advances in the semiconductor industry and is designed and constructed using microlithography and fabrication techniques. Our microchip is coated with a proprietary permeation layer to which capture probes are attached and is mounted on the disposable cartridge. We have developed arrays of various sizes utilizing both passive and active CMOS microchips, as well as flip chip assembly technologies. We expect our initial commercial cartridges to employ 100 different test sites.

    We are aware of U.S. and corresponding foreign patents and applications which are assigned to Affymax Technologies, N.V., and which relate to devices having 1,000 or more groups of oligonucleotides occupying a total area of less than 1 cm2 on a substrate. In the event that we proceed with the development of arrays with more than 1,000 groups of oligonucleotides, we expect to design our microchips through, among other things, the selection of the physical dimensions and methods of binding so as to avoid infringing these patents.

    PERMEATION LAYER. Our proprietary permeation layer, which is critical to the proper functioning of our system, is the interface between the surface of the microchip and the biological test environment. The permeation layer isolates the biological materials from the harsh electrochemical environment near the electrode surface and provides the chemistry necessary for attachment of capture probes.

    CAPTURE PROBES. Capture probes or other capture molecules are electronically addressed to the desired microlocations and chemically attached to the permeation layer. Because independent control can be applied at any test site on our microchip, different capture probes can be addressed on the same microchip, allowing multiple tests to be processed simultaneously. Our cartridges can be sold with preloaded sets of capture probes or can be customized by the end user in "build-your-own-chip" applications which will allow the customer to assemble specific probes onto a microchip to perform individualized analyses.

OUR INSTRUMENT

    Our fully integrated instrument system consists of four major subsystems:
(1) a highly sensitive, laser-based fluorescence scanner that detects molecular binding, (2) a fluid handling subsystem that controls test sample application and washing steps, (3) computer hardware and software that allow the operator to select assays from a graphical user menu which controls all microchip operations, tabulates test results and prints test reports, and (4) a separate freestanding microchip loader to perform electronic addressing of blank microchips.

    FLUORESCENT ARRAY SCANNER. The fluorescent scanner uses pattern recognition techniques and optoelectronic technology to reduce instrument cost and size and eliminate the need for complicated array positioning mechanics. In its present configuration, the scanner is able to perform high sensitivity scans of 100 test site arrays in less than two minutes.

    FLUIDICS STATION. The instrument automates the movement of the reagents and test sample onto the disposable cartridge. The fluidic subassembly of the instrument includes a panel of precision syringe pumps, a cartridge-mounted sample assembly and fluidic connections between the instrument and the disposable cartridge.

    COMPUTER HARDWARE AND SOFTWARE SYSTEM. A multi-tasking operating system and microprocessor control all aspects of machine operation, including bar-coded assay selection, assay operation, fluorescent signal detection and signal processing, calculation of assay results and report generation. Each of the individual array locations is separately controlled by the microprocessor. Fluorescent signals emanating from positive test sites are scanned, monitored and quantitated.

    MICROCHIP LOADER. For biomedical research applications, our system will include a cartridge/microchip loader that will allow the user to electronically address their own probes to test sites on up to four chips simultaneously. For the diagnostics market and most other applications, a loader will not be required because we intend to provide preaddressed microchips for specific panels of tests. Multiple loaders can operate concurrently under system control.

COMMERCIAL STRATEGY

    Our commercial strategy is to make our proprietary platform technology a standard for molecular identification and analysis across a broad range of applications. We expect our initial product to be a benchtop analysis system for use in biomedical research applications. The capabilities that are incorporated into this system will form the core technology platform that will serve as the basis for expanding into other biological and nonbiological areas.

    We believe that the speed and flexibility of "build-your-own-chip" features will be very attractive to researchers and will help drive further application development. Over time, it is expected that additional features, such as sample-to-answer capability and portability at reduced cost, may broaden the market potential from the research market to markets many times larger that include diagnostics, forensics, agriculture, drug discovery and environmental applications.

    We are seeking to use substantially the same core hardware and disposable cartridge platform across a spectrum of applications. By doing this, we believe we can establish our platform as an industry standard and also reduce development costs for follow-on applications. This approach should also allow us to achieve manufacturing economies of scale that may help reduce our cost of goods sold over time.

    Because of the importance of the research market as a beachhead, we anticipate being directly involved with marketing our first product line to this segment of our business. For follow-on applications, we anticipate partnering with companies that can bring infrastructure, expertise and a customer base to a particular application, allowing us to focus our resources on product development.

    Examples of this strategy are Nanogen's relationships with Becton Dickinson in infectious disease diagnostics and Aventis in drug discovery. In both of these relationships, we are partnering with recognized experts in their fields in such a way that we receive development funding, sales and marketing expertise, as well as a significant portion of the potential downstream profits.

    We may enter into similar arrangements with other companies for additional applications, as well as continue using grant resources to help offset further development expenditures.

PRODUCTS AND APPLICATIONS UNDER DEVELOPMENT

BIOMEDICAL RESEARCH APPLICATIONS

    Worldwide genomics efforts, including the Human Genome Project and other public and private genetic sequencing efforts, are actively identifying and sequencing genes of many organisms. As these genes and their nucleotide sequences are identified, additional research will focus on how the genome, the genetic content of the cell, controls and influences biological function. Gene expression studies are often used to elucidate which of the genes contained within the genome are regulated during disease or in response to a variety of stimuli. Such studies also determine how specific mutations in a gene affect the normal expression and operation of that gene. This basic understanding may allow the development of new diagnostic and therapeutic approaches to a disease, according to its genetic profile.

    We expect to complete development of our first commercial product, a benchtop molecular analysis system, for use in the biomedical research market. Unlike the high density arrays and sequencing technologies now in the marketplace, our focus will be on targeted analysis of data from the genomics revolution--helping researchers define the function of genes rather than discover new genes. We believe our technology is well suited for this research, given the speed, user programmability, multiplexing capability and sensitivity of our unique platform. Our platform can also be used in conjunction with high throughput technologies, such as high density arrays and sequencers.

    Recent market research indicates that while researchers want to use high throughput devices to discover genes and genetic mutations, they will want to explore the function and impact of these genes and mutations with a more targeted technology such as that being developed by us. Given that researchers are just beginning to move beyond gene discovery into this targeted analysis area called functional genomics, the timing of our anticipated product introduction may be well suited to meet this evolving market need. Independent market research in this area has indicated that the market potential for targeted arrays like ours will grow rapidly from $80 million in 1998 to almost $500 million by 2002.

    Our initial strategy for entering this market will be to focus on a small number of sophisticated commercial and academic users and provide technical support and applications specialists to assist this group of scientists in applying the technology. With these initial users, which we anticipate establishing in late 1999, we will conduct user group meetings to further identify and develop appropriate applications in this rapidly changing market. Our initial product offering is expected to include features such as the ability to perform assays on single nucleotide polymorphisms (SNPs), point mutations and genetic repeats in a multiplexed format using a variety of different methods.

    We plan to further define and develop additional capabilities, such as gene expression, on-chip amplification and sample processing. As these capabilities are added, we expect to start expanding our customer base to a wider group that may ultimately encompass a significant percentage of the biomedical research labs in the U.S. and other parts of the world.

DIAGNOSTICS APPLICATIONS

    INFECTIOUS DISEASES

    We are applying our technology in infectious disease diagnostics to develop automated tests to replace the manual and time-intensive procedures used in hospitals and reference laboratories. The role of the clinical microbiology laboratory is to detect, identify and determine antibiotic sensitivity of disease causing microorganisms. To accomplish this task, colonies of microorganisms from patient specimens are grown, or cultured, in various growth media. Following colony growth, various direct and indirect techniques are utilized to determine the identity and, as required, the sensitivity of the microorganism to specific antibiotics. Using currently available technologies, the entire process may take days or weeks to complete while the patient, requiring immediate therapy, must be treated by the clinician based upon the best clinical facts available at that time. Upon receipt of the diagnostic analysis from the laboratory, the initial patient treatment protocol may need to be modified in order to treat the patient more effectively.

    Current culture-based methods detect a single microorganism at one time. Because a particular infectious episode may be caused by one of many microorganisms or several microorganisms together, multiple tests may be required to determine the correct diagnosis. Our technology addresses these shortcomings by allowing the simultaneous analysis of multiple microorganisms from a single patient sample. We believe our technology and integrated system may speed the time-to-result for diagnostic tests and patient treatment and offer our customers the opportunity to lower their costs and improve productivity by automating all or a significant portion of their labor-intensive testing.

    Through our joint venture with Becton Dickinson, we are developing a platform which is applicable to a potentially broad range of products relating to the detection of infectious disease and the analysis of antibiotic resistance, each of which may incorporate Becton Dickinson's proprietary SDA technology. To date, our joint venture with Becton Dickinson has achieved all of its product development milestones. The joint venture contemplates that Becton Dickinson will market any infectious disease products developed by the joint venture and that profits will be split equally by the parties once capital contributions have been reimbursed.

    PHARMACOGENOMICS

    We believe that the ability of our technology to screen simultaneously for various DNA sequences and the ability to differentiate between single base pair mismatches has potentially wide applicability to the field of genetic testing in general and pharmacogenomics in particular. The principle behind pharmacogenomics is that patients with one kind of genetic profile will react differently to a given drug than a different group of patients with a slightly altered genetic makeup. The goal of pharmacogenomics would be for physicians to be able to prescribe the appropriate medicine for a particular patient that would maximize efficacy and minimize side effects based on that patient's genetic profile.

    With our technology, the opportunity exists for pharmaceutical and biotechnology companies to use our initial benchtop system to identify important genetic variations early in the drug development process, to use a portable version of the system during clinical trials to help stratify patients and identify those receiving the maximum benefit from treatment; and, ultimately, to develop a small sample-to-answer, FDA-approved diagnostic test that can be used in a doctor's office potentially while a patient is waiting. We believe the potential to be able to provide this bridge from the research environment through to a portable diagnostic system may be important in the area of pharmacogenomics. We have active development programs underway to develop both the benchtop and portable version of the system that would be required for this market.

    OTHER GENETIC TESTING APPLICATIONS

    As the Human Genome Project and other public and private genetic sequencing efforts yield increasing amounts of genetic information, the demand for genetic predisposition testing will continue to grow. The combination of novel therapeutic approaches, such as gene therapy, and the discovery of new genes could lead to earlier and more precise diagnosis and more refined therapeutic interventions.

    Because many important genetic diseases are ideally suited to diagnosis in multiplexed arrays, we believe that our technology platform could contribute significantly to the expansion of testing in this area. For example, in cancer diagnostics, certain mutations are indicative of a predisposition to certain types of cancer. Because many diseases involve multiple mutations, the ability to analyze all possible mutations has previously been expensive and impracticable. Our electronic stringency control feature potentially permits rapid and accurate testing for these single point mutations. While our development efforts in this area with respect to specific genetic tests are still at an early stage, our core technology platform for other diagnostic applications may be well suited for these opportunities.

DRUG DISCOVERY APPLICATIONS

    We believe we have a powerful tool which will elucidate appropriate pathways for therapeutic intervention, identify and evaluate lead compounds and simultaneously assess the efficacy and toxicology of these compounds in model systems. It is estimated that the preclinical drug discovery process takes an average of six and one-half years. Consequently, we believe there is a significant demand for improved tools which accelerate the drug discovery process.

    We believe the microelectronic array format and independent test site control of our system are well suited for applications in drug discovery. Our electronic technology is expected to enable the rapid manipulation of potential drug molecules against targets such as bacteria, virus, tumor or immune response cells addressed to the microchip to determine drug efficacy, thus simplifying the drug discovery process. The combination of electronic addressing and the electronic protection of specific areas of the microchip allows the targeting of chemical building blocks to unique locations on the array. We believe our system may provide an efficient automated method for drug lead optimization.

    To further advance our efforts in this area, we have entered into a research and development collaboration with Aventis. As part of our collaboration with Aventis, Nanogen is working on a novel electronic combinatorial approach toward drug screening and discovery by combining technologies from both companies. Nanogen and Aventis met all of the milestones for the collaboration in 1998, agreed to extend the research program from two to three years and are now in discussions about how to best commercialize this product opportunity.

EMERGING BIOLOGICAL MARKETS

    The market potential for our semiconductor microchip technology beyond these initial areas is significant. Such applications include biological applications in the areas of forensics, agriculture, veterinary and environmental testing. We believe the core technology platform we are developing may be readily adaptable to these markets, and we have already been approached by a number of companies active in these areas about opportunities for collaboration.

NANOTRONICS:  NONBIOLOGICAL APPLICATIONS

    Rapid advances in the microelectronics industry in the last several decades have led to the development of integrated circuits which are smaller and far more complex than would have been envisioned twenty years ago. If this pace of change is to continue, new manufacturing tools and processes will need to be developed. These new techniques will need to be able to direct the placement of micro and nanoscale components precisely onto increasingly small and densely packed surfaces. We believe one of the opportunities to do this is by combining what nature has already developed--a molecular biology approach--with our knowledge of how to move and manipulate materials and devices using electronic fields.

    We acquired Nanotronics in January 1998 to apply our core microelectronics biochip technology to potential applications in nonbiological areas which include nanofabrication and molecular electronics. Based on the intrinsic self-assembly and programmable qualities of DNA, the Nanotronics technology uses DNA to direct the heterogeneous integration of a number of molecular and nonmolecular components onto a microelectronic chip. Presently, there are a number of academic groups, government research labs, and electronics companies involved in the development of molecular electronic components, but no one has successfully developed a way to integrate them into useful devices. Our integrated "host substrate" or "motherboard" array capability could serve to provide useful new tools with the ability to take advantage of these valuable components.

    Nanotronics' powerful electronic "pick and place" array technology has several advantages compared to the more difficult conventional heterogeneous integration processes. This Nanotronics technology could incorporate components ranging in size from molecular scale to micron scale, something traditional microelectronic methods cannot achieve. Also, using electric field specificity control, we may have the ability to form novel integrated devices in a more timely and cost-effective fashion. Nanotronics is working to expand the capabilities of its technology base for application in a number of areas.

    For example, Nanotronics is evaluating the use of its platform technology to facilitate the heterogeneous integration of various microfabricated "lift-off" components like lasers and diodes, for the development of new photonic or electronic devices. Other applications could include analog and digital cell phone circuit improvements and development of new electronic laboratory testing systems.

    In addition, in 1998 we received several core patents for the use of our technology in the area of optical memory. These patents have already led to inquiries from third parties interested in significantly expanding the memory storage capacity of optical memory devices.

COLLABORATIVE ALLIANCES

    We have established collaborative alliances in the areas of infectious disease diagnostics, drug discovery and genomics as part of our strategy to expand the applications and accelerate the commercialization of products derived from our technology. We are developing products to expedite the diagnosis of infectious disease through our joint venture with Becton Dickinson. We have also entered into a research and development collaboration and are discussing the establishment of arrangements with Aventis to commercialize drug discovery tools. We also have entered into a research and development agreement with Elan for genomics applications.

BECTON DICKINSON

    The Nanogen/Becton Dickinson Partnership, a Delaware general partnership formed in October 1997 (the "Partnership") is seeking to develop and commercialize products in the field of IN VITRO nucleic acid-based diagnostic and monitoring technologies in infectious diseases. The products will be based on our proprietary semiconductor technology and Becton Dickinson's proprietary SDA technology. NanoVenture LLC, a Delaware limited liability company wholly-owned by Nanogen ("NanoVenture"), and Becton Dickinson Venture LLC, a Delaware limited liability company wholly-owned by Becton Dickinson ("Becton Dickinson Venture"), are the general partners of the Partnership with (1) losses generally allocated in proportion to cash funding, (2) profits generally shared equally, and (3) distributions allocated 60 percent to Becton Dickinson Venture and 40 percent to NanoVenture until unrecovered partner cash contributions are equalized and thereafter distributions shared equally. The Master Agreement also contemplates that each of the parties will negotiate in good faith additional agreements with the Partnership in furtherance of the Partnership's business, including license agreements, manufacturing agreements, and marketing agreements. Pursuant to the Master Agreement, we granted to Becton Dickinson Venture, acting on behalf of the Partnership, a right of first offer to negotiate licenses in additional fields.

    Contributions for use in the research programs of approximately $4.6 million have been paid to the Partnership through December 31, 1998, of which approximately $4.0 million was paid by Becton Dickinson and approximately $600,000 was paid by us. The General Partnership Agreement also contemplates additional research funding aggregating approximately $17.7 million during the period from January 1, 1999 through April 1, 2001 conditioned upon the achievement of milestones to be agreed upon by the partners. Of this amount, $12.5 million is expected to be paid by Becton Dickinson and $5.2 million is expected to be paid by us.

    In addition to funding research and development, we and Becton Dickinson have agreed to contribute additional amounts to fund marketing and manufacturing of products commercialized by the Partnership. The success of the Partnership will be dependent to a significant degree upon a mutuality of interest between Nanogen and Becton Dickinson. Becton Dickinson is a large company with other opportunities competing for its resources. Becton Dickinson may not make further capital contributions or allocate sufficient management or other resources to the Partnership to complete the development, manufacturing and marketing of Partnership products.

    The Partnership entered into a Collaborative Research and Development and License Agreement with us and Becton Dickinson, under which each company granted to the Partnership intellectual property and patent rights and conducts research and development activities.

    Concurrently with the execution of the joint venture, we entered into a worldwide, royalty-bearing, nonexclusive License Agreement with Becton Dickinson, relating to Becton Dickinson's proprietary SDA technology for use by us outside the Partnership in the fields of IN VITRO human genetic testing and IN VITRO cancer diagnostics.

    Failure by the Partnership to agree on and achieve milestones could result in termination of the Collaborative Agreement and the joint venture and dissolution of the Partnership. Agreed upon milestones may not be achieved in a timely fashion, if at all. The failure to agree on and achieve these milestones could have a material adverse effect on our business, financial condition and results of operations.

AVENTIS

    In December 1997, we entered into a Letter Agreement with Aventis, for an exclusive research and development collaboration relating to new drug discovery tools and immunodiagnostics research and the establishment of a joint venture. The arrangements for the commercialization of products, if any, developed as a result of the collaboration will be negotiated by the parties prior to completion of the research and development phase.

    In connection with the Letter Agreement, the parties entered into a definitive Collaborative Research and Development Agreement with an effective date of January 1, 1998. This Research and Development agreement includes three years of guaranteed research and development funding from the effective date. Under the agreement each party performs aspects of the research, with funding provided primarily by Aventis. The Letter Agreement and Research and Development Agreement contemplate the formation of a joint venture or other joint relationship to facilitate the commercialization of any products resulting from the collaboration.

    As part of our collaboration, we have agreed to issue a warrant for approximately 120,000 shares of Common Stock to Aventis at an exercise price of $8.75 per share. We have also agreed to issue to Aventis, upon the achievement of certain milestones, warrants to purchase up to approximately 360,000 additional shares of Common

Stock as follows: upon announcement by the parties of entry into the product development phase of the research and development collaboration, a warrant for the purchase of approximately 180,000 shares of Common Stock at a 50 percent premium to the market price on the date of such entry, and upon the first commercial sale by the joint venture or other joint relationship, a warrant to purchase an additional 180,000 shares of Common Stock at a 50 percent premium to the market price on the date of such sale. The warrants will have five-year maximum terms, provided that with respect to each such warrant issuance, if at any time subsequent to the issuance of the warrant the price of our Common Stock exceeds the exercise price by 50 percent or more, Aventis must exercise such warrant no later than the end of its next fiscal year.

ELAN

    In December 1997, we entered into a nonexclusive research and development agreement with Elan for the development of genomics and gene expression research tools. The agreement contemplates that we will develop products for discrimination of sequence variations such as single nucleotide polymorphisms, allelic variations, genotyping, and mutation detection. We may also develop products for use in expression monitoring of RNA levels for use in gene discovery, drug discovery, target validation, animal studies, and toxicity studies. We are currently discussing with Elan the conversion of this relationship into a Technology Development Program under which Elan and potentially other companies would gain early access to our technology in exchange for an up-front payment and additional payments to be made over time.

RESEARCH GRANTS

    We have a number of active research grants and contracts administered by various governmental agencies. In October 1998, we announced that we were awarded a contract by the Space and Naval Warfare Systems Center San Diego ("SSC San Diego") for the Defense Advance Research Projects Agency and a grant from the National Institute of Justice ("NIJ") in amounts that could total approximately $8 million over a five-year period. The contract award which was made by SSC San Diego for the Defense Advance Research Projects Agency, includes over $2 million to be paid during the first two years, and options to extend the program for up to an additional three years that would pay us up to an additional $4.8 million. The goal of the program is to create an advanced miniaturized lab for biological warfare defense applications. We were also awarded an NIJ grant of $500,000. This was our second grant awarded under the U.S. Department of Justice, Office of Justice Programs to enable us to continue our work in the development of a portable microchip array-based genetic detector for rapid forensic DNA testing and identification at the crime scene.

RESEARCH AND PRODUCT DEVELOPMENT

    Our research and product development organization is dedicated to:

       -  Developing our DNA analysis platform,
       -  Using this basic technology in a number of different product areas,
       - Planning system modifications for specific applications using a common platform, and
       - Enhancing chip design and capabilities to simplify instrument design.

    We have project teams focused on technology applications for the research market, diagnostic applications for the Becton Dickinson collaboration, drug discovery applications for the Aventis collaboration and a genomics group supporting the Elan relationship. In addition, we have various groups supporting activities related to government contracts and grants for both biologic and nonbiologic applications.

PROPRIETARY TECHNOLOGY AND PATENTS

    We have eight issued U.S. patents, three foreign issued patents and a number of pending patent applications filed in the U.S. and abroad. Under a licensing agreement with Syntro Corporation, we obtained an exclusive license to U.S. Patent No. 4,787,963 relating to methods and means of annealing complementary nucleic molecules in exchange for payment of an initial fee, aggregate payments of $1 million during the agreement's first two years and the potential payment of certain royalties. In addition to pursuing patents and patent applications relating to our platform technology, we may enter into other license arrangements to obtain rights to third-party intellectual property where appropriate.

    Our or our licensors' patent applications may not issue. Issued patents may not be found valid if challenged. In addition, intellectual property rights licensed by us may not be successfully integrated into commercial products. Others may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent, which could adversely affect our ability to protect future product development and, consequently, our business, financial condition and results of operations.

    All of our inventions have originated in the U.S. and all patent applications were originally filed in the U.S. We also seek to protect these inventions through foreign counterpart applications filed in selected other countries. Because patent applications in the U.S. are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our issued or pending patent applications or that we were the first to file for protection of inventions set forth in such patent applications. Our planned or potential products may be covered by third-party patents or other intellectual property rights, in which case continued development and marketing of the products would require a license. Required licenses may not be available to us on acceptable terms, if at all. If we do not obtain these licenses, we could encounter delays in product introductions while we attempt to design around the patents, or could find that the development, manufacture or sale of products requiring these licenses is foreclosed.

    We are aware of U.S. and corresponding foreign patents and applications which are assigned to Affymax Technologies, N.V., and which relate to certain devices having 1,000 or more groups of oligonucleotides occupying a total area of less than 1 cm2 on a substrate. In the event that we proceed with the development of arrays with more than 1,000 groups of oligonucleotides, we expect to design our devices through, among other things, the selection of the physical dimensions and methods of binding to avoid infringing these patents. We are aware of U.S. and European patents and patent applications owned by Isis Innovations Ltd. (E. M. Southern). We have opposed one allowed European patent which had broad claims to array technology for analyzing a predetermined polynucleotide sequence. Isis Innovations' position with respect to the opposed patent is that the claims relate to what it terms the "diagnostic mode." Those claims have now all been narrowed to the point that if the claims are accepted by the European Patent Office, they would not be infringed by our technology. On May 5, 1998, The Opposition Division of the European Patent Office issued a provisional nonbinding opinion that the claims should be revoked. If the claims of the original European patent survive the opposition or if an application relating to arrays issues in another country with claims as broad as the original European patent, we would be subject to infringement claims that could delay or preclude sales of some or all of our anticipated diagnostic products.

    Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings declared by the USPTO may be necessary to determine the priority of inventions with respect to our patent applications. Litigation or interference proceedings could result in substantial costs to and diversion of our effort, and could have a material adverse effect on our business, financial condition, and results of operations. Any such efforts may not be successful.

    We may rely on trade secrets to protect our technology. Trade secrets are difficult to protect. We seek to protect our proprietary technology and processes by confidentiality agreements with our employees and certain consultants and contractors. These agreements may be breached, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees or our consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions.

MANUFACTURING

    We design and then outsource semiconductor microchip fabrication, disposable cartridge components and instruments to third-party contract manufacturers. For microchips and cartridges, we perform many of the proprietary assembly steps in-house, including deposition of the permeation layer, placement of DNA capture probes and final electronic assembly and testing. We expect to enter into long-term manufacturing agreements with experienced third-parties for some or all of our commercial manufacturing needs for both instruments and cartridges. We believe our technology allows for large scale microchip production at a relatively low cost. We believe this scalability and low cost will help promote the rapid acceptance of our proprietary semiconductor-based platform technology as an industry standard. However, achieving these efficiencies will require substantial commercial volumes and there can be no assurance we will be successful in generating sufficient demand to scale up manufacturing capacity to levels that will allow our products to be priced competitively.

    We have limited experience in manufacturing as well as limited manufacturing capacity for our products, and as described above, we will be required to utilize third parties for some or all of our needs. There can be no assurance that we will be able to find third-party manufacturers with the skills required to manufacture our products successfully or on acceptable terms, if at all.

    If we or any of our contract manufacturers encounter future manufacturing difficulties, including problems involving the ability to scale up manufacturing capacity, production yields, quality control and quality assurance, or shortages of components or qualified personnel, it could have a material adverse effect on our business, financial condition and results of operations.

    Our and/or our third-party manufacturers will be required to comply with QSR requirements in order to produce products for sale in the United States and with applicable quality system standards and directives in order to produce products for sale in the European Union. Any failure by us or our contractors to comply with the QSR requirements or applicable European Union standards and directives may result in us or our contractors being required to take corrective actions, such as modification of our policies and procedures. Pending such corrective actions, we or our contractors could be unable to manufacture or ship any products, which could have a material adverse effect on our business, financial condition, and results of operation. Furthermore, our manufacturing facilities, and those of our third-party manufacturers, are subject to periodic inspection by regulatory authorities, and our operations must undergo QSR compliance inspections conducted by the FDA and corresponding state agencies. Additionally, prior to approval of a PMA, we and our third-party manufacturers' facilities, procedures, and practices will be subject to preapproval QSR inspection. Failure to pass such inspections may have a material adverse effect on our business, financial condition and results of operations.

COMPETITION

    As we develop applications of our technology, we expect to encounter intense competition from a number of companies that offer products competing in our targeted applications. We anticipate that our competitors in these areas will include health care companies that manufacture laboratory-based tests and analyzers, diagnostic and pharmaceutical companies, as well as companies developing drug discovery technologies. To the extent we are successful in developing products in these areas, we will face competition from established companies and development-stage companies that continue to enter these markets.

    In many instances, our competitors have substantially greater financial, technical, research, and other resources and larger, more established marketing, sales, distribution, and service organizations than us. Moreover, competitors may offer broader product lines and have greater name recognition than us, and may offer discounts as a competitive tactic. In addition, several development stage companies are making or developing products that compete with or will compete with any potential products of ours. There can be no assurance that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our potential products, or that would render our technologies and products obsolete. Also, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with respect to our technologies. Rapid technological development by others may also result in competing products or technologies.

GOVERNMENT REGULATION

    We have not applied for FDA or other regulatory approvals with respect to any of our products under development. We anticipate the manufacturing, labeling, distribution and marketing of some or all of our diagnostic products will be subject to regulation in the U.S. and in other countries. In addition to clinical diagnostic markets, we also may pursue research, forensic, agricultural, environmental, laboratory and industrial applications for our products which may be subject to different government regulation. Aspects of our manufacturing and marketing activities may also be subject to federal, state and local regulation by various governmental authorities.

    In the U.S., the FDA regulates, as medical devices, most diagnostic tests and IN VITRO reagents that are marketed as finished test kits and equipment. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, design manufacture, labeling, distribution and promotion of medical devices. We will not be able to commence marketing or commercial sales in the U.S. of new medical devices under development that fall within the FDA's jurisdiction until we receive clearance or approval from the FDA, which can be a lengthy, expensive, and uncertain process. Noncompliance with applicable requirements can result in, among other things, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, or criminal prosecution.

    In the U.S., medical devices are generally classified into one of three classes (I.E., Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (E.G., labeling, premarket notification, and adherence to QSR). Class II devices are subject to general and special controls (E.G., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (E.G., life-sustaining, life-supporting, and implantable devices or new devices which have been found not to be substantially equivalent to a legally marketed devices). Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance of a 510(k) notification or approval of a PMA application. Our products will vary significantly in the degree of regulatory approvals required. We believe that certain of our products for research, genomics, drug discovery and industrial applications will not require regulatory approvals or clearance. Some diagnostic products will require 510(k) approvals while other diagnostic and genetic testing products will require PMA approvals.

    A 510(k) clearance will generally only be granted if the information submitted to the FDA establishes that the device is "substantially equivalent" to a legally marketed predicate device. For any devices that are cleared through the 510(k) process, significant modifications or enhancements in the design or intended use that could significantly affect safety or effectiveness will require new 510(k) submissions. It generally takes from four to twelve months from submission to obtain 510(k) premarket clearance but the process may take longer.

    The PMA approval process is more expensive, uncertain, and lengthy than the 510(k) clearance process. A PMA must prove the safety and effectiveness of the device to the FDA's satisfaction, which typically requires extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate the safety and effectiveness of the device. Although clinical investigations of most devices are subject to the investigational device exemption requirements, clinical investigations of IN VITRO diagnostic tests, such as our products and products under development, are exempt from the investigational device exemption requirements, including the need to obtain the FDA's prior approval, provided the testing is noninvasive, does not require an invasive sampling procedure that presents a significant risk, does not intentionally introduce energy into the subject, and is not used as a diagnostic procedure without confirmation by another medically established test or procedure. In addition, the IN VITRO diagnostic tests must be labeled for research use only or investigational use only, and distribution controls must be established to assure that IVDs distributed for research or clinical investigation are used only for those purposes.

    The FDA may determine that we must adhere to the more costly, lengthy, and uncertain PMA approval process for our potential products. Significant modifications to the design, labeling or manufacturing process of an approved device may require approval by the FDA of a PMA supplement or a new PMA application.

    After a PMA is accepted for filing, the FDA begins its review of the submitted information, which generally takes between one and two years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA will be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. We may not be able to obtain necessary approvals on a timely basis, if at all, and delays in obtaining or failure to obtain such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

    Manufacturers of medical devices for marketing in the U.S. are required to adhere to the QSR requirements (formerly Good Manufacturing Practices), which include testing, control and documentation requirements. Manufacturers must also comply with Medical Device Reporting requirements that a manufacturer report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and would be likely to cause or contribute to a death or serious injury upon recurrence. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

    We are subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, medical device reporting requirements and other applicable regulations. The recently finalized QSR requirements include design controls that will likely increase the cost of compliance. We may incur significant costs to comply with laws and regulations in the future and these laws and regulations may have a material adverse effect upon our business, financial condition and results of operation.

    Any of our customers using our diagnostic devices for clinical use in the U.S. may be regulated under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). CLIA is intended to ensure the quality and reliability of clinical laboratories in the U.S. by mandating specific standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of diagnostic tests ("waived," "moderately complex" and "highly complex"), and the standards applicable to a clinical laboratory depend on the level of the tests it performs. CLIA requirements may prevent some clinical laboratories from using our diagnostic products. Therefore, CLIA regulations and future administrative interpretations of CLIA may have a material adverse impact on us by limiting the potential market for our products.

    The Food and Drug Administration Modernization Act of 1997 makes changes to the device provisions of the FD&C Act (the "Act") and other provisions in the Act affecting the regulation of devices. Among other things, the changes will affect the IDE, 510(k) and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third-party review, and the dissemination of off-label information. We cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of our products. There can be no assurance that the new legislation will not impose additional costs or lengthen review times for our products.

    Additionally, our food pathogen products will be subject to the regulations of various domestic and foreign government agencies which regulate food safety and food adulteration, including the U.S. Department of Agriculture.

EMPLOYEES

    As of December 31, 1998, we had 132 full-time employees, of whom 49 hold Ph.D. or M.D. degrees and 14 hold other advanced degrees. None of our employees is covered by a collective bargaining agreement, and management considers relations with its employees to be good.

FACTORS THAT MAY AFFECT RESULTS

OUR PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED, WHICH WOULD ADVERSELY AFFECT US

    All of our products are under development. Our products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be adversely affected.

    Our success will depend upon our ability to overcome significant technological challenges and successfully introduce products into the marketplace. A number of applications envisioned by us will require significant enhancements in our basic technology platform.

LACK OF MARKET ACCEPTANCE OF OUR TECHNOLOGY WOULD ADVERSELY AFFECT US

    We may not be able to develop commercially viable products. Even if a product is developed it may not be accepted in the marketplace. If we are unable to achieve market acceptance, we would be adversely affected. Market acceptance will depend on many factors, including demonstrating to customers that our technology platform is a viable alternative to currently available technologies. In addition, our technology platform could be adversely affected by limited funding available for capital acquisitions by our customers, as well as internal obstacles to customer approvals of purchases of our products.

OUR DEPENDENCE ON COLLABORATIVE ALLIANCES COULD ADVERSELY AFFECT US

    The development and commercialization of our products in a number of applications depends on the formation of alliances and licensing arrangements. We may not be successful in entering into or maintaining collaborations to develop these commercial applications. Failure to do so could have an adverse impact on us. We may have limited or no control over the time, effort or financial resources that any partner may devote to the development or marketing of our products.

    We may be materially and adversely affected if:

       -    A partner develops competitive technologies;

       - We are precluded from entering into competitive arrangements with other potential partners;

       - Disputes arise over ownership rights to any intellectual property, know-how or technologies developed with a partner; or

       - An agreement is terminated early, or by a failure by a partner to devote sufficient resources to the development and commercialization of our products.

    We currently have agreements with Becton Dickinson, Hoechst (through a subsidiary) and Elan that contemplate the commercialization of products resulting from research and development collaboration agreements between the parties. These collaborations may not be successful.

OUR HISTORY OF LOSSES AND OUR ANTICIPATION OF FUTURE LOSSES MAY ADVERSELY AFFECT US

    At December 31, 1998, we had an accumulated deficit of approximately $47 million. We anticipate that we will continue to incur operating losses for at least the next several years. We may never attain profitability or become profitable on a quarterly or annual basis in the future. We currently have no products available for sale and to date no revenues have been generated from commercialization of products arising out of our technology.

    To develop and sell our products successfully, we will need to increase our spending levels in research and development, as well as in selling, marketing, and administration. We will have to incur these increased spending levels before knowing whether our products can be sold successfully.

    Our anticipated increases in operating expenses may adversely affect our financial prospects.

FAILURE TO RAISE ADDITIONAL CAPITAL MAY ADVERSELY AFFECT US

    We have incurred negative cash flow from operations since inception. We do not expect to generate positive cash flow to fund our operations for at least the next several years. We may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities and establish our sales and marketing capability. Our current collaborations will, and future collaborations may, require us to commit substantial amounts of capital. We may not be able to make these capital contributions.

    If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds by entering into collaborative agreements or other arrangements on less favorable terms. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on us. Our liquidity and capital funding requirements will depend on numerous factors, including:

       - The extent to which our products under development are successfully developed and gain market acceptance;

       -    The timing of regulatory actions regarding our potential products;

       - The costs and timing of expansion of sales, marketing and manufacturing activities;

       -    Prosecution and enforcement of patents important to our business;

       - The results of clinical trials, competitive developments, and our ability to enter into additional collaborative arrangements.

    Additional capital may not be available on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.

COMPETING TECHNOLOGIES MAY ADVERSELY AFFECT US

    We expect to encounter intense competition from a number of companies that offer products in our targeted application areas. We anticipate that our competitors in these areas will include:

       - Health care companies that manufacture laboratory-based tests and analyzers,

       -    Diagnostic and pharmaceutical companies, and

       -    Companies developing drug discovery technologies.

    To the extent we are successful in developing products in these areas, we will face competition from established companies and numerous development-stage companies that continually enter these markets.

    In many instances, our competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, these competitors may offer broader product lines and have greater name recognition than us, and may offer discounts as a competitive tactic.

    In addition, several development stage companies are currently making or developing products that compete with or will compete with our potential products. Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our potential products, or that render our technologies and potential products obsolete.

    Also, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.

THE UNCERTAINTY OF PATENT AND PROPRIETARY TECHNOLOGY PROTECTION AND OUR POTENTIAL INABILITY TO LICENSE TECHNOLOGY FROM THIRD PARTIES MAY ADVERSELY AFFECT US

    Our success will depend in part on obtaining and maintaining meaningful patent protection on our inventions, technologies and discoveries. Our ability to compete effectively will depend on our ability to develop and maintain proprietary aspects of our technology, and to operate without infringing the proprietary rights of others, or to obtain rights to third-party proprietary rights, if necessary. Our pending patent applications may not result in the issuance of patents. Our patent applications may not have priority over others' applications, and even if issued, any of our patents may not offer protection against competitors with similar technologies. Any patents issued to us may be challenged, invalidated or circumvented and the rights created thereunder may not afford us a competitive advantage.

    Our commercial success also depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technologies and products. We are aware of third-party patents that may relate to our technology. We may infringe these patents or other patents or proprietary rights of third parties. We have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights, may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in an action and any license required under a patent may not be made available on commercially acceptable terms, or at all.

    There are a significant number of U.S. and foreign patents and patent applications held by third parties in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, which could have a material adverse effect on us. Additionally, the defense and prosecution of interference proceedings before the U.S. Patent and Trademark Office ("USPTO") and related administrative proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel. We may in the future become subject to USPTO interference proceedings to determine the priority of inventions. In addition, laws of some foreign countries do not protect intellectual property to the same extent as do laws in the U.S., which may subject us to additional difficulties in protecting our intellectual property in those countries.

    We also rely upon trade secrets, technical know-how and continuing inventions to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology and we may not be able to meaningfully protect our trade secrets, or be capable of protecting our rights to our trade secrets. We seek to protect our technology and patents, in part, by confidentiality agreements with our employees and contractors. Our employees may breach their existing Proprietary Information, Inventions, and Dispute Resolution Agreements and these agreements may not protect our intellectual property. This could have a material adverse effect on us.

FAILURE TO OBTAIN REGULATORY APPROVALS WOULD ADVERSELY AFFECT US

    We anticipate that the manufacturing, labeling, distribution and marketing of a number of our diagnostic products will be subject to regulation in the U.S. and other countries. We may not be able to obtain necessary regulatory approvals or clearances for our products on a timely basis, or at all. Delays in receipt of or failure to receive approvals or clearances, the loss of previously received approvals or clearances, limitations on intended uses imposed as a condition of approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on us.

    In the U.S., the Food and Drug Administration ("FDA") regulates, as medical devices, most diagnostic tests and IN VITRO reagents that are marketed as finished test kits and equipment. Pursuant to the Federal Food, Drug, and Cosmetic Act, the FDA regulates the preclinical and clinical testing, design, efficacy, safety, manufacture, labeling, distribution and promotion of medical devices. We will not be able to commence marketing or commercial sales in the U.S. of these products until we receive clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process. We have not applied for FDA or other regulatory approvals with respect to any of our products under development. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new products. Regulatory clearance or approval or clearance of any new products may not be granted by the FDA or foreign regulatory authorities on a timely basis, if at all.

    Noncompliance with applicable FDA requirements can result in:

       - Administrative sanctions or judicially imposed sanctions such as injunctions,

       -    Civil penalties, recall or seizure of products,

       - Total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices,

       -    Withdrawal of marketing clearances or approvals, and

       -    Criminal prosecution.

    The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by us. Any devices manufactured or distributed by us pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies.

OUR DEPENDENCE ON SUPPLIERS MAY ADVERSELY AFFECT US

    Key components and raw materials used in the manufacture of our products are provided from limited sources or in some cases by single-source vendors. Although we believe that alternative sources for these components and raw materials are available, any supply interruption in a sole-sourced component of raw material would have a material adverse effect on our ability to manufacture our products until a new source of supply is qualified and, as a result, could have a material adverse effect on us. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing process, could have a material adverse effect on our ability to manufacture products. We may be unable to find a sufficient alternative supply channel in a reasonable time period, or on commercially reasonable terms, if at all. Failure to obtain a supplier for the manufacture of components of our future products, if any, could have a material adverse effect on us.

OUR LIMITED MANUFACTURING EXPERIENCE AND POTENTIAL INABILITY TO SCALE UP MANUFACTURING COULD ADVERSELY AFFECT US

    We have no experience manufacturing products for commercial purposes. We rely on subcontractors to manufacture the limited quantities of semiconductor microchips and other components we require for internal and collaborative purposes, as well as for use in clinical trials and prototype products.

    Manufacturing, supply and quality control problems may arise as we either alone or with subcontractors attempt to scale up manufacturing procedures. Scale-up may not be achieved in a timely manner or at a commercially reasonable cost. Any failure to surmount problems could lead to delays or pose a threat to the ultimate commercialization of our products and result in a material adverse effect on us.

    If we or any of our contract manufacturers encounter manufacturing difficulties, including:

       -    The ability to scale up manufacturing capacity,

       -    Production yields,

       -    Quality control and assurance, or

       -    Shortages of components or qualified personnel,

it could have a material adverse effect on us.

    Our manufacturing facilities and those of our contract manufacturers are or will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and these facilities are subject to Quality System Regulation ("QSR") requirements of the FDA. Failure by us or our third-party manufacturers to maintain its facilities in accordance with QSR regulations, other international quality standards or other regulatory requirements would have a material adverse effect on us.

OUR LIMITED MARKETING AND SALES CAPABILITY COULD ADVERSELY AFFECT US

    We have limited product marketing and sales capabilities. In attracting, establishing and maintaining a marketing and sales force, or entering into third-party marketing or distribution arrangements with other companies, we expect to incur significant additional expenses. We may not be able to successfully establish a sales and marketing capability or enter into third-party marketing or distribution arrangements or be successful in achieving marketplace acceptance for our products. This failure would have a material adverse affect on us.

A FAILURE TO MANAGE OUR GROWTH MAY ADVERSELY AFFECT US

    We expect to continue to experience growth in the number of our employees and the scope of our operating and financial systems. This growth has resulted in an increase in responsibilities for both existing and new management personnel. Our ability to manage growth effectively will require us to continue to implement and improve our operational, financial and management information systems and to recruit, train, motivate and manage our employees. We may not be able to manage our growth and expansion, and a failure to do so could have a material adverse effect on us.

OUR PRODUCT LIABILITY EXPOSURE AND THE INADEQUACY OR UNAVAILABILITY OF INSURANCE COVERAGE COULD ADVERSELY AFFECT US

    The testing, manufacturing and marketing of our products entails an inherent risk of product liability claims. Any claims against us could have a material adverse effect on us. We may not be able to obtain insurance on acceptable terms with adequate coverage, or at reasonable costs. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. Our insurance once obtained may not be renewed at a cost and level of coverage comparable to that then in effect.

ITEM 2.  PROPERTIES

    We currently lease an approximately 45,000 square foot facility in San Diego, California, under a lease expiring in 2005. We have an option to renew the lease on this facility for two additional five-year terms. The facility currently houses our administrative offices and research and development laboratories, and is expected to be sufficient to meet our currently anticipated facilities needs at least through 1999.

ITEM 3.  LEGAL PROCEEDINGS

    There is no material litigation pending against us.

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a)      Changes in Securities

    On November 17, 1998, our Board of Directors adopted a Stockholder Rights Plan ("Rights Plan"). Under the terms of the Rights Plan, stockholders of record as of November 30, 1998 received a dividend of one Preferred Stock Purchase Right ("Right") for each share of common stock held on that date. If not earlier terminated or redeemed, the Rights will expire on November 17, 2008 and will be exercisable only if a person or group becomes the beneficial owner of 15% or more of the Company's common stock (such person or group, a "15% holder") or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of the Company's common stock, which is not approved by our Board of Directors. Each Right will entitle stockholders to buy one one-thousandth of a share of Series A Participating Preferred Stock of the Company at an exercise price of $50.00, subject to antidilution adjustments.

    If a person or group accumulates 15% or more of the Company's common stock, each Right (other than Rights held by the 15% holder) will be adjusted so that upon exercise the holder will have the right to receive that number of shares of common stock (or in some circumstances, a combination of securities and/or assets) having a value of twice the exercise price of the Right. In addition, if following a 15% acquisition the Company is involved in certain mergers or other business combinations, each Right (other than Rights held by a 15% holder) will permit each holder to purchase shares of common stock of the acquiring entity with a market value of twice the exercise price of each Right. The Board of Directors will also have the right, following a 15% acquisition, to cause each Right (other than rights held by the 15% holder) to be exchanged for one share of common stock.

    The Board of Directors is entitled to redeem the Rights at $.01 per Right at any time prior to a 15% acquisition and in certain other specified situations.

(b)      Use of Proceeds

    On April 13, 1998, our Registration Statement on Form S-1 (File No. 333-42791) was declared effective by the Securities and Exchange Commission (the "IPO Registration Statement"). The IPO Registration Statement registered a total of 3,900,000 shares of common stock, all of which were issued and sold by us (the "Offering") upon the termination of the Offering in April 1998. The underwriting of the offering was led by a group consisting of Morgan Stanley Dean Witter, Lehman Brothers and SBC Warburg Dillon Read Inc. The shares sold by us were sold at an aggregate offering price of $42.9 million, netting proceeds of approximately $38.7 million to us after underwriting fees of approximately $3.0 million and other offering expenses of approximately $1.2 million. None of these fees and expenses was paid to any director, officer, or 10% or greater stockholder of us or an affiliate of any of these persons.

    Since the effective date of the IPO Registration Statement, the net offering proceeds have been applied to the following uses in the following approximate amounts:

      Repayment of indebtedness                 $  1,279,000
      Working capital                           $ 14,836,000
      Temporary investments                     $ 22,585,000

    The temporary investments specified above consist primarily of highly liquid investments, which include marketable debt securities of financial institutions and corporations with strong credit ratings with maturities of ninety days or less when acquired. None of the payments noted above have been paid to any director, officer, or 10% or greater stockholder of us or an affiliate of these persons.

(c)      Market Information

    Our common stock began trading on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market on April 14, 1998, under the symbol "NGEN." Prior to that date, there was no established trading market for our common stock. The following table sets forth the range of high and low sales prices as reported for our common stock by Nasdaq for the periods indicated:

                                                                High             Low
    Year Ended December 31, 1998:                               ----             ---
    -----------------------------
     2nd Quarter (from April 14, 1998)                        $ 11.250         $ 5.375
     3rd Quarter                                              $  8.375         $ 3.000
     4th Quarter                                              $  5.750         $ 2.875


    As of March 5, 1999, there were approximately 262 shareholders of record of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth below with respect to our consolidated financial statements has been derived from the audited financial statements. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto appearing elsewhere herein:

                                                                           YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------
                                                           1998         1997        1996         1995        1994
                                                       -----------  -----------  -----------  -----------  --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Sponsored research                                      $  5,461     $  1,243     $    --      $    --    $    --
  Contract and grant revenue                                 2,172        2,123       1,644          318         --
                                                          --------     --------     -------      -------    -------
     Total revenues                                          7,633        3,366       1,644          318         --
Operating expenses:
  Research and development                                  23,002       11,769       6,931        3,356      1,345
  General and administrative                                 6,420        3,910       2,427        1,646      1,065
  Acquired in-process technology                             1,193           --          --           --         --
                                                          --------     --------     -------      -------    -------
     Total operating expenses                               30,615       15,679       9,358        5,002      2,410
Equity in loss of joint venture                              (610)          --           --           --         --
Interest income (expense), net                               2,650          975         (64)          96         34
                                                          --------     --------     -------      -------    -------
Net loss                                                  $(20,942)    $(11,338)    $(7,778)     $(4,588)   $(2,376)
                                                          --------     --------     -------      -------    -------
                                                          --------     --------     -------      -------    -------

Net loss per share--basic and diluted                     $  (1.60)    $  (8.42)    $ (8.08)
                                                          --------     --------     -------
                                                          --------     --------     -------
Number of shares used in computing net
  loss per share--basic and diluted                         13,097        1,347         963
                                                          --------     --------     -------
                                                          --------     --------     -------

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                                 $ 62,245     $ 19,498    $ 16,775      $ 4,318    $   206
Working capital                                             57,701       16,775      14,853        3,931        (22)
Total assets                                                72,704       23,215      19,090        6,339      1,622
Capital lease obligations, less current portion              4,176        1,193         935          631        347
Accumulated deficit                                        (47,431)     (26,489)    (15,151)      (7,372)    (2,784)
Total stockholders' equity                                  61,051       18,599      15,680        4,950        865


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-K includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties that could cause our actual results to vary materially from those reflected in the forward-looking statements. Words such as "believes," "anticipates," "plans," "estimates," "future," "could," variations of such words and similar expressions are intended to identify such forward-looking statements. Factors that could cause or contribute to these differences include those discussed previously under the caption "Factors that May Affect Results" and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

OVERVIEW

    Since commencing operations in 1993, we have applied substantially all of our resources to our research and development programs. We have incurred losses since inception and, as of December 31, 1998, had an accumulated deficit of approximately $47.4 million. We expect to incur significant losses over at least the next several years as we expand our research and product development efforts and attempt to commercialize our products.

    We currently have no products available for sale and no revenues have been generated from the sale of products arising out of our technology. We anticipate our main sources of revenues during at least 1999 will be payments from contracts, grants and sponsored research. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including the achievement of milestones under our collaborative agreements, whether and when new products are successfully developed and introduced by us or our competitors, and market acceptance of products under development. Payments under sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

    REVENUES. For the year ended December 31, 1998, revenue from sponsored research totaled approximately $5.5 million compared to approximately $1.2 million and none for the years ended December 31, 1997 and 1996, respectively. Revenues are recorded under these arrangements as expenses are incurred. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. Sponsored research revenue recognized during the year ended December 31, 1998 was earned in connection with a joint venture collaboration with Becton Dickinson entered into in October 1997, a research and development agreement with Aventis Research and Technology (an affiliate of Hoechst AG), entered into in December 1997, and a nonexclusive research and development agreement with Elan entered into in December 1997. Sponsored research revenue recognized during the year ended December 31, 1997 was earned in connection with a research agreement with Becton Dickinson effective in May 1997 which was subsequently superceded by the joint venture collaboration entered into in October 1997.

    Revenue from contracts and grants totaled approximately $2.2 million for the year ended December 31, 1998 compared to approximately $2.1 million and approximately $1.6 million for the years ended December 31, 1997 and 1996, respectively. The increase in contract and grant revenue was due to an increase in the number of active contracts to seven during the year ended December 31, 1998 from six and three during the years ended December 31, 1997 and 1996, respectively. During 1998, we were awarded a contract by the Space and Naval Warfare Systems Center San Diego for the Defense Advance Research Projects Agency which could total in excess of $7 million over the next five years. In conjunction with the acquisition of Nanotronics, Inc. in January 1998, we assumed two contracts with the Department of the Air Force, Information Directorate of the Air Force Research Laboratory, Rome, New York. In 1997, we received funding from The National Institute of Standards and Technology --Advanced Technology Program under a $2.0 million two-year award initiated in May 1997. In 1996, we received funding from The National Institute of Standards and Technology -- Advanced Technology Program under a $2.0 million two-year award initiated in August 1995.

    Continuation of sponsored research agreements, contracts and grants is dependent upon us achieving specific contractual milestones. The recognition of revenue under sponsored research agreements, contracts and grants may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to approximately $23.0 million during the year ended December 31, 1998 from approximately $11.8 million and $6.9 million for the years ended December 31, 1997 and 1996, respectively. Research and development expenses include salaries, lab supplies, consulting, travel, facilities and other expenditures relating to research and product development. The increases from year to year are attributable to the continued growth of research and product development efforts, including hiring of additional scientific, engineering and operations personnel, increased purchases of laboratory supplies, equipment and services to support the sponsored research programs with Becton Dickinson, Aventis and Elan, development of engineering prototypes for our lead product, expansion of research and development facilities, and increases in license and research fees incurred in further exploring and developing our core technologies. We expect research and development spending to increase over the next several years as our research and product development efforts continue to expand.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled approximately $6.4 million in 1998 compared to approximately $3.9 million in 1997 and approximately $2.4 million in 1996. This increase is principally due to increased legal costs associated with enhancing and maintaining our intellectual property portfolio, the expansion of activities related to marketing our potential products, and to deferred compensation expense recognized during the year ended December 31, 1998 in excess of what was recorded during the year ended December 31, 1997. Deferred compensation represents the excess of the fair value for financial statement presentation purposes over the exercise price for common stock issuable on exercise of stock options. General and administrative expenses are expected to continue to increase as we expand our sales and marketing and general and administrative organizations and as we continue to enhance and maintain our intellectual property portfolio.

    ACQUIRED IN-PROCESS TECHNOLOGY. During the first quarter of 1998, we issued 200,000 shares of our Series D Convertible Preferred Stock at $6.00 per share in exchange for all of the outstanding shares of Nanotronics, Inc. This Series D Preferred Stock converted into 132,334 shares of common stock at our initial public offering. The in-process technology acquired relates generally to nanotechnology and molecular electronics. Nanotronics' research is currently partially funded through government contracts from the Information Directorate of the United States Air Force Research Laboratory. We recorded $1.2 million in expenses relating to acquired in-process technology during the year ended December 31, 1998.

    INTEREST INCOME (EXPENSE), NET. We had net interest income of approximately $2.6 million in 1998 compared to net interest income of approximately $975,000 in 1997 and net interest expense of $64,000 in 1996. The significant increase in 1998 was primarily attributable to larger cash balances resulting from net proceeds received upon the completion of our initial public offering and concurrent private placement of equity securities in April 1998. Proceeds from private placements between December 1996 and May 1997 resulted in increased interest income during 1997 compared to 1996. The increase in interest income was partially offset by higher interest expense during 1998, compared to 1997 and 1996, due to greater amounts of equipment under capital leases in 1998 than in 1997 and 1996.

    EQUITY IN LOSS OF JOINT VENTURE. We recognized a loss of approximately $610,000 for the year ended December 31, 1998 from the joint venture formed in 1997 with Becton Dickinson, based on the loss allocation described in the joint venture agreement which states that losses will be allocated in proportion to and not to exceed cash contributions. There was no loss during 1997 as no cash contributions were made by us to the joint venture during the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    In April 1998, we completed our initial public offering of common stock generating net proceeds of approximately $38.7 million. Concurrent with the initial public offering, we completed a private placement of our equity securities with Becton Dickinson, Hoechst (through a subsidiary) and Elan for net proceeds of $6.0 million, $10.0 million and $5.0 million, respectively. Prior to our initial public offering, we had financed our operations primarily through the net proceeds received from private placements of preferred equity securities totaling approximately $44.1 million.

    We fund most of our equipment acquisitions and leasehold improvements through capital leasing facilities. During 1998, we received proceeds from equipment and leasehold improvement financing of approximately $5.7 million compared to $1.2 million and $404,000 of proceeds received during 1997 and 1996, respectively. We anticipate that we will continue to use capital equipment leasing or debt facilities to fund most of our equipment acquisitions and leasehold improvements.

    Net cash used in operating activities was approximately $15.1 million, $9.6 million and $6.1 million for 1998, 1997 and 1996, respectively. Cash used for operations was primarily related to the costs associated with the support of our expanding operations, including higher personnel costs, product development costs, license fees and legal fees relating to establishing and maintaining our intellectual property rights.

    At December 31, 1998, we had approximately $62.2 million in cash and cash equivalents. We expect that our existing capital resources, combined with anticipated revenues from potential product sales, sponsored research agreements, contracts and grants will be sufficient to support our planned operations through at least the next 24 months. This estimate of the period for which we expect our available sources of liquidity to be sufficient to meet our capital requirements is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. Our future liquidity and capital funding requirements will depend on numerous factors including, but not limited to, the extent to which our products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding our potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to our business, the results of clinical trials, competitive developments, and our ability to maintain existing collaborations and to enter into additional collaborative arrangements. We have incurred negative cash flow from operations since inception and do not expect to generate positive cash flow to fund our operations for at least the next several years. We may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities and expand our sales and marketing efforts to support the commercialization of our products under development. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

    In January 1998, we acquired all of the outstanding capital stock of Nanotronics, Inc. ("Nanotronics"). Nanotronics' research, which is currently funded in part through government grants with the Department of the Air Force, is exploratory in nature and at a very early stage. The in-process technology, which was acquired as a result of our purchase of Nanotronics, relates generally to nanotechnology and molecular electronics. Potential applications of the technology include high-density optical storage systems for electronics applications and self-assembly applications relating to microfabrication and nanofabrication. We anticipate that funding for Nanotronics will continue primarily through government grant sources until feasibility is demonstrated. If technological feasibility is demonstrated, we expect to pursue corporate partnership opportunities. Given the early stage of the technology, we have not yet determined which applications may be developed and the extent of our resources to be committed to each such application.

NET OPERATING LOSS CARRYFORWARDS

    As of December 31, 1998, we had federal and California net operating loss ("NOL") carryforwards of approximately $41.4 million and $6.3 million, respectively, and approximately $1.7 million and $990,000 of research and development ("R&D") tax credits available to offset future federal and state income taxes, respectively. The federal and California NOL carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. The federal tax loss carryforwards will begin expiring in 2006, unless previously utilized, and the California tax loss carryforwards will continue to expire in 1999, unless previously utilized. The federal and California R&D tax credit carryforwards will begin expiring in 2007 unless previously utilized. We believe that our initial public offering combined with the concurrent private placement, which occurred in April 1998, may constitute a "change of ownership" under federal income tax regulations. As such, we may be limited in the amount of NOLs incurred prior to our initial public offering, which may be utilized to offset future taxable income. Similar limitations may also apply to utilization of R&D tax credits to offset taxes payable. However, we do not believe such limitations will have a material impact on our ability to utilize the NOLs. See Note 9 of Notes to Financial Statements.

YEAR 2000 COMPLIANCE

    The Year 2000 issue arises from the fact that many existing computer software programs use only the last two digits to refer to a specific year, instead of all four digits. As a result, computer programs that have date-sensitive software, or operate with date-sensitive data, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions in operations, including, among other things, the temporary inability to process transactions or engage in normal business activities.

    We have assembled a Year 2000 task force to ensure that we are Year 2000 compliant by December 31, 1999. Our task force, assisted by third parties, is conducting an assessment of our computer systems, software applications, equipment and outside vendors and suppliers to identify which systems may be impacted by Year 2000 issues. We are making appropriate modifications and updates to internal information systems, some of which have been or are being done in the ordinary course of business. Our goal is to ensure, to the extent possible, that the transition from the year 1999 to the year 2000 will not have a materially adverse impact on operational, research or administrative capabilities. After completing the assessment process, we will develop a corporate-wide comprehensive strategy to address the problems associated with the Year 2000 transition. It is expected that this strategy will continually evolve as new issues arise and old ones disappear.

    We are in the process of assessing and initiating formal communications with our current partners and third party suppliers of products and services, including third parties with whom we have material relationships, in an effort to obtain written certification of their compliance to the Year 2000 issue. We intend to develop an action list, as well as contingency plans based on the assessment of each third party's response to the Year 2000 issue. In the event any such third party cannot timely provide us with products, services, or continue collaborations with us, our results of operations could be adversely affected. For example, our research and development efforts could be interrupted resulting in delays in meeting our obligations to existing collaborations, delays in progress of our product development and, consequently, delays in attracting new collaborative partners.

    Based upon a preliminary review of our systems, we estimate that the total cost of achieving Year 2000 readiness for our internal systems and equipment will be less than $150,000.

    Since no significant issues have arisen based on our preliminary assessments, we have not yet developed a contingency plan to address any material Year 2000 issues. A contingency plan, if required, will be developed immediately upon completion of our assessment. While we continue to believe that the Year 2000 matters discussed above will not have a materially adverse impact on our business, financial condition or results of operations, it is not possible to determine with certainty whether or to what extent we may be affected. We have not developed a reasonably likely worst case scenario with respect to Year 2000 problems we may encounter.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index on Page F-1 of the Financial Report included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding Directors is incorporated by reference to the section entitled "Election of Directors" in the Nanogen, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 30, 1999 (the "Proxy Statement"). Information regarding Executive Officers is incorporated by reference to the Proxy Statement under the heading "Executive Officers of the Registrant." Information regarding Section 16 reporting compliance is incorporated by reference to the Proxy Statement under the heading "Section 16 Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1)        Financial Statements:

    Our financial statements are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index on page F-1.

      (2) Financial Statement Schedules

          Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

      (3) Exhibits

          Exhibit
          Number           Description of Document
          -------          -----------------------
          2.1*             Agreement and Plan of Merger among the Registrant,
                           Nanotronics, Inc. ("Nanotronics") and the
                           shareholders of Nanotronics, dated as of December 18,
                           1997.
          3.(i)1           Restated Certificate of Incorporation.
          3.(i)2           Certificate of Designation, as filed with the
                           Delaware Secretary of State on November 23, 1998.
          3.(ii)*          Amended and Restated Bylaws of the Registrant.
                           (3.(ii)2)
          4.1*             Form of Common Stock Certificate.
          10.1*(A)         1997 Stock Incentive Plan of Nanogen, Inc. ("1997
                           Plan"). (10.3)
          10.2*(A)         Form of Incentive Stock Option Agreement under the
                           1997 Plan. (10.4)
          10.3*(A)         Form of Nonqualified Stock Option Agreement under the
                           1997 Plan. (10.5)
          10.4*(A)         Nanogen, Inc. Employee Stock Purchase Plan. (10.6)



          10.5*(A)         Form of Indemnification Agreement between the
                           Registrant and its directors and executive officers.
                           (10.7)
          10.6*(+)         Agreement between the Registrant and Elan
                           Corporation, plc, dated December 19, 1997. (10.8)
          10.7*(+)         Agreement between the Registrant and Hoechst AG,
                           dated December 4, 1997. (10.9)
          10.8*(+)         Agreement between the Registrant and Syntro
                           Corporation, dated of November 24, 1997. (10.10)
          10.9*(+)         Master Agreement between the Registrant and Becton,
                           Dickinson and Company, dated as of October 1, 1997,
                           with related attachments. (10.11)
          10.10*(+)        Exclusive Option Agreement between the Registrant and
                           Billups-Rothenberg, Inc., dated as of September 12,
                           1997. (10.12)
          10.11*(+)        Sponsored Research Agreement between the Registrant
                           and Prolinx, Inc., dated as of December 18, 1996.
                           (10.13)
          10.12*(+)        Collaborative Research Agreement between the
                           Registrant and the University of Texas Southwestern
                           Medical Center at Dallas, dated as of August 1, 1995.
                           (10.14)
          10.13*(+)        License Agreement between the Registrant and The Salk
                           Institute for Biological Studies, dated as of April
                           1, 1993. (10.15)
          10.14*           Form of Series B Preferred Stock Purchase Warrant,
                           between the Registrant and certain purchasers of its
                           Series B Preferred Stock, dated April 11, 1995.
                           (10.17)
          10.15*           Amended and Restated Investors' Rights Agreement
                           between the Registrant and certain securityholders
                           set forth therein, dated as of May 5, 1997, as
                           amended. (10.18)
          10.16*           Master Lease Agreement between the Registrant and
                           Mellon US Leasing, dated September 11, 1997. (10.19)
          10.17*           Lease Agreement between the Registrant and LMP
                           Properties, Ltd., dated June 29, 1994. (10.20)
          10.18*           Lease Agreement between the Registrant and Lease
                           Management Services, Inc., dated April 26, 1994, as
                           amended on December 13, 1994 and June 13, 1996.
                           (10.21)
          10.19*(A)        Form of Nanogen, Inc. Restricted Stock Issuance
                           Agreement between the Registrant and certain of its
                           directors and executive officers, dated as of
                           November 7, 1997. (10.22)
          10.20*(A)        Form of Promissory Note between the Registrant and
                           certain of its executive officers, dated August 22,
                           1996. (10.23)
          10.21*(A)        Form of Promissory Note between the Registrant and
                           certain of its executive officers, dated June 30,
                           1995. (10.24)
          10.22*(A)        Form of Common Stock Purchase Agreement. (10.25)
          10.23*(A)        Form of Performance Stock Option Agreement. (10.26)
          10.24*(A)        Agreement between the Registrant and Tina S. Nova,
                           Ph.D., dated January 5, 1994. (10.27)
          10.25*(A)        Agreement between the Registrant and W. J. Kitchen,
                           dated October 28, 1997. (10.28)
          10.26*(A)        Agreement between the Registrant and James P.
                           O'Connell, Ph.D., dated November 15, 1994. (10.29)
          10.27*(A)        Agreement between the Registrant and Harry J.
                           Leonhardt, dated May 24, 1996. (10.30)
          10.28*(A)        Agreement between the Registrant and Kieran T.
                           Gallahue, dated December 18, 1997. (10.31)
          10.29*(A)        Secured Promissory Note and Deed of Trust, between
                           the Registrant and W. J. Kitchen, dated March 16,
                           1998. (10.32)
          10.30*           Series D. Preferred Stock Purchase Warrant between
                           the Registrant and Dominion Fund II, dated January
                           26, 1998. (10.33)
          10.31*(+)        License Agreement between the Registrant and
                           Billups-Rothenberg, Inc., dated as of March 18, 1998.
                           (10.34)



          10.32***         Rights Agreement dated as of November 17, 1998,
                           between the Company and BankBoston, N.A.
          10.33**(A)       Agreement between the Registrant and Daniel D.
                           Burgess, dated July 6, 1998. (10.35)
          10.34(++)        Collaborative Research and Development Agreement
                           between the Company and Hoechst Research and
                           Technology, dated December 3, 1998.
          23.1             Consent of Ernst & Young LLP, independent auditors.
          27.1             Financial Data Schedule.

      * Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-42791). Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.
      ** Incorporated by reference to Exhibit 10.35 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
      *** Incorporated by reference to Exhibit 4.1 of the Company's Registration
          Statement on Form 8-A, filed on November 24, 1998.
      (A) Indicates management compensatory plan on arrangement.
      (+) Confidential treatment has been granted for certain portions of these agreements.
      (++)Confidential treatment has been requested for certain portions of this agreement.

    (b)   Reports on Form 8-K

          On November 24, 1998, we filed a report on Form 8-K to disclose the Shareholder Rights Plan approved by the Board of Directors on November 17, 1998.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NANOGEN, INC.


Date:  March 24, 1999                        By:/s/   HOWARD C. BIRNDORF
                                                -------------------------------
                                                Howard C. Birndorf
                                                Chairman of the Board and
                                                Chief Executive Officer

    Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                      Title                                    Date
---------                                      -----                                    ----
/s/  HOWARD C. BIRNDORF                        Chairman of the Board and                March 24, 1999
------------------------------------           Chief Executive Officer
          Howard C. Birndorf                   (Principal Executive Officer)


/s/    TINA S. NOVA, PH.D.                     Director, President and                  March 24, 1999
------------------------------------           Chief Operating Officer
           Tina S. Nova, Ph.D.


/s/    DANIEL D. BURGESS                       Vice President, Chief Financial          March 24, 1999
------------------------------------           Officer (Principal Financial and
             Daniel D. Burgess                 Accounting Officer)

/s/        BROOK H. BYERS                      Director                                 March 24, 1999
------------------------------------
               Brook H. Byers


/s/        CAM L. GARNER                       Director                                 March 24, 1999
------------------------------------
               Cam L. Garner


/s/   DAVID G. LUDVIGSON                       Director                                 March 24, 1999
------------------------------------
          David G. Ludvigson


/s/     THOMAS G. LYNCH                        Director                                 March 24, 1999
------------------------------------
            Thomas G. Lynch

                                  NANOGEN, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Ernst & Young LLP, Independent Auditors....................      F-2

Consolidated Balance Sheets..........................................      F-3

Consolidated Statements of Operations................................      F-4

Consolidated Statements of Cash Flows................................      F-5

Consolidated Statements of Stockholders' Equity......................      F-6

Notes to Consolidated Financial Statements........................... F-7-F-15

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Nanogen, Inc.

We have audited the accompanying consolidated balance sheets of Nanogen, Inc., as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nanogen, Inc. at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                       ERNST & YOUNG LLP




San Diego, California
January 22, 1999

                                  NANOGEN, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      DECEMBER 31,
                                                                 ---------------------
                                                                    1998        1997
                                                                 ---------   ---------
                            ASSETS
Current assets:
  Cash and cash equivalents                                      $  62,245   $  19,498
  Receivables and other current assets                               2,933         700
                                                                 ---------   ---------
    Total current assets                                            65,178      20,198

Property and equipment, net                                          6,980       2,440
Restricted cash                                                        270         359
Other assets                                                           276         218
                                                                 ---------   ---------
                                                                 $  72,704   $  23,215
                                                                 ---------   ---------
                                                                 ---------   ---------


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $   1,066   $     597
  Accrued liabilities                                                1,433       1,009
  Deferred revenue                                                   3,065       1,012
  Current portion of capital lease obligations                       1,913         805
                                                                 ---------   ---------
    Total current liabilities                                        7,477       3,423

Capital lease obligations, less current portion                      4,176       1,193

Commitments                                                             --          --

Stockholders' equity:
  Convertible preferred stock, $.001 par value, 5,000,000 and
    15,500,000 shares authorized at December 31, 1998 and 1997, respectively; no shares and 13,683,865
    shares issued and outstanding at December 31,                       --          14
    1998 and 1997, respectively
  Common stock, $.001 par value, 50,000,000 and 40,000,000 shares authorized at December 31, 1998 and 1997, respectively;
    18,835,461 and 3,183,523 shares
    issued and outstanding at December 31, 1998 and                     19           3
    1997, respectively
  Additional paid-in capital                                       111,489      48,523
  Deferred compensation                                             (1,512)     (2,323)
  Notes receivable from officers                                    (1,514)     (1,129)
  Accumulated deficit                                              (47,431)    (26,489)
                                                                 ---------   ---------
Total stockholders' equity                                          61,051      18,599
                                                                 ---------   ---------
                                                                 $  72,704   $  23,215
                                                                 ---------   ---------
                                                                 ---------   ---------

                             See accompanying notes.

                                  NANOGEN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEARS ENDED DECEMBER 31,
                                                -----------------------------------
                                                   1998         1997         1996
                                                ---------    ---------     --------
Revenues:
  Sponsored research                            $   5,461    $   1,243     $     --
  Contract and grant revenue                        2,172        2,123        1,644
                                                ---------    ---------     --------
Total revenues                                      7,633        3,366        1,644

Operating expenses:
  Research and development                         23,002       11,769        6,931
  General and administrative                        6,420        3,910        2,427
  Acquired in-process technology                    1,193           --           --
                                                ---------    ---------     --------
Total operating expenses                           30,615       15,679        9,358
                                                ---------    ---------     --------

Loss from operations                              (22,982)     (12,313)      (7,714)

Equity in loss of joint venture                      (610)          --           --
Interest income (expense), net                      2,650          975          (64)
                                                ---------    ---------     ---------
Net loss                                        $ (20,942)   $ (11,338)    $ (7,778)
                                                ---------    ---------     ---------
                                                ---------    ---------     ---------

Net loss per share-- basic and diluted          $   (1.60)   $   (8.42)    $   (8.08)
                                                ---------    ---------     ---------
                                                ---------    ---------     ---------
Number of shares used in computing net loss
  per share-- basic and diluted                    13,097        1,347           963
                                                ---------    ---------     ---------
                                                ---------    ---------     ---------

                             See accompanying notes.

                                  NANOGEN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1998         1997          1996
                                                              --------     --------      --------
OPERATING ACTIVITIES:
  Net loss                                                    $(20,942)    $(11,338)     $ (7,778)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Acquisition of in-process technology                         1,193           --            --
    Equity in loss of joint venture                                610           --            --
    Net (gain)/loss from sale of property, plant &                 (13)          --            --
    equipment
    Depreciation and amortization                                1,168          527           351
    Interest expense converted into convertible                     --           --            20
    preferred stock
    Amortization of deferred compensation                        2,181          611            --
    Changes in operating assets and liabilities:
      Accounts payable                                             469          117           276
      Accrued liabilities                                          424         (414)        1,175
      Deferred revenue                                           2,053        1,012            --
      Receivables and other current assets                      (2,233)        (145)         (182)
                                                              --------     --------      --------
Net cash used in operating activities                          (15,090)      (9,630)       (6,138)

INVESTING ACTIVITIES:
  Purchase of equipment                                            (72)        (492)         (114)
  Proceeds from sale of assets                                      29           --            --
  Investment in joint venture                                     (610)          --            --
                                                              --------     --------      --------
Net cash used in investing activities                             (653)        (492)         (114)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Restricted cash                                                   89           50            56
  Principal payments on capital lease obligations               (1,561)        (670)         (427)
  Proceeds from capital lease financing                             --           --           593
  Issuance of notes payable to stockholders                         --           --         2,000
  Issuance of common stock                                      60,052          125            41
  Issuance of convertible preferred stock, net of                   43       13,525        16,448
  issuance costs
  Interest on notes receivable from officers                       (75)          (4)           (2)
  Other assets                                                     (58)        (181)           --
                                                              --------     --------      --------
Net cash provided by financing activities                       58,490       12,845        18,709
                                                              --------     --------      --------
Increase in cash and cash equivalents                           42,747        2,723        12,457
Cash and cash equivalents at beginning of year                  19,498       16,775         4,318
                                                              --------     --------      --------
Cash and cash equivalents at end of year                      $ 62,245     $ 19,498      $ 16,775
                                                              --------     --------      --------
                                                              --------     --------      --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                 $    466     $    225      $    188
                                                              --------     --------      --------
                                                              --------     --------      --------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Equipment acquired under capital leases                       $  5,652     $  1,159      $    404
                                                              --------     --------      --------
                                                              --------     --------      --------
Issuance of convertible preferred stock in exchange for
  cancellation of debt and related accrued interest           $     --     $     --      $  2,021
                                                              --------     --------      --------
                                                              --------     --------      --------
Common stock issued in exchange for notes receivables
  from officers                                               $    310     $  1,057      $     --
                                                              --------     --------      --------
                                                              --------     --------      --------
Issuance of convertible preferred stock and warrants in
  exchange for in-process technology                          $  1,193     $     --      $     --
                                                              --------     --------      --------
                                                              --------     --------      --------

Deferred compensation related to stock options                $  1,370     $  2,934      $     --
                                                              --------     --------      --------
                                                              --------     --------      --------



                             See accompanying notes.

                                  NANOGEN, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                     CONVERTIBLE
                                                   PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                                                  -----------------    ------------------     PAID-IN
                                                  SHARES     AMOUNT    SHARES      AMOUNT     CAPITAL
                                                  -------    ------    -------     ------    ----------
Balance at December 31, 1995                        5,814     $   6      1,331       $  1    $  12,347
  Issuance of common stock                             --        --        284          1           42
  Repurchase of common stock                           --        --        (16)        --           (2)
  Issuance of convertible preferred stock           4,971         5         --         --       18,464
  Exercise of stock option in exchange for
    notes receivable and accrued interest              --        --        233         --           35
  Net loss                                             --        --         --         --           --
                                                  -------     -----     ------       ----    ---------
Balance at December 31, 1996                       10,785        11      1,832          2       30,886
  Issuance of common stock                             --        --        207         --          129
  Repurchase of common stock                           --        --        (30)        --           (4)
  Issuance of convertible preferred stock           2,899         3         --         --       13,522
  Deferred compensation related to stock               --        --         --         --        2,934
  options
  Amortization of deferred compensation                --        --         --         --           --
  Exercise of stock options in exchange for
    notes receivable and accrued interest              --        --      1,175          1        1,056
  Net loss                                             --        --         --         --           --
                                                  -------     -----     ------       ----    ---------
Balance at December 31, 1997                       13,684        14      3,184          3       48,523
  Repurchase of common stock                           --        --       (123)        --         (103)
  Exercise of stock options                            --        --        115         --           91
  Sale of stock under employee stock purchase          --        --         27         --          108
  plan
  Issuance of common stock pursuant to
  exercise
    of warrants                                        --        --        413          1          130
  Issuance of convertible preferred stock             232        --         --         --        1,236
  Sale of common stock under initial public
    offering, net of expenses                          --        --      3,900          4       38,731
  Sale of common stock in private placement in
    conjunction with initial public offering           --        --      1,909          2       20,998
  Conversion of preferred stock upon the
    the completion of initial public offering     (13,916)      (14)     9,277          9            5
  Deferred compensation related to stock               --        --         --         --        1,370
  options
  Amortization of deferred compensation                --        --         --         --           --
  Exercise of stock options in exchange for
    notes receivable and accrued interest              --        --        133         --          400
  Net loss                                             --        --         --         --           --
                                                  -------     -----     ------       ----    ---------
Balance at December 31, 1998                           --     $  --     18,835       $ 19    $ 111,489
                                                  =======     =====     ======       ====    =========

                                                                      NOTES                        TOTAL
                                                                    RECEIVABLE                 STOCKHOLDERS'
                                                    DEFERRED           FROM       ACCUMULATED     EQUITY
                                                  COMPENSATION       OFFICERS       DEFICIT     (DEFICIT)
                                                  ------------      ----------   ------------  ------------
Balance at December 31, 1995                       $     --        $   (31)       $ (7,373)      $  4,950
  Issuance of common stock                               --             --              --             43
  Repurchase of common stock                             --             --              --             (2)
  Issuance of convertible preferred stock                --             --              --         18,469
  Exercise of stock option in exchange for
    notes receivable and accrued interest                --            (37)             --             (2)
  Net loss                                               --             --          (7,778)        (7,778)
                                                    -------        -------        --------       --------
Balance at December 31, 1996                             --            (68)        (15,151)        15,680
  Issuance of common stock                               --             --              --            129
  Repurchase of common stock                             --             --              --             (4)
  Issuance of convertible preferred stock                --             --              --         13,525
  Deferred compensation related to stock             (2,934)            --              --             --
  options
  Amortization of deferred compensation                 611             --              --            611
  Exercise of stock options in exchange for
    notes receivable and accrued interest                --         (1,061)             --             (4)
  Net loss                                               --             --         (11,338)       (11,338)
                                                    -------        -------        --------       --------
Balance at December 31, 1997                         (2,323)        (1,129)        (26,489)        18,599
  Repurchase of common stock                             --             90              --            (13)
  Exercise of stock options                              --             --              --             91
  Sale of stock under employee stock purchase            --             --              --            108
  plan
  Issuance of common stock pursuant to
  exercise
    of warrants                                          --             --              --            131
  Issuance of convertible preferred stock                --             --              --          1,236
  Sale of common stock under initial public
    offering, net of expenses                            --             --              --         38,735
  Sale of common stock in private placement in
    conjunction with initial public offering             --             --              --         21,000
  Conversion of preferred stock upon the
    the completion of initial public offering            --             --              --             --
  Deferred compensation related to stock             (1,370)            --              --             --
  options
  Amortization of deferred compensation               2,181             --              --          2,181
  Exercise of stock options in exchange for
    notes receivable and accrued interest                --           (475)             --            (75)
  Net loss                                               --             --         (20,942)       (20,942)
                                                    -------        -------        --------       --------
Balance at December 31, 1998                        $(1,512)       $(1,514)       $(47,431)      $ 61,051
                                                    -------        -------        --------       --------
                                                    -------        -------        --------       --------

                             See accompanying notes.

                                  NANOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND BUSINESS ACTIVITY

    Nanogen, Inc. ("Nanogen" or the "Company") was incorporated in California on November 6, 1991 as Nanophore, Inc. ("Nanophore"), a wholly-owned subsidiary of Nanotronics, Inc. ("Nanotronics"), and pursuant to a Plan of Corporate Separation and Reorganization, Nanophore issued shares of its common stock to the Nanotronics shareholders and commenced operations as Nanogen, Inc. on September 1, 1993. In November 1997, the Company reincorporated in Delaware. The Company was established to develop products in the area of medical diagnostics, biomedical research, genomics, genetic testing and drug discovery by combining advanced microelectronics with molecular biology.

    ACQUISITION OF NANOTRONICS, INC.

    In January 1998, the Company consummated an Agreement and Plan of Merger with Nanotronics, Inc. ("Nanotronics"), pursuant to which a wholly owned California subsidiary of the Company merged with and into Nanotronics. Upon the consummation of the merger, the Company issued approximately 200,000 shares of its Series D Convertible Preferred Stock at $6.00 per share in exchange for all of the outstanding shares of Nanotronics. This Series D Preferred Stock converted into 132,334 shares of common stock at the Company's initial public offering. The transaction has been accounted for using the purchase method. The operations and net assets of Nanotronics are not material to the Company's financial position or results of operations, but have been consolidated in the Company's financial statements since the date of acquisition. The technological feasibility of the acquired technology has not been established nor have alternative uses been identified, therefore, the purchase price of approximately $1.2 million has been allocated to acquired in-process technology and has been reflected as a charge in the Company's statement of operations.

    The following unaudited table shows the pro forma amounts as if the acquisition had occurred on January 1, 1997:

                                                            YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                              1998           1997
                                                        -------------    -------------
                   Revenue                                 $    7,667      $    3,699
                   Net loss                                $  (19,753)     $  (12,667)
                   Net loss per share - basic and          $    (1.51)     $    (9.40)
                   diluted

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and highly liquid investments which include debt securities with remaining maturities of three months or less when acquired.

    CONCENTRATION OF CREDIT RISK

    Cash and cash equivalents are financial instruments, which potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and modified to take advantage of trends in yields and interest rates. The Company has not experienced any material losses on its investments.

    All of the Company's investments are with financial institutions and organizations with strong credit ratings with maturities of ninety days or less when acquired.

    RESTRICTED CASH

    During 1994, the Company obtained an irrevocable standby letter of credit in the amount of $463,775 to secure its building lease. The letter of credit is secured by a certificate of deposit, which is shown as restricted cash in the accompanying balance sheet. The letter of credit is reduced by approximately $50,000 annually, and had a balance of approximately $263,775 at December 31, 1998.

    PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (5 years) using the straight-line method. Leasehold improvements are stated at cost and amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term.

    REVENUE RECOGNITION

    Contract, grant and sponsored research revenue are recorded as the costs and expenses to perform the research are incurred. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. Continuation of certain contracts, grants, and research agreements are dependent upon the company achieving specific contractual milestones.

    Contract and grant revenue from one customer amounted to approximately 10%, 45% and 70% of total revenues in 1998, 1997 and 1996, respectively. Contract and grant revenue from a second customer amounted to 7%, 13% and 23% in 1998, 1997 and 1996, respectively. Additionally, sponsored research (see
Note 10) was 72% and 37% of total revenue in 1998 and 1997, respectively.

    NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, SEGMENT INFORMATION. Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive loss was not different than net loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company operates in one business and operating segment and the adoption of SFAS No. 131 did not have an impact on the Company's financial statements.

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

    Recent interpretations by the Securities and Exchange Commission have altered the treatment of preferred stock previously included in computing certain earnings-per-share data. The Company previously considered convertible preferred stock as outstanding in pre-IPO periods from the date of the original issuance in computing earnings per share. To conform with the recent interpretations, the Company has revised its calculation of earnings per share for all pre-IPO periods to exclude the impact of convertible preferred shares.

    STOCK-BASED COMPENSATION

    As permitted by Statement of Financial Accounting Standards No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations ("APB 25"), in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is not less than the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from those estimates.

    STOCKHOLDERS' EQUITY

    In November 1997, the Company reincorporated in Delaware and established $.001 par value common and preferred stock. The accompanying financial statements have been retroactively reclassified to reflect the effects of the reincorporation.

    INITIAL PUBLIC OFFERING

    In April 1998, the Company completed an initial public offering (the "offering") of 3,900,000 shares of common stock, providing the Company with net proceeds of approximately $38.7 million. All outstanding shares of convertible preferred stock outstanding at April 13, 1998 automatically converted into 9,277,275 common shares upon the closing of the offering. Prior to the closing of the offering, the Company effected a 2-for-3 reverse stock split. All common stock share numbers have been retroactively adjusted to reflect this 2-for-3 stock split.

    Concurrently with the offering, the Company completed a private placement of 1,909,089 shares of its common stock to Becton, Dickinson and Company, Hoechst AG (through a subsidiary) and Elan Corporation, plc, resulting in net proceeds to the Company of $6.0 million, $10.0 million and $5.0 million, respectively.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                                                DECEMBER 31,
                                                                          -------------------------
                                                                             1998          1997
                                                                          ----------    -----------
                   Scientific equipment                                   $    3,130    $     2,059
                   Office furniture and equipment                              2,030            946
                   Leasehold improvements                                      4,141            646
                                                                          ----------    -----------
                                                                               9,301          3,651
                   Less accumulated depreciation and amortization             (2,321)        (1,211)
                                                                          ----------    -----------
                                                                          $    6,980    $     2,440
                                                                          ----------    -----------
                                                                          ----------    -----------

3.  ACCRUED LIABILITIES

    Accrued liabilities are comprised of the following (in thousands):

                                                                                DECEMBER 31,
                                                                          -------------------------
                                                                             1998          1997
                                                                          ----------    -----------
                   Accrued compensation                                   $      754    $       608
                   Other                                                         679            401
                                                                          ----------    -----------
                                                                          $    1,433    $     1,009
                                                                          ----------    -----------
                                                                          ----------    -----------

4.  COMMITMENTS

    LICENSING AND RESEARCH AGREEMENTS

    The Company is a party to licensing and research agreements with various entities whereby the Company is obligated to pay certain license fees and research funding. None of these agreements individually are considered material. Under some of these agreements, the Company may be required to pay royalties on future sales in the event that the Company incorporates the licensed technology in one or more of its potential commercial products.

    LEASES

    The Company leases its facilities and certain equipment under operating lease agreements that expire at various dates through 2005. The minimum annual rents are subject to specified annual rental increases. Rent expense was approximately $532,000, $461,000 and $443,000 in 1998, 1997, and 1996,
respectively.

    The Company leases certain equipment under capital lease obligations. Cost and accumulated amortization of equipment under capital lease were approximately $9,045,000 and $2,199,000 at December 31, 1998 and $3,365,000 and $1,142,000 at
December 31, 1997, respectively.

    Annual future minimum obligations for operating and capital leases as of December 31, 1998 are as follows (in thousands):

                                                                                       CAPITAL
                                                                          OPERATING     LEASE
                                                                           LEASES     OBLIGATIONS
                                                                         ----------  ------------
          1999                                                           $      599  $    2,506
          2000                                                                  612       2,284
          2001                                                                  626       1,837
          2002                                                                  651         419
          2003                                                                  677          --
          Thereafter                                                            882          --
                                                                         ----------  ----------
          Total minimum lease payments                                   $    4,047       7,046
                                                                         ----------
                                                                         ----------
          Less amount representing interest                                                 957
                                                                                     ----------
          Present value of future minimum capital lease obligations                       6,089
          Less amounts due in one year                                                    1,913
                                                                                     ----------
          Long term portion of capital lease obligations                             $    4,176
                                                                                     ----------
                                                                                     ----------

    As of December 31, 1998, the Company has approximately $1.4 million of available funding under equipment lease lines.

5.  RELATED PARTY TRANSACTIONS

    In November 1998 the Company entered into a Standstill Agreement and Right of First Negotiation (the "Agreement") with Graviton, Inc. ("Graviton"), granting the Company an exclusive period of time to negotiate a license to certain technologies licensed to and/or developed by Graviton. In exchange for the Agreement, the Company advanced to Graviton through a secured loan the sum of $500,000. If a license agreement is negotiated, the $500,000 loan will be creditable against any license fees due thereunder. Messrs. Birndorf and Byers, both directors of the Company, are also directors of and investors in Graviton. Additionally, Dr. Tina Nova, the Company's President and Chief Operating Officer, is the spouse of the president of Graviton, Dr. Michael Nova. Together, Messrs. Birndorf, Byers and Nova hold a controlling ownership interest in Graviton. Given the interrelationship among the parties, the Company's Board appointed a committee of disinterested Board members to evaluate this opportunity. After full disclosure of the above-referenced interrelationships, the Committee determined that it was in the best interests of the Company to proceed as outlined.

6.  STOCKHOLDERS' EQUITY

    CONVERTIBLE PREFERRED STOCK

    In December 1997, the Board of Directors authorized, following the offering, 5,000,000 shares of undesignated preferred stock at a par value of $.001. The Board of Directors has the authority, without further action by the stockholders, to issue from time to time the preferred stock in one or more series and to fix the number of shares, designations, preferences, powers, and relative, participating, optional or other special rights and the qualifications or restrictions thereof. At December 31, 1998, there was no preferred stock outstanding.

    WARRANTS

    At December 31, 1998, there were outstanding warrants to purchase an aggregate of 26,084 shares of common stock at exercise prices ranging from $.02 to $5.12 per share which expire at various dates through April 2000. Pursuant to the research and development collaboration agreement with Aventis Research and Technologies, an affiliate of Hoechst AG ("Aventis"), (see note
10), the Company will be issuing to Aventis a warrant to purchase 120,238 shares of common stock exercisable through March 2004 at an exercise price of $8.75 per share.

    STOCK OPTION PLANS

    Under the Company's 1993 Stock Option Plan, as amended in April 1995, 654,671 shares of common stock were reserved for issuance upon exercise of stock options granted by the Company. In April 1995, the Board of Directors adopted the 1995 Stock Option/Stock Issuance Plan under which 333,333 shares of common stock were reserved for issuance. In April 1996, an additional 650,000 shares of common stock were reserved for issuance under the 1995 Plan. The plans provide for the grant of stock options to officers, directors, and employees of, and consultants and advisors to, the Company.

    In August 1997, the Board of Directors adopted the 1997 Stock Incentive Plan, under which 1,641,341 shares of common stock were reserved for issuance upon exercise of stock options granted by the Company. In November 1997, an additional 600,000 shares were reserved for issuance under the 1997 Plan.

    The exercise price of incentive stock options to be granted under the stock option plans shall not be less than 100% of the fair value of such shares on the date of grant. The exercise price of nonqualified stock options to be granted under the plans shall not be less than 85% of the fair value of such shares on the date of grant. Options granted prior to April 13, 1998 (the date of the initial public offering) are generally exercisable immediately; however, options granted subsequent to the initial public offering are generally exercisable only as they vest. All shares granted under the Stock Option Plans generally vest at the rate of one fourth after one year and the remainder ratably over the remaining three years. Options granted have a term of up to ten years.

    As of December 31, 1998, 278,316 shares are available for future grant under the stock option plans. The following table summarizes stock option activity through December 31, 1998:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                                            EXERCISE
                                               NUMBER OF     PRICE PER      PRICE PER
                                                SHARES         SHARE          SHARE
                                               ---------   --------------   ---------
   Outstanding at December 31, 1995             114,532    $ .02 to $ .15    $ .15
     Granted                                    665,146       $ .15          $ .15
     Exercised                                 (516,830)      $ .15          $ .15
     Cancelled                                  (28,973)      $ .15          $ .15
                                             ----------
   Outstanding at December 31, 1996             233,875    $ .02 to $ .15    $ .15
     Granted                                  1,586,223    $ .38 to $ .90    $ .89
     Exercised                               (1,381,766)   $ .15 to $ .90    $ .86
     Cancelled                                  (21,616)   $ .15 to $ .90    $ .53
                                             ----------
   Outstanding at December 31, 1997             416,716    $ .02 to $ .90    $ .60
     Granted                                  1,344,874    $ 3.00 to $10.00  $ 4.48
     Exercised                                 (248,479)   $ .15 to $  3.00  $ 1.98
     Cancelled                                 (406,910)   $ .15 to $10.00   $ 6.23
                                             ----------
   Outstanding at December 31, 1998           1,106,201    $ .02 to $  5.00  $ 2.94
                                             ----------
                                             ----------

    As of December 31, 1998, 1,516,712 shares issued pursuant to early exercises of options or issuable under outstanding options were vested. The Company has the option to repurchase, at the original issue price, the unvested shares issued pursuant to early exercise of options in the event of termination of employment or engagement. At December 31, 1998, 1,089,707 shares issued under the stock option plans were subject to repurchase by the Company.

    On September 25, 1998, the Compensation Committee of the Board of Directors authorized a plan for certain option holders whereby each holder could have exchanged all of his or her current vested and unvested options on a one-for-one basis for new options priced at the market value as of September 25, 1998. An aggregate of 365,463 options at an average price of $6.69 were exchanged for options with an exercise price of $3.8125 per share. All of these replacement options vest based on the original grant date. None of the replacement options are exercisable until September 26, 1999, or under certain circumstances at an earlier date.

    All replacement options are included in grants and cancellations in the above summary of stock activity.

    The Company recognized an aggregate of $4,304,437 through April 13, 1998 as deferred compensation for the excess of the fair value for financial statement presentation purposes of the common stock issuable on exercise of such options over the exercise price. The deferred compensation expense is being recognized over the vesting period of the options. Compensation expense related to these options was $2,181,363 and $610,924 for the years ended December 31, 1998 and 1997, respectively.

    Following is a further breakdown of the options outstanding as of December 31, 1998:

                                                                                 WEIGHTED
                                             WEIGHTED                             AVERAGE
                                              AVERAGE    WEIGHTED                EXERCISE
                  RANGE OF                   REMAINING    AVERAGE                PRICE OF
                  EXERCISE        OPTIONS     LIFE IN    EXERCISE    OPTIONS      OPTIONS
                   PRICES       OUTSTANDING    YEARS       PRICE   EXERCISABLE  EXERCISABLE
                -------------   -----------  ---------   --------  -----------  -----------
                $ .02 - $ .15     119,213        5.75      $ .15     119,213       $ .15
                $ .38 - $ .90     156,327        8.62      $ .83     156,327       $ .83
                $3.00 - $3.99     723,657        9.51      $3.65     168,811       $3.03
                $4.00 - $5.00     107,004        9.95      $4.32           -       $   -
                $ .02 - $5.00   1,106,201        9.02      $2.94     444,351       $1.48

    Adjusted pro forma information regarding net loss is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes valuation model for option pricing with the following assumptions for 1998, 1997 and 1996: a risk-free interest rate of 5.75%, 6.5% and 6.5%, respectively, a dividend yield of zero; volatility factors of the expected market price of the Company's common stock of 65%, and a weighted average expected life of the option of five years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's adjusted pro forma information is as follows (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                              1998           1997           1996
                                                           ----------    ------------    ----------
                   Adjusted pro forma net loss             $  (21,379)   $    (11,383)   $   (7,781)
                   Adjusted pro forma net loss per         $    (1.63)   $      (8.45)   $    (8.08)
                   share

    The weighted average fair value of options granted during 1998, 1997 and 1996 was $2.68, $.24 and $.01 per share, respectively.

    The pro forma effect on net loss for 1998, 1997 and 1996 is not necessarily indicative of potential pro forma effects on results for future years.

    EMPLOYEE STOCK PURCHASE PLAN

    In November 1997, the Board of Directors approved the Employee Stock Purchase Plan (the "Purchase Plan") A total of 300,000 shares of common stock have been authorized for issuance under the Purchase Plan. The Purchase Plan permits eligible employees of the Company to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 15% of the participant's base salary subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning of the applicable "offering period" or the last day of the accumulation period. Each offering period is 24 months long, with new offering periods commencing every six months, and an accumulation period is six months in duration. During the year ended December 31, 1998, 26,783 shares were issued under the Purchase Plan.

    SHARES RESERVED FOR FUTURE ISSUANCE

    The following shares of common stock are reserved for future issuance at December 31, 1998:

                   Stock options                         1,384,517
                   Employee stock purchase plan            273,217
                   Warrants                                 26,084
                                                        ----------
                                                         1,683,818
                                                        ----------
                                                        ----------

    SHAREHOLDER RIGHTS PLAN

    In November 1998, the Company's Board of Directors adopted a Stockholder Rights plan which provides for a dividend of one Preferred Stock Purchase Right for each share of common stock to stockholders of record on November 30, 1998. Each Right will entitle stockholders to buy one one-thousandth of a share of Series A Participating Preferred Stock of the Company at an exercise price of $50.00, subject to antidilution adjustments. The Rights will become exercisable only if a person or group becomes the beneficial owner of 15% or more of the common stock, or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of common stock, which is not approved by the Company's Board of Directors. The Board of Directors is entitled to redeem the Rights at $0.01 per Right at any time prior to the public announcement of the existence of a 15% holder.

7.  401(K) PLAN

    The Company has a 401(k) defined contribution savings and retirement plan (the "Plan"). The Plan is for the benefit of all qualifying employees and permits employees voluntary contributions up to a maximum of 20% of base salary (as defined), subject to annual limits. The Board of Directors may, at its sole discretion, approve Company contributions. No such contributions have been made as of December 31, 1998.

8.  NOTES RECEIVABLE FROM OFFICERS AND EMPLOYEES

    The Company has advanced funds to certain officers in connection with various employment agreements with an outstanding balance of approximately $240,000 at December 31, 1998, which is included in other assets. These agreements provide for forgiveness of the advances over four-year periods. If an individual terminates the relationship with the Company, the unforgiven portion of the advances and any accrued interest are due and payable upon termination. These advances are secured by second trust deeds on the personal residence of the respective officer. In addition, there are notes receivable from certain officers totaling approximately $1.5 million related to stock purchase agreements. These notes are secured by shares of the Company's common stock owned by the individual.

9.  INCOME TAXES

    Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are shown below. A valuation allowance of $19,250,000, of which $7,971,000 relates to 1998, as of December 31, 1998 has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.

                                                               1998          1997
                                                           -----------  ------------
            Deferred tax assets:
              Net operating loss carryforwards             $    14,846  $      9,120
              Research and development credits                   2,350         1,146
              Capitalized research expenses                      1,981         1,050
              Other                                                308           114
                                                           -----------  ------------
            Total deferred tax assets                           19,485        11,430
            Valuation allowance for deferred tax assets        (19,250)      (11,279)
                                                           -----------  ------------
            Net deferred tax assets                                235           151
            Deferred tax liabilities:
              Depreciation                                        (235)         (151)
                                                           -----------  ------------
            Net deferred tax assets                        $        --  $         --
                                                           -----------  ------------
                                                           -----------  ------------

    At December 31, 1998, the Company has federal and California net operating loss carryforwards of approximately $41,383,000 and $6,298,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2006 unless previously utilized. The California tax loss carryforwards will continue to expire in 1999, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards of approximately $1,706,000 and $990,000, respectively, which will begin expiring in 2007 unless previously utilized.

    Under Sections 382 and 383 of the Internal Revenue Code, the annual use of the Company's net operating loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50% which occurred during 1995 and 1997. However, the Company does not believe such limitations will have a material impact upon the ultimate utilization of these carryforwards.

10.  SPONSORED RESEARCH AGREEMENTS

    BECTON, DICKINSON AND COMPANY

    In May 1997, Becton, Dickinson and Company and Nanogen entered into a Collaborative Research and Development Agreement to develop products utilizing Nanogen's technology to detect microbial agents causing infectious disease and to determine their antibiotic susceptibility or resistance (the "Prior R&D Agreement"). In connection with the Prior R&D Agreement, Nanogen entered into a Series D Preferred Stock Purchase Agreement with Becton Dickinson pursuant to which Becton Dickinson purchased 1,000,000 shares of Nanogen's Series D Preferred Stock for $6.0 million. In addition, Becton Dickinson agreed, pursuant to the stock purchase agreement, to purchase common stock worth an aggregate of $6.0 million, at the initial public offering price, upon the completion of the offering. This purchase was made as part of a private placement concurrent with the offering.

    As of October 1, 1997, Becton Dickinson and Nanogen entered into new agreements which superseded the Prior R&D Agreement. Pursuant to a Master Agreement entered into between the parties (the "Master Agreement"), Becton Dickinson and Nanogen agreed to form The Nanogen/Becton Dickinson Partnership, a Delaware general partnership (the "Partnership") to develop and commercialize certain products in the field of IN VITRO nucleic acid-based diagnostic and monitoring technologies. NanoVenture LLC, a Delaware limited liability company wholly-owned by Nanogen ("NanoVenture") and Becton Dickinson Venture LLC, a Delaware limited liability company wholly-owned by Becton Dickinson ("Becton Dickinson Venture"), are the general partners of the Partnership with (a) losses allocated in proportion to cash funding, (b) profits shared equally, and (c) distributions allocated 60% to Becton Dickinson Venture and 40% to NanoVenture until partner contributions are equalized and thereafter distributions shared equally. Pursuant to a General Partnership Agreement between NanoVenture and Becton Dickinson Venture, Becton Dickinson and Nanogen have contributed to the Partnership their respective rights under the Prior R&D Agreement, certain Intellectual Property Licenses and, as of December 31, 1998, cash in the aggregate of approximately $4.6 million, of which approximately $4.0 million was paid by Becton Dickinson and approximately $600,000 was paid by Nanogen. The amounts paid by Nanogen have been recorded as Nanogen's share of the joint venture's loss for the year ended December 31, 1998. The General Partnership Agreement also contemplates additional research funding aggregating approximately $17.7 million, of which $5.2 million is to be paid by Nanogen, during the period from January 1, 1999 through April 1, 2001, conditioned upon the achievement of certain milestones to be mutually agreed upon by the partners. There can be no assurances that the parties will agree to such milestones, and if agreed upon, there can be no assurances that these milestones will be achieved in a timely fashion, if at all. In addition to the above-described payments, Becton Dickinson and Nanogen have agreed to contribute certain additional amounts to fund marketing and manufacturing startup.

    Revenues are recognized under the agreements as expenses are incurred, and totaled approximately $2.5 million and $1.2 million for the years ended December 31, 1998 and 1997, respectively.

    HOECHST AG

    In December 1997, the Company entered into an agreement with Aventis Research and Technologies, an affiliate of Hoechst AG ("Aventis"), for an exclusive research and development collaboration and the establishment of a joint venture relating to new tools in molecular recognition and Nanogen's technology. Aventis also purchased common stock worth an aggregate of $10.0 million, at the offering price, in the private placement in April 1998.

    Revenue is recognized under the agreement as expenses are incurred, and totaled approximately $2.1 million for the year ended December 31, 1998. Funding received in advance of incurred expenses is recorded as deferred revenue until the expenses are incurred, and totaled $2.9 million at December 31, 1998.

    In December 1998, the Company entered into a Collaborative Research and Development Agreement which, among other things, extended the guaranteed term of the research program from two to three years. As a result of the signing of this agreement, the Company will be issuing to Aventis a warrant to purchase 120,238 shares of common stock exercisable through March 2004 at an exercise price of $8.75 per share.

    ELAN CORPORATION, PLC

    In December 1997, the Company entered into an agreement with Elan Corporation, plc ("Elan") for a non-exclusive research and development agreement for the development of genomics and gene expression research tools. Pursuant to the agreement, Elan purchased Company common stock worth an aggregate of $5.0 million, at the initial public offering price, in the private placement in April 1998.

    Revenue is recognized under the agreement as expenses are incurred, and totaled approximately $929,000 for the year ended December 31, 1998.

11. CONTRACT AND GRANT REVENUE

    In September 1998, the Company was awarded a contract by the Space and Naval Warfare Systems Center San Diego ("SSC San Diego") for the Defense Advance Research Projects Agency in an amount that could total in excess of $7 million over the next five years. The contract award which was made by SSC San Diego for the Defense Advance Research Projects Agency includes over $2 million to be paid during the first two years, and options to extend the program for up to an additional three years that would pay the Company up to an additional $4.8 million. The goal of the program is to create an advanced miniaturized lab for biological warfare defense applications.

    In July 1998, the Company received a grant of $500,000 from the National Institute of Justice. This grant was the Company's second grant awarded under the U.S. Department of Justice, Office of Justice Programs to enable the Company to continue its work in the development of a portable microchip array-based genetic detector for rapid forensic DNA testing and identification at the crime scene.