Form 10-Q
period 1999-03-31
NANOGEN INC
filed 1999-05-13
CIK 1030339

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ----------

                        COMMISSION FILE NUMBER 000-23541

                                   NANOGEN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                            33-0489621
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

      10398 PACIFIC CENTER COURT, SAN DIEGO, CA                 92121
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

AS OF MAY 10, 1999, 18,836,341 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                  NANOGEN, INC.
                                    FORM 10-Q
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets at March 31, 1999
              and December 31, 1998...........................................3

            Consolidated Statements of Operations for the Three
              Months ended March 31, 1999 and 1998............................4

            Consolidated Statements of Cash Flows for the Three
              Months ended March 31, 1999 and 1998............................5

            Notes to Consolidated Financial Statements........................6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........15


PART II:    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds.........................17

Item 6.     Exhibits and Reports on Form 8-K..................................17

SIGNATURES....................................................................18

EXHIBIT INDEX.................................................................19

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                  NANOGEN, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             MARCH 31,           DECEMBER 31,
                                                                                1999                 1998
                                                                          -----------------     -------------
                                                                           (unaudited)
                                 ASSETS

Current assets:
  Cash and cash equivalents                                               $   55,817            $   62,245
  Receivables and other current assets                                         3,088                 2,933
                                                                          --------------        -------------
Total current assets                                                          58,905                65,178

Property and equipment, net                                                    6,986                 6,980
Restricted cash                                                                  273                   270
Other assets                                                                     226                   276
                                                                          --------------        -------------
                                                                          $   66,390            $   72,704
                                                                          --------------        -------------
                                                                          --------------        -------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $    1,436            $    1,066
  Accrued liabilities                                                          1,444                 1,433
  Deferred revenue                                                             2,306                 3,065
  Due to joint venture                                                           660                     -
  Current portion of capital lease obligations                                 2,092                 1,913
                                                                          --------------        -------------
Total current liabilities                                                      7,938                 7,477

Capital lease obligations, less current portion                                3,954                 4,176

Stockholders' equity:
  Convertible preferred stock, $.001 par value, 5,000,000
   shares authorized; no shares issued and outstanding at
   March 31, 1999 and December 31, 1998                                            -                     -

  Common stock, $.001 par value, 50,000,000 shares authorized;
   18,833,539 and 18,835,461 shares issued and outstanding
   at March 31, 1999 and December 31, 1998, respectively                          19                    19
  Additional paid-in capital                                                 111,503               111,489
  Deferred compensation                                                       (1,208)               (1,512)
  Notes receivable from officers                                              (1,526)               (1,514)
  Accumulated deficit                                                        (54,290)              (47,431)
                                                                          --------------        -------------
Total stockholders' equity                                                    54,498                61,051
                                                                          --------------        -------------
                                                                          $   66,390            $   72,704
                                                                          --------------        -------------
                                                                          --------------        -------------

                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------------
                                                                 1999              1998
                                                           --------------     --------------
Revenues:
  Sponsored research                                          $  1,353           $    885
  Contract and grant revenue                                       577                547
                                                           --------------     --------------
Total revenues                                                   1,930              1,432

Operating expenses:
  Research and development                                       6,860              4,646
  General and administrative                                     1,837              1,470
  Acquired in-process technology                                     -              1,193
                                                           --------------     --------------
Total operating expenses                                         8,697              7,309
                                                           --------------     --------------
Loss from operations                                            (6,767)            (5,877)

Interest income (expense), net                                     568                159
Equity in income (loss) of joint venture                          (660)                 -
                                                           --------------     --------------
Net loss                                                      $ (6,859)          $ (5,718)
                                                           --------------     --------------
                                                           --------------     --------------

Net loss per share -
  basic and diluted                                           $  (0.38)          $  (3.25)
                                                           --------------     --------------
                                                           --------------     --------------

Number of shares used in computing
  net loss per share - basic and diluted                        17,846              1,762
                                                           --------------     --------------
                                                           --------------     --------------

                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                          -----------------------------------
                                                                              1999                  1998
                                                                          --------------        -------------
Cash flows from operating activities:
Net loss                                                                    $ (6,859)             $ (5,718)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Acquisition of in-process technology                                             -                 1,193
  Depreciation and amortization                                                  419                   174
  Amortization of deferred compensation                                          304                   823
  Equity in loss of joint venture                                                660                     -
  Changes in operating assets and liabilities:
    Accounts payable                                                             370                  (162)
    Accrued liabilities                                                           11                  (136)
    Deferred revenue                                                            (759)                  793
    Receivables and other current assets                                         (69)                 (173)
                                                                          --------------        -------------
Net cash used in operating activities                                         (5,923)               (3,206)

Cash flows from investing activities:
Purchase of equipment                                                            (30)                    -
                                                                          --------------        -------------
Net cash used in investing activities                                            (30)                    -

Cash flows from financing activities:
Restricted cash                                                                   (3)                   (5)
Principal payments on capital lease obligations                                 (474)                 (297)
Issuance of common stock                                                          14                    75
Interest on notes receivable from officers                                       (12)                   (1)
Other assets                                                                       -                  (484)
                                                                          --------------        -------------
Net cash used in financing activities                                           (475)                 (712)

Decrease in cash and cash equivalents                                         (6,428)               (3,918)
Cash and cash equivalents at beginning of period                              62,245                19,498
                                                                          --------------        -------------
Cash and cash equivalents at end of period                                  $ 55,817              $ 15,580
                                                                          --------------        -------------
                                                                          --------------        -------------

Supplemental disclosure of cash flow information:
    Interest paid                                                          $     150            $       76
                                                                          --------------        -------------
                                                                          --------------        -------------

Supplemental schedule of noncash investing and financing activities:
    Equipment acquired under capital leases                                $     395             $   1,643
                                                                          --------------        -------------
                                                                          --------------        -------------
    Common stock issued in exchange for notes
      receivable from officers                                            $        -             $     310
                                                                          --------------        -------------
                                                                          --------------        -------------
    Issuance of convertible preferred stock and
      warrants in exchange for in-process technology                      $        -              $  1,193
                                                                          --------------        -------------
                                                                          --------------        -------------

                             See accompanying notes.

                                  NANOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of March 31, 1999, consolidated statements of operations for the three months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 1999 shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

    For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 included in the Nanogen, Inc. Form 10-K filed with the Securities and Exchange Commission.

    NET LOSS PER SHARE

    The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period and dilutive potential common shares outstanding. Due to the losses incurred by the Company during the three months ended March 31, 1999 and 1998, common stock equivalents resulting from the assumed exercise of outstanding stock options and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. In addition, based on interpretations by the Securities and Exchange Commission with respect to the treatment of preferred stock in computing certain earnings-per-share data, the Company has excluded preferred stock and preferred stock equivalents from the common stock equivalents calculation for the three months ended March 31, 1998.

2.  BECTON, DICKINSON AND COMPANY PARTNERSHIP

    The Company is collaborating with Becton, Dickinson and Company ("Becton Dickinson") to develop and commercialize products in the field of IN VITRO nucleic acid-based diagnostic and monitoring technologies. Pursuant to a Master Agreement entered into between the two parties, Becton Dickinson and Nanogen agreed to form The Nanogen/Becton Dickinson Partnership (the "Partnership"). Pursuant to a General Partnership Agreement, Becton Dickinson and Nanogen have contributed to the Partnership their respective rights under a Collaborative Research and Development Agreement established in May 1997, certain Intellectual Property Licenses and, as of March 31, 1999 cash in the amount in aggregate of approximately $4.6 million, of which approximately $4.0 million was paid by Becton Dickinson and approximately $600,000 was paid by Nanogen. In addition, at March 31, 1999, approximately $2.6 million was due to the Partnership, of which approximately $2.0 million was due from Becton Dickinson and $660,000 was due from Nanogen. The amount due to the Partnership by Nanogen has been recorded as Nanogen's share of the joint venture's loss for the three months ended March 31, 1999. The General Partnership Agreement also contemplates additional research funding aggregating approximately $14.0 million, of which $4.3 million is to be paid by Nanogen, during the period from April 1, 1999 through April 1, 2001, conditioned upon the achievement of milestones to be mutually agreed upon by the partners. There can be no assurances that the parties will agree to such milestones, and if agreed upon, there can be no assurances that these milestones will be achieved in a timely fashion, if at all. In addition to the above-described payments, Becton Dickinson and Nanogen have agreed to contribute additional amounts to fund marketing and manufacturing startup.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties that could cause our actual results to vary materially from those reflected in the forward-looking statements. Words such as "believes," "anticipates," "plans," "estimates," "future," "could," "may," "should," "expect," "envision," "potentially," variations of such words and similar expressions are intended to identify such forward-looking statements. Factors that could cause or contribute to these differences include those discussed below under the caption "Factors that May Affect Results" and elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

OVERVIEW

    Since commencing operations in 1993, we have applied substantially all of our resources to our research and development programs. We have incurred losses since inception and, as of March 31, 1999, had an accumulated deficit of approximately $54.3 million. We expect to incur significant losses over at least the next several years as we expand our research and product development efforts and attempt to commercialize our products.

    We currently have no products available for sale and no revenues have been generated from the sale of products arising out of our technology. We anticipate our main sources of revenues during at least 1999 will be payments from contracts, grants and sponsored research. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including the achievement of milestones under our collaborative agreements, whether and when new products are successfully developed and introduced by us or our competitors, and market acceptance of products under development. Payments under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS

    REVENUES. For the three months ended March 31, 1999, revenue from sponsored research totaled approximately $1.4 million, compared to approximately $885,000 for the three months ended March 31, 1998. Revenues are recorded under these arrangements as expenses are incurred. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. Sponsored research revenue recognized during the three months ended March 31, 1999 was earned in connection with our joint venture collaboration with Becton Dickinson, our research and development agreement with Aventis Research and Technology ("Aventis," an affiliate of Hoechst AG), and our nonexclusive research and development agreement with Elan Corporation, plc. For the three months ended March 31, 1998, sponsored research revenue was recognized in connection with our joint venture with Becton Dickinson and our research and development agreement with Aventis.

    Revenue from contracts and grants totaled approximately $577,000 for the three months ended March 31, 1999, compared to approximately $547,000 for the three months ended March 31, 1998. The Company funds some of its research and development efforts through contracts and grants awarded by various federal and state agencies. Revenue was recognized under six such contracts and grants for the three months ended March 31, 1999 as compared to five such contracts and grants for the same period in 1998. Revenues are recognized under these contracts and grants as expenses are incurred.

    Continuation of sponsored research agreements, contracts and grants is dependent upon us achieving specific contractual milestones. The recognition of revenue under sponsored research agreements, contracts and grants may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to approximately $6.9 million for the three months ended March 31, 1999, from approximately $4.6 million for the three months ended March 31, 1998. Research and development expenses include salaries, lab supplies, consulting, travel, facilities, product design and prototype development, and other expenditures relating to research and product development. The increase in research and development expenditures in the first quarter of 1999, compared to the first quarter of 1998, can be primarily attributed to costs associated with the development of engineering prototypes as we move toward commercialization of our first product. Additionally, the increases from year to year are attributable to the continued growth of research and product development efforts, including hiring of additional scientific, engineering and operations personnel, increased purchases of laboratory supplies, equipment and services to support the sponsored research programs with Becton Dickinson, Aventis and Elan, and expansion of research and development facilities. We expect research and development spending to increase over the next several years as our research and product development efforts continue to expand.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled approximately $1.8 million for the three months ended March 31, 1999, compared to approximately $1.5 million for the three months ended March 31, 1998. This increase was principally due to increased legal costs associated with enhancing and maintaining the Company's intellectual property portfolio, the expansion of activities related to marketing the Company's potential products, and to increased costs associated with operating as a public company. The increase was partially offset by a decrease in deferred compensation expense recognized in the first three months of 1999 compared to what was recorded during the same period in 1998. Deferred compensation represents the excess of the fair value for financial statement presentation purposes over the exercise price for common stock issuable on exercise of stock options. General and administrative expenses are expected to continue to increase as we continue to expand our sales and marketing and general and administrative organizations and as we continue to enhance our intellectual property portfolio.

    ACQUIRED IN-PROCESS TECHNOLOGY. During the first quarter of 1998, the Company issued 200,000 shares of its Series D Convertible Preferred Stock at $6.00 per share in exchange for all of the outstanding shares of Nanotronics, Inc.. This Series D Preferred Stock converted into 132,334 shares of common stock at the Company's initial public offering. The in-process technology which was acquired relates generally to nanotechnology and molecular electronics. Nanotronics' research is currently partially funded through government contracts from the Information Directorate of the United States Air Force Research Laboratory. We recorded $1.2 million in expenses relating to acquired in-process technology during the quarter ended March 31, 1998,

    INTEREST INCOME (EXPENSE), NET. The Company had net interest income of approximately $568,000 for the three months ended March 31, 1999, compared to net interest income of approximately $159,000 for the three months ended March 31, 1998. The significant increase in interest income can be attributed to larger cash balances resulting from net proceeds received upon the completion of our initial public offering and concurrent private placement of equity securities in April 1998. The increase in interest income was partially offset by higher interest expense during the three months ended March 31, 1999, due to greater amounts of equipment under capital leases in 1999 than in 1998.

    EQUITY IN LOSS OF JOINT VENTURE. The Company recognized a loss of approximately $660,000 for the three months ended March 31, 1999 from the joint venture with Becton Dickinson, based on the loss allocation described in the Partnership Agreement stating that losses will be allocated in proportion to and not to exceed required cash contributions. There was no loss recorded for the three months ended March 31, 1998, as no cash contributions were required to be made by us to the joint venture during that period.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations to date primarily through private placements of equity securities totaling approximately $65.1 million , as well as through our initial public offering in April 1998 which generated net proceeds of approximately $38.7 million.

    To date we have funded most of our equipment acquisitions and leasehold improvements through capital leasing facilities. During the first quarter of 1999, we received proceeds from equipment financing of approximately $395,000. This compares to $1.6 million received for equipment acquisitions and leasehold improvements during the same period in 1998 which was primarily related to the expansion of our research and administrative facility.

We anticipate that we will continue to use capital equipment leasing or debt facilities to fund most of our equipment acquisitions and leasehold improvements.

    Net cash used in operating activities was approximately $5.3 million and $3.2 million for the three months ended March 31, 1999 and 1998, respectively. Cash used for operations was primarily related to costs associated with the support of our expanding operations, including higher personnel costs, product development costs, and legal fees relating to establishing and maintaining our intellectual property rights.

    At March 31, 1999, we had approximately $55.8 million in cash and cash equivalents. We expect that our existing capital resources, combined with anticipated revenues from potential product sales, sponsored research agreements, contracts and grants will be sufficient to support our planned operations into the year 2001. This estimate of the period for which we expect our available sources of liquidity to be sufficient to meet our capital requirements is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. Our future liquidity and capital funding requirements will depend on numerous factors including, but not limited to, the extent to which our products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding our potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to our business, the results of clinical trials, competitive developments, and our ability to maintain existing collaborations and to enter into additional collaborative arrangements. We have incurred negative cash flow from operations since inception and do not expect to generate positive cash flow to fund our operations for at least the next several years. We may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities and expand our sales and marketing efforts to support the commercialization of our products under development. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

YEAR 2000 ISSUES

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

    Since no significant issues have arisen based on our preliminary assessments, we have not yet developed a contingency plan to address any material Year 2000 issues. A contingency plan, if required, will be developed immediately upon completion of our assessment. While we continue to believe that the Year 2000 matters discussed above will not have a materially adverse impact on our business, financial condition or results of operations, it is not possible to determine with certainty whether or to what extent we may be affected. We have not yet developed a reasonably likely worst case scenario with respect to Year 2000 problems we may encounter.

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

    We may be materially and adversely affected if:

     --   A partner develops competitive technologies;

     -- We are precluded from entering into competitive arrangements with other potential partners;

     -- Disputes arise over ownership rights to any intellectual property, know-how or technologies developed with a partner; or

     -- An agreement is terminated early, or by a failure by a partner to devote sufficient resources to the development and commercialization of our products.

    We currently have agreements with Becton Dickinson, Hoechst (through a subsidiary) and Elan that contemplate the commercialization of products resulting from research and development collaboration agreements between the parties. These collaborations may not be successful.

OUR HISTORY OF LOSSES AND OUR ANTICIPATION OF FUTURE LOSSES MAY ADVERSELY AFFECT US

    At March 31, 1999, we had an accumulated deficit of approximately $54.3 million. We anticipate that we will continue to incur operating losses for at least the next several years. We may never attain profitability or become profitable on a quarterly or annual basis in the future. We currently have no products available for sale and to date no revenues have been generated from commercialization of products arising out of our technology.

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

    If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds by entering into collaborative agreements or other arrangements on less favorable terms. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on us. Our liquidity and capital funding requirements will depend on numerous factors, including:

     -- The extent to which our products under development are successfully developed and gain market acceptance;

     --   The timing of regulatory actions regarding our potential products;

     -- The costs and timing of expansion of sales, marketing and manufacturing activities;

     --   Prosecution and enforcement of patents important to our business;

     -- The results of clinical trials, competitive developments, and our ability to enter into additional collaborative arrangements.

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

COMPETING TECHNOLOGIES MAY ADVERSELY AFFECT US

    We expect to encounter intense competition from a number of companies that offer products in our targeted application areas. We anticipate that our competitors in these areas will include:

     -- Health care companies that manufacture laboratory-based tests and analyzers,

     --   Diagnostic and pharmaceutical companies, and

     --   Companies developing drug discovery technologies.

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

    Noncompliance with applicable FDA requirements can result in:

     -- Administrative sanctions or judicially imposed sanctions such as injunctions,

     --   Civil penalties, recall or seizure of products,

     -- Total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices,

     --   Withdrawal of marketing clearances or approvals, and

     --   Criminal prosecution.

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

    If we or any of our contract manufacturers encounter manufacturing difficulties, including:

     --   The ability to scale up manufacturing capacity,

     --   Production yields,

     --   Quality control and assurance, or

     --   Shortages of components or qualified personnel,

it could have a material adverse effect on us.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments have maturities of ninety days or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

                                  NANOGEN, INC.
                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  Not applicable.

     (b)  Not applicable.

     (c)  Not applicable.

     (d) On April 13, 1998, our Registration Statement on Form S-1 (File No. 333-42791) was declared effective by the Securities and Exchange Commission (the "IPO Registration Statement"). The IPO Registration Statement registered a total of 3,900,000 shares of common stock, all of which were issued and sold by us (the "Offering") upon the termination of the Offering in April 1998. The Offering was led by a group consisting of Morgan Stanley Dean Witter, Lehman Brothers and SBC Warburg Dillion Read Inc. The shares sold by us were sold at an aggregate offering price of $42.9 million, netting proceeds of approximately $38.7 million to us after underwriting fees of approximately $3.0 million and other offering expenses of approximately $1.2 million. None of these fees and expenses was paid to any director, officer, or 10% or greater stockholder of the Company or an affiliate of these persons.

          Since the effective date of the IPO Registration Statement, the net offering proceeds have been applied to the following uses in the following approximate amounts:

               Repayment of indebtedness               $  1,753,000
               Working capital                         $ 20,550,000
               Temporary investments                   $ 16,397,000

          The temporary investments specified above consist primarily of highly liquid investments which include marketable debt securities of financial institutions and corporations with strong credit ratings with maturities of ninety days or less when acquired. None of the payments noted above have been paid to any director, officer, or 10% or greater stockholder of the Company or an affiliate of these persons.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1    Financial Data Schedule.

     (b)  Reports on Form 8-K

          No Reports on Form 8-K were filed during the three months ended March 31, 1999.

                                  NANOGEN, INC.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                             NANOGEN, INC.



      DATE          MAY 13, 1999              /s/ HOWARD C. BIRNDORF
              ------------------------       ----------------------------------
                                             HOWARD C. BIRNDORF
                                             CHAIRMAN OF THE BOARD AND CHIEF
                                             EXECUTIVE OFFICER
                                             (PRINCIPAL EXECUTIVE OFFICER)



      DATE          MAY 13, 1999              /s/ DANIEL D. BURGESS
              ------------------------       ----------------------------------
                                             DANIEL D. BURGESS
                                             VICE PRESIDENT, CHIEF FINANCIAL
                                             OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER)

                                  NANOGEN, INC.
                                  EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION                               PAGE
27.1        Financial Data Schedule.............................................20
