Form 10-Q
period 1999-06-30
NANOGEN INC
filed 1999-07-30
CIK 1030339

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

           [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


                                 (858) 410-4600
              (Registrant's telephone number, including area code)


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


AS OF JULY 21, 1999, 18,871,077 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                  NANOGEN, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                                   PAGE
                                                                                                   ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Balance Sheets at June 30, 1999
                    and December 31, 1998...........................................................3

                  Consolidated Statements of Operations for the Three and
                    Six Months ended June 30, 1999 and 1998.........................................4

                  Consolidated Statements of Cash Flows for the Three and
                    Six Months ended June 30, 1999 and 1998.........................................5

                  Notes to Consolidated Financial Statements........................................6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............................................7

Item 3.           Quantitative and Qualitative Disclosures About Market Risk........................14


PART II:          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.........................................16

Item 4.           Submission of Matters to a Vote of Security Holders...............................16

Item 6.           Exhibits and Reports on Form 8-K..................................................17

SIGNATURES..........................................................................................18

EXHIBIT INDEX.......................................................................................19


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                  NANOGEN, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              JUNE 30,           DECEMBER 31,
                                                                                1999                 1998
                                                                          -----------------     ----------------
                                                                           (unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                               $   48,304            $   62,245
  Receivables and other current assets                                         3,442                 2,933
                                                                          --------------        -------------
Total current assets                                                          51,746                65,178

Property and equipment, net                                                    6,911                 6,980
Restricted cash                                                                  277                   270
Other assets                                                                     226                   276
                                                                          --------------       --------------
                                                                          $   59,160            $   72,704
                                                                          ==============        =============


                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                                        $    1,071            $    1,066
  Accrued liabilities                                                          1,828                 1,433
  Deferred revenue                                                             2,053                 3,065
  Current portion of capital lease obligations                                 2,088                 1,913
                                                                          --------------        -------------
Total current liabilities                                                      7,040                 7,477

Capital lease obligations, less current portion                                3,831                 4,176

Stockholders' equity:
  Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 1999
    and December 31, 1998                                                          -                     -

  Common stock, $.001 par value, 50,000,000 shares authorized;
    18,870,382 and 18,835,461 shares issued and outstanding
    at June 30, 1999 and December 31, 1998, respectively                          19                    19
  Additional paid-in capital                                                 111,603               111,489
  Deferred compensation                                                         (951)               (1,512)
  Notes receivable from officers                                              (1,559)               (1,514)
  Accumulated deficit                                                        (60,823)              (47,431)
                                                                          --------------        -------------
Total stockholders' equity                                                    48,289                61,051
                                                                          --------------        -------------
                                                                          $   59,160            $   72,704
                                                                          ==============        =============


                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                   -------------------------------    -------------------------------
                                                       1999             1998              1999             1998
                                                   --------------   --------------    --------------   --------------
Revenues:
  Sponsored research                                  $  1,566          $  1,387          $  2,919         $  2,272
  Contract and grant revenue                               639               550             1,216            1,097
                                                   --------------   --------------    --------------   --------------
Total revenues                                           2,205             1,937             4,135            3,369

Operating expenses:
  Research and development                               6,776             5,066            13,636            9,712
  General and administrative                             2,160             1,482             3,997            2,952
  Acquired in-process technology                             -                 -                 -            1,193
                                                   --------------   --------------    --------------   --------------
Total operating expenses                                 8,936             6,548            17,633           13,857
                                                   --------------   --------------    --------------   --------------
Loss from operations                                    (6,731)           (4,611)          (13,498)         (10,488)

Interest income (expense), net                             503              805              1,071              964
Loss on disposition of fixed assets                        (30)               -                (30)               -
Equity in loss of joint venture                           (275)               -               (935)               -
                                                   --------------   --------------    --------------   --------------
Net loss                                              $ (6,533)        $ (3,806)         $ (13,392)        $ (9,524)
                                                   ==============   ==============    ==============   ==============

Net loss per share -
  basic and diluted                                   $  (0.36)        $  (0.25)         $  (0.75)        $  (1.11)
                                                   ==============   ==============    ==============   ==============

Number of shares used in computing
  net loss per share - basic and diluted                18,073           15,346            17,960            8,584
                                                   ==============   ==============    ==============   ==============


                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                SIX MONTHS ENDED JUNE 30,
                                                                          --------------------------------------
                                                                               1999                   1998
                                                                          --------------        ----------------
Cash flows from operating activities:
Net loss                                                                   $ (13,392)             $ (9,524)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Acquisition of in-process technology                                             -                 1,193
  Depreciation and amortization                                                  833                   411
  Amortization of deferred compensation                                          561                 1,378
  Loss on dispositon of fixed assets, net                                         30                     -
  Equity in loss of joint venture                                                935                     -
  Changes in operating assets and liabilities:
    Accounts payable                                                               5                   706
    Accrued liabilities                                                          395                   216
    Deferred revenue                                                          (1,012)                  611
    Receivables and other current assets                                        (423)               (1,167)
                                                                          --------------        -------------
Net cash used in operating activities                                        (12,068)               (6,176)

Cash flows from investing activities:
Purchase of equipment                                                            (34)
Investment in joint venture                                                     (935)                    -
                                                                          --------------        -------------
Net cash used in investing activities                                           (969)                    -

Cash flows from financing activities:
Restricted cash                                                                   (7)                  (10)
Principal payments on capital lease obligations                                 (966)                 (617)
Issuance of common stock, net of repurchases                                     114                60,077
Interest on notes receivable from officers                                       (45)                  (31)
Other assets                                                                       -                   (58)
                                                                          --------------        -------------
Net cash provided by (used in) financing activities                             (904)               59,361

Increase/(decrease) in cash and cash equivalents                             (13,941)               53,185
Cash and cash equivalents at beginning of period                              62,245                19,498
                                                                          --------------        -------------
Cash and cash equivalents at end of period                                  $ 48,304              $ 72,683
                                                                          ==============        =============

Supplemental disclosure of cash flow information:
    Interest paid                                                         $      306            $      187
                                                                          ==============        =============

Supplemental schedule of noncash investing and financing activities:
    Equipment acquired under capital leases                                $     760             $   4,457
                                                                          ==============        =============
    Common stock issued in exchange for notes
      receivable from officers                                            $          -          $      310
                                                                          ==============        =============
    Issuance of convertible preferred stock and
      warrants in exchange for in-process technology                      $          -           $   1,193
                                                                          ==============        =============


                             See accompanying notes.

                                  NANOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of June 30, 1999, consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 1999 shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

    For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 included in the Nanogen, Inc. Form 10-K filed with the Securities and Exchange Commission.

    NET LOSS PER SHARE

    The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period and dilutive potential common shares outstanding. Weighted average common shares outstanding during the period does not include shares issued pursuant to the exercise of stock options prior to vesting. Due to the losses incurred by the Company during the three and six months ended June 30, 1999 and 1998, common stock equivalents resulting from the assumed exercise of outstanding stock options and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

2.  BECTON, DICKINSON AND COMPANY PARTNERSHIP

    The Company is collaborating with Becton, Dickinson and Company ("Becton Dickinson") to develop and commercialize products in the field of IN VITRO nucleic acid-based diagnostic and monitoring technologies. Pursuant to a Master Agreement entered into between the two parties, Becton Dickinson and Nanogen agreed to form The Nanogen/Becton Dickinson Partnership (the "Partnership"). Pursuant to a General Partnership Agreement, Becton Dickinson and Nanogen have contributed to the Partnership their respective rights under a Collaborative Research and Development Agreement established in May 1997, certain Intellectual Property Licenses and, as of June 30, 1999 cash in the amount in aggregate of approximately $8.3 million, of which approximately $6.8 million was paid by Becton Dickinson and approximately $1.5 million was paid by Nanogen. The amounts paid by Nanogen during the six months ended June 30, 1999 have been recorded as Nanogen's share of the joint venture's loss for that period. The General Partnership Agreement also contemplates additional research funding aggregating up to approximately $12.9 million, of which up to $4.0 million is to be paid by Nanogen, during the period from July 1, 1999 through April 1, 2001, conditioned upon the achievement of milestones to be mutually agreed upon by the partners. There can be no assurances that the parties will agree to such milestones, and if agreed upon, there can be no assurances that these milestones will be achieved in a timely fashion, if at all. In July 1999, Nanogen and Becton Dickinson announced that scheduled program objectives for the first half of 1999 had been achieved. In addition to the above-described payments, Becton Dickinson and Nanogen have agreed to contribute additional amounts to fund marketing and manufacturing startup.

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

OVERVIEW

    Since commencing operations in 1993, we have applied substantially all of our resources to our research and development programs. We have incurred losses since inception and, as of June 30, 1999, had an accumulated deficit of approximately $60.8 million. We expect to incur significant losses over at least the next several years as we expand our research and product development efforts and attempt to commercialize our products.

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

RESULTS OF OPERATIONS

    REVENUES. For the three and six months ended June 30, 1999, revenue from sponsored research totaled approximately $1.6 million and $2.9 million, compared to approximately $1.4 million and $2.3 million for the three and six months ended June 30, 1998, respectively. Revenues are recorded under these arrangements as expenses are incurred. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. Sponsored research revenue recognized during the three and six months ended June 30, 1999 and 1998, was earned in connection with our joint venture collaboration with Becton Dickinson, our research and development agreement with Aventis Research and Technology ("Aventis", an affiliate of Hoechst AG), and our nonexclusive research and development agreement with Elan Corporation, plc ("Elan"). As of June 30, 1999, Nanogen and Elan have not yet agreed upon specific program objectives with respect to the nonexclusive research and development agreement.

    Revenue from contracts and grants totaled approximately $639,000 and $1.2 million for the three and six months ended June 30, 1999, compared to approximately $550,000 and $1.1 million for the three and six months ended June 30, 1998. The Company funds some of its research and development efforts through contracts and grants awarded by various federal and state agencies. Revenue was recognized under six such contracts and grants for the three and six months ended June 30, 1999 as compared to seven such contracts and grants for the same period in 1998. Revenues are recognized under these contracts and grants as expenses are incurred.

    Continuation of sponsored research agreements, contracts and grants is dependent upon us achieving specific contractual milestones. The recognition of revenue under sponsored research agreements, contracts and grants may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to approximately $6.8 and $13.6 million for the three and six months ended June 30, 1999, from approximately $5.1 and $9.7 million for the three and six months ended June 30, 1998. Research and development expenses include salaries, lab supplies, consulting, travel, facilities, product design and prototype development, and other expenditures relating to research and product development. The increase in research and development expenditures for the three and six months ended June 30, 1999, compared to the same period in 1998, can be primarily attributed to costs associated with the development and refinement of engineering prototypes as we move toward commercialization of our first product. Additionally, the increases from year to year are attributable to the continued growth of research and product development efforts, including hiring of additional scientific, engineering and operations personnel, increased purchases of laboratory supplies, equipment and services to support the sponsored research programs with Becton Dickinson, Aventis and Elan, and expansion of research and development facilities. We expect research and development spending to increase over the next several years as our research and product development efforts continue to expand.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled approximately $2.2 and $4.0 million for the three and six months ended June 30, 1999, compared to approximately $1.5 and $3.0 million for the three and six months ended June 30, 1998. This increase was principally due to increased legal costs associated with enhancing and maintaining the Company's intellectual property portfolio, the expansion of activities related to marketing the Company's potential products, and to increased costs associated with operating as a public company. The increase was partially offset by a decrease in deferred compensation expense recognized in the first six months of 1999 compared to what was recorded during the same period in 1998. Deferred compensation represents the excess of the fair value for financial statement presentation purposes over the exercise price for common stock issuable on exercise of stock options. General and administrative expenses are expected to continue to increase as we continue to expand our sales and marketing and general and administrative organizations and as we continue to enhance our intellectual property portfolio.

    ACQUIRED IN-PROCESS TECHNOLOGY. During the first quarter of 1998, the Company issued 200,000 shares of its Series D Convertible Preferred Stock at $6.00 per share in exchange for all of the outstanding shares of Nanotronics, Inc.. This Series D Preferred Stock converted into 132,334 shares of common stock at the Company's initial public offering. The in-process technology which was acquired relates generally to nanotechnology and molecular electronics. Nanotronics' research is currently partially funded through government contracts from the Information Directorate of the United States Air Force Research Laboratory. We recorded $1.2 million in expenses relating to acquired in-process technology during the three months ended March 31, 1998.

    INTEREST INCOME (EXPENSE), NET. During the three months ended June 30, 1999, the Company had net interest income of approximately $503,000, compared to net interest income of approximately $805,000 for the same period during 1998. The decrease in net interest income for the three months ended June 30, 1999 compared to the same period in 1998 can be attributed to the lower cash balances available during this period in 1999 compared to 1998 as a result of cash used for operations. In addition, interest rates were lower in 1999 as compared to 1998. For the six months ended June 30, 1999, the Company had net interest income of approximately $1.1 million, compared to net interest income of approximately $964,000 for the same period in 1998. The increase in net interest income can be attributed to larger average cash balances during the first six months of 1999, compared to the same period in 1998. Interest expense during the six months ended June 30, 1999 was greater than interest expense during the same period in 1998, due to a greater amount of equipment under capital leases in 1999.

    EQUITY IN LOSS OF JOINT VENTURE. The Company recognized a loss of approximately $275,000 and $935,000 for the three and six months ended June 30, 1999 from the joint venture with Becton Dickinson, based on the loss allocation described in the Partnership Agreement stating that losses will be allocated in proportion to and not to exceed required cash contributions. There was no loss recorded for the three and six months ended June 30, 1998, as no cash contributions were required to be made by us to the joint venture during that period.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations to date primarily through private placements of equity securities totaling approximately $65.1 million, as well as through our initial public offering in April 1998 which generated net proceeds of approximately $38.7 million.

    To date we have funded most of our equipment acquisitions and leasehold improvements through capital leasing or secured debt facilities. During the first six months of 1999, we received proceeds from equipment financing of approximately $760,000. This compares to $4.5 million received for equipment acquisitions and leasehold improvements during the same period in 1998 which was primarily related to the expansion of our research and administrative facility. We anticipate that we will continue to use capital equipment leasing or debt facilities to fund most of our equipment acquisitions and leasehold improvements.

    Net cash used in operating activities was approximately $12.1 million and $6.2 million for the six months ended June 30, 1999 and 1998, respectively. Cash used for operations was primarily related to costs associated with developing prototypes of our initial product, the support of our expanding operations, including higher personnel costs, and legal fees relating to establishing and maintaining our intellectual property rights.

    At June 30, 1999, we had approximately $48.3 million in cash and cash equivalents. We expect that our existing capital resources, combined with anticipated revenues from potential product sales, sponsored research agreements, contracts and grants will be sufficient to support our planned operations into the year 2001. This estimate of the period for which we expect our available sources of liquidity to be sufficient to meet our capital requirements is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. Our future liquidity and capital funding requirements will depend on numerous factors including, but not limited to, the extent to which our products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding our potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to our business, the results of clinical trials, competitive developments, and our ability to maintain existing collaborations and to enter into additional collaborative arrangements. We have incurred negative cash flow from operations since inception and do not expect to generate positive cash flow to fund our operations for at least the next several years. We may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities and expand our sales and marketing efforts to support the commercialization of our products under development. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

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

    We have assembled a Year 2000 task force to ensure that we are Year 2000 compliant by December 31, 1999. Our task force, assisted by third parties, is currently assessing and testing our computer systems, software applications, equipment and facilities infrastructure to ensure that all systems will function properly with respect to dates in the Year 2000 and thereafter. To date, we have not become aware of any significant modifications or conversions of existing software or hardware which will be required. We expect to complete our assessment and testing during August 1999. Any required modifications and conversions of existing software and hardware are expected to be completed by September 30, 1999.

    We have initiated formal communications with our significant suppliers of products and services and key business partners in order to determine their level of Year 2000 compliance. We will continue to seek information from non-responsive suppliers. In the event that any of our significant suppliers do not successfully achieve Year 2000 compliance in a timely manner, our results of operations could be adversely affected. There can be no assurance that the systems of other companies on which our systems rely will be converted on a timely basis and would not have an adverse effect on our results of operations.

    Although no significant issues have arisen during our assessment procedures, we are currently developing specific contingency plans intended to mitigate the effects of any potential Year 2000 disruption. We have determined that a reasonable "worst case" scenario relates to Year 2000 compliance problems of our suppliers of products and services and other external organizations which if not remedied could adversely affect our results of operations.

    The cost we expect to incur to achieve Year 2000 compliance for our internal systems and equipment should be less than $150,000. Costs incurred to date have not been material.

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

    We currently have agreements with Becton Dickinson, Aventis and Elan that contemplate the commercialization of products resulting from research and development collaboration agreements between the parties. These collaborations may not be successful.

OUR HISTORY OF LOSSES AND OUR ANTICIPATION OF FUTURE LOSSES MAY ADVERSELY AFFECT US

    At June 30, 1999, we had an accumulated deficit of approximately $60.8 million. We anticipate that we will continue to incur operating losses for at least the next several years. We may never attain profitability or become profitable on a quarterly or annual basis in the future. We currently have no products available for sale and to date no revenues have been generated from commercialization of products arising out of our technology.

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

    Our commercial success also depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technologies and products. We are aware of third-party patents that may relate to our technology. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. We have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights, may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in an action and any license required under a patent may not be made available on commercially acceptable terms, or at all.

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

                                  NANOGEN, INC.
                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a)   Not applicable.

      (b)   Not applicable.

      (c)   Not applicable.

      (d) On April 13, 1998, our Registration Statement on Form S-1 (File No. 333-42791) was declared effective by the Securities and Exchange Commission (the "IPO Registration Statement"). The IPO Registration Statement registered a total of 3,900,000 shares of common stock, all of which were issued and sold by us (the "Offering") upon the termination of the Offering in April 1998. The Offering was led by a group consisting of Morgan Stanley Dean Witter, Lehman Brothers and SBC Warburg Dillion Read Inc. The shares sold by us were sold at an aggregate offering price of $42.9 million, netting proceeds of approximately $38.7 million to us after underwriting fees of approximately $3.0 million and other offering expenses of approximately $1.2 million. None of these fees and expenses were paid to any director, officer, or 10% or greater stockholder of the Company or an affiliate of these persons.

            Since the effective date of the IPO Registration Statement, the net offering proceeds have been applied to the following uses in the following approximate amounts:

                  Repayment of indebtedness       $     2,830,000
                  Working capital                 $    26,213,000
                  Temporary investments           $     9,657,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) On June 30, 1999, the Registrant held its Annual Meeting of Stockholders.

      (b) As listed below, all of management's nominees for directors were elected at the meeting:

               Name of Nominee            No. of Votes For        No. of Votes Withheld      No. of Votes Abstain
               ---------------            ----------------        ---------------------      --------------------
          Howard C. Birndorf               16,976,683                      4,750                         0
          Cam L. Garner                    16,976,538                      4,895                         0

            In addition, directors whose term of office continue after the Annual Meeting are: Tina S. Nova, Brook H. Byers, David G. Ludvigson, and Thomas G. Lynch.

      (c) (1) The proposal to amend the Company's 1997 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder by 925,000 was approved with 15,540,810 shares voting in favor, 1,406,260 voting against, 34,363 shares abstaining.

            (2) The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1999 was ratified with 16,952,669 shares voting in favor, 3,360 voting against, 25,404 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (d)   Exhibits

            27.1     Financial Data Schedule.

      (b)   Reports on Form 8-K

              No Reports on Form 8-K were filed during the six months ended June 30, 1999.

                                  NANOGEN, INC.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                     NANOGEN, INC.



DATE           JULY 30, 1999                /S/ HOWARD C. BIRNDORF
          ------------------------         ----------------------------------
                                           HOWARD C. BIRNDORF
                                           CHAIRMAN OF THE BOARD AND CHIEF
                                           EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE OFFICER)


DATE           JULY 30, 1999                /S/ DANIEL D. BURGESS
          ------------------------         ----------------------------------
                                           DANIEL D. BURGESS
                                           VICE PRESIDENT, CHIEF FINANCIAL
                                           OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)

                                  NANOGEN, INC.
                                  EXHIBIT INDEX


   EXHIBIT NO.                          DESCRIPTION                      PAGE

27.1                Financial Data Schedule...............................20
