Form 10-Q
period 1999-09-30
NANOGEN INC
filed 1999-11-15
CIK 1030339

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


AS OF NOVEMBER 1, 1999, 19,084,461 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                  NANOGEN, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                                   PAGE
                                                                                                   ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Balance Sheets at September 30, 1999
                    and December 31, 1998...........................................................3

                  Consolidated Statements of Operations for the Three and
                    Nine Months ended September 30, 1999 and 1998...................................4

                  Consolidated Statements of Cash Flows for the Nine
                    Months ended September 30, 1999 and 1998........................................5

                  Notes to Consolidated Financial Statements........................................6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............................................8

Item 3.           Quantitative and Qualitative Disclosures About Market Risk........................16


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

Item 6.           Exhibits and Reports on Form 8-K..................................................17

SIGNATURES..........................................................................................18

EXHIBIT INDEX.......................................................................................19


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                  NANOGEN, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                                1999                 1998
                                                                          ---------------       -------------
                                                                           (unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                               $   44,579            $   62,245
  Receivables and other current assets                                         3,610                 2,933
                                                                          --------------        -------------
Total current assets                                                          48,189                65,178

Property and equipment, net                                                    6,596                 6,980
Restricted cash                                                                  214                   270
Other assets                                                                     226                   276
                                                                          --------------        -------------
                                                                          $   55,225            $   72,704
                                                                          --------------        -------------
                                                                          --------------        -------------


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $      762            $    1,066
  Accrued liabilities                                                          2,268                 1,433
  Deferred revenue                                                             3,029                 3,065
  Due to joint venture                                                            78                     -
  Current portion of capital lease obligations                                 2,139                 1,913
                                                                          --------------        -------------
Total current liabilities                                                      8,276                 7,477

Capital lease obligations, less current portion                                3,348                 4,176

Stockholders' equity:
  Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 1999
    and December 31, 1998                                                          -                     -

  Common stock, $.001 par value, 50,000,000 shares authorized;
    19,070,701 and 18,835,461 shares issued and outstanding
    at September 30, 1999 and December 31, 1998, respectively                     19                    19
  Additional paid-in capital                                                 113,408               111,489
  Deferred compensation                                                       (2,212)               (1,512)
  Notes receivable from officers                                              (1,572)               (1,514)
  Accumulated deficit                                                        (66,042)              (47,431)
                                                                          --------------        -------------
Total stockholders' equity                                                    43,601                61,051
                                                                          --------------        -------------
                                                                          $   55,225            $   72,704
                                                                          --------------        -------------
                                                                          --------------        -------------



                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                   -----------------------------------   -----------------------------------
                                                        1999               1998               1999                1998
                                                   ---------------    ----------------   ----------------    ---------------
Revenues:
  Sponsored research                                  $  1,234            $  1,366           $  4,153            $  3,638
  Contract and grant revenue                               712                 498              1,928               1,595
                                                   ---------------    ----------------   ----------------    ---------------
Total revenues                                           1,946               1,864              6,081               5,233

Operating expenses:
  Research and development                               5,406               5,722             19,042              15,434
  General and administrative                             2,161               1,733              6,158               4,685
  Acquired in-process technology                             -                   -                  -               1,193
                                                   ---------------    ----------------   ----------------    ---------------
Total operating expenses                                 7,567               7,455             25,200              21,312
                                                   ---------------    ----------------   ----------------    ---------------
Loss from operations                                    (5,621)             (5,591)           (19,119)            (16,079)

Interest income, net                                       480                943               1,551               1,907
Loss on disposition of fixed assets                          -                  -                 (30)                  -
Equity in loss of joint venture                            (78)              (610)             (1,013)               (610)
                                                   ---------------    ----------------   ----------------    ---------------
Net loss                                              $ (5,219)          $ (5,258)          $ (18,611)          $ (14,782)
                                                   ---------------    ----------------   ----------------    ---------------
                                                   ---------------    ----------------   ----------------    ---------------

Net loss per share -
  basic and diluted                                   $  (0.29)          $  (0.30)          $  (1.03)           $  (1.27)
                                                   ---------------    ----------------   ----------------    ---------------
                                                   ---------------    ----------------   ----------------    ---------------

Number of shares used in computing
  net loss per share - basic and diluted                18,244             17,534             17,991              11,605
                                                   ---------------    ----------------   ----------------    ---------------
                                                   ---------------    ----------------   ----------------    ---------------


                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -----------------------------------
                                                                              1999                  1998
                                                                          --------------        -------------
Cash flows from operating activities:
Net loss                                                                   $ (18,611)            $ (14,782)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Acquisition of in-process technology                                             -                 1,193
  Depreciation and amortization                                                1,246                   776
  Amortization of deferred compensation                                        1,120                 1,818
  Loss on disposition of fixed assets, net                                        30                     -
  Equity in loss of joint venture                                              1,013                   610
  Interest on notes receivables from officers                                    (58)                  (44)
  Changes in operating assets and liabilities:
    Accounts payable                                                            (304)                  913
    Accrued liabilities                                                          835                    73
    Deferred revenue                                                             (36)                  903
    Receivables and other current assets                                        (590)               (1,071)
    Due to joint venture                                                          78                     -
                                                                          --------------        -------------
Net cash used in operating activities                                        (15,277)               (9,611)

Cash flows from investing activities:
Purchase of equipment                                                            (34)                    -
Investment in joint venture                                                   (1,013)                 (610)
                                                                          --------------        -------------
Net cash used in investing activities                                         (1,047)                 (610)

Cash flows from financing activities:
Restricted cash                                                                   56                    93
Principal payments on capital lease obligations                               (1,497)               (1,062)
Issuance of common stock, net of repurchases                                      99                60,030
Other assets                                                                       -                   (58)
                                                                          --------------        -------------
Net cash provided by (used in) financing activities                           (1,342)               59,003

Increase/(decrease) in cash and cash equivalents                             (17,666)               48,782
Cash and cash equivalents at beginning of period                              62,245                19,498
                                                                          --------------        -------------
Cash and cash equivalents at end of period                                  $ 44,579              $ 68,280
                                                                          --------------        -------------
                                                                          --------------        -------------

Supplemental disclosure of cash flow information:
    Interest paid                                                         $      445            $      319
                                                                          --------------        -------------
                                                                          --------------        -------------
Supplemental schedule of noncash investing and
    financing activities:
    Equipment acquired under capital leases                                $     859             $   5,475
                                                                          --------------        -------------
                                                                          --------------        -------------
    Common stock issued in exchange for notes
      receivables from officers                                           $          -          $      310
                                                                          --------------        -------------
                                                                          --------------        -------------
    Issuance of convertible preferred stock and
      warrants in exchange for in-process technology                      $          -           $   1,193
                                                                          --------------        -------------
                                                                          --------------        -------------

Deferred compensation related to stock options and awards                   $  1,820             $   1,371
                                                                          --------------        -------------
                                                                          --------------        -------------



                             See accompanying notes.

                                  NANOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of September 30, 1999, consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 1999 shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

    For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 included in the Nanogen, Inc. Form 10-K filed with the Securities and Exchange Commission.

2.  NET LOSS PER SHARE

    The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period and dilutive potential common shares outstanding. Weighted average common shares outstanding during the period does not include shares issued pursuant to the exercise of stock options prior to vesting. Due to the losses incurred by the Company during the three and nine months ended September 30, 1999 and 1998, common stock equivalents resulting from the assumed exercise of outstanding stock options and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

3.  RESTRICTED STOCK AWARDS

    On July 27, 1999, the Board of Directors authorized the issuance of an aggregate of 251,000 shares of the Company's common stock to certain officers and key employees at a price per share of par value ($.001). All of these shares were purchased by the respective officers and key employees and are subject to repurchase if the officer or key employee leaves the Company prior to July 26, 2001. Repurchase rights as to certain of the shares lapse upon the attainment of certain performance milestones or upon a change in control. Deferred compensation has been recorded for the excess of the fair market value of the stock on the date of the award over the purchase price per share and is being amortized over the restricted period.

4.  AVENTIS RESEARCH AND TECHNOLOGIES

    On September 28, 1999, the Company announced the expansion of its drug discovery collaboration with Aventis Research and Technologies ("Aventis"). Two new technology development programs were added to the current program which is focused on the development of molecular recognition arrays. These new projects will focus on the development of gene expression tools utilizing electronic bioarrays and the development of high throughput screening tools for kinase analyses. In total, the two new programs will provide a maximum of $12.0 million in additional funding to the Company through December 31, 2001, including an up-front initiation fee of $2.0 million which was received subsequent to September 30, 1999.

5.  BECTON, DICKINSON AND COMPANY PARTNERSHIP

    The Company entered into a Master Agreement with Becton, Dickinson and Company ("Becton Dickinson") in October 1997 to develop and commercialize products in the field of IN VITRO nucleic acid-based diagnostic and monitoring technologies. Pursuant to this Master Agreement, Becton Dickinson and Nanogen agreed to form The Nanogen/Becton Dickinson Partnership (the "Partnership"). Pursuant to a General Partnership Agreement, Becton Dickinson and Nanogen have contributed to the Partnership their respective rights under a Collaborative Research and Development Agreement established in May 1997, certain Intellectual Property Licenses and, as of September 30, 1999 cash in the amount in aggregate of approximately $8.3 million, of which approximately $6.8 million was paid by Becton Dickinson and approximately $1.5 million was paid by Nanogen. In addition, at September 30, 1999, approximately $311,000 was due to the Partnership, of which approximately $233,000 was due from Becton Dickinson and approximately $78,000 was due from Nanogen. The amounts paid and due to the Partnership by Nanogen during the nine months ended September 30, 1999 have been recorded as Nanogen's share of the joint venture's loss for that period. The partners are considering modifications to the joint venture to take advantage of potential third party opportunities on technology developed to date. The partners are also considering field changes which would allow the joint venture access to additional technologies or content in areas more strategically aligned with business opportunities. Further joint venture funding will be determined based upon a final decision regarding such modifications and field changes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties that could cause our actual results to vary materially from those reflected in the forward-looking statements. Words such as "believes," "anticipates," "plans," "estimates," "future," "could," "may," "should," "expect," "envision," "potentially," variations of such words and similar expressions are intended to identify such forward-looking statements. Factors that could cause or contribute to these differences include those discussed below under the caption "Factors that May Affect Results" and elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.


OVERVIEW

    Since commencing operations in 1993, we have applied substantially all of our resources to our research and development programs. We have incurred losses since inception and, as of September 30, 1999, had an accumulated deficit of approximately $66.0 million. We expect to incur significant losses over at least the next several years as we expand our research and product development efforts and attempt to commercialize our products.

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


RESULTS OF OPERATIONS

    REVENUES. For the three and nine months ended September 30, 1999, revenue from sponsored research totaled approximately $1.2 million and $4.2 million, compared to approximately $1.4 million and $3.6 million for the three and nine months ended September 30, 1998, respectively. Revenues are recorded under these arrangements as expenses are incurred. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. Sponsored research revenue recognized during the three and nine months ended September 30, 1999 and 1998, was earned in connection with our joint venture collaboration with Becton Dickinson, our research and development agreement with Aventis Research and Technology ("Aventis", an affiliate of Hoechst AG), and our nonexclusive research and development agreement with Elan Corporation, plc ("Elan"). Nanogen and Becton Dickinson are considering modifications to the joint venture to take advantage of potential third party opportunities on technology developed to date, as well as field changes which would allow the joint venture access to additional technologies or content in areas more strategically aligned with business opportunities. Further joint venture funding will be determined based upon a final decision regarding such modifications and field changes. Nanogen and Aventis have added two new technology development programs to the existing molecular recognition array development program. The two new programs will provide a maximum of $12.0 million in additional funding to the Company through December 31, 2001, including an up-front initiation fee of $2.0 million which was received subsequent to September 30, 1999. Nanogen and Elan have not yet agreed upon specific program objectives with respect to the nonexclusive research and development agreement.

    Revenue from contracts and grants totaled approximately $712,000 and $1.9 million for the three and nine months ended September 30, 1999, compared to approximately $498,000 and $1.6 million for the three and nine months ended September 30, 1998. The Company funds some of its research and development efforts through contracts and grants awarded by various federal and state agencies. As of September 30, 1999, the Company had five active contracts and grants, compared to four such at September 30, 1998. Revenues are recognized under these contracts and grants as expenses are incurred.

    Continuation of sponsored research agreements, contracts and grants is dependent upon us achieving specific contractual milestones. The recognition of revenue under sponsored research agreements, contracts and grants may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately $5.4 and $5.7 million, respectively for the three months ended September 30, 1999 and 1998. Research and development expenses include salaries, lab supplies, consulting, travel, facilities, product design and prototype development, and other expenditures relating to research and product development. The decrease in research and development expenditures for the three months ended September 30, 1999, compared to the same period in 1998, can be attributed to the timing of expenditures associated with the design and development phase of our research system. Research and development expenses were approximately $19.0 and $15.4 million, respectively, for the nine months ended September 30, 1999 and 1998. The increase in research and development expenditures for the nine months ended September 30, 1999, compared to the same period in 1998, can be primarily attributed to costs associated with the development and refinement of engineering prototypes as we move toward commercialization of our first product. Additionally, the increases from year to year are attributable to the continued growth of research and product development efforts, including hiring of additional scientific, engineering and operations personnel, increased purchases of laboratory supplies, equipment and services to support our sponsored research programs, and expansion of research and development facilities. Research and development spending may increase over the next several years as our research and product development efforts continue.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled approximately $2.2 and $6.2 million for the three and nine months ended September 30, 1999, compared to approximately $1.7 and $4.7 million for the three and nine months ended September 30, 1998. This increase was principally due to increased legal costs associated with enhancing and maintaining the Company's intellectual property portfolio, the expansion of activities related to marketing the Company's potential products, and to increased costs associated with operating as a public company. The increase was partially offset by a decrease in deferred compensation expense recognized in the first nine months of 1999 compared to what was recorded during the same period in 1998. Deferred compensation represents the excess of the fair value over the exercise price for common stock issuable on exercise of stock options. General and administrative expenses are expected to continue to increase as we continue to expand our sales and marketing and general and administrative organizations and as we continue to enhance our intellectual property portfolio.

    ACQUIRED IN-PROCESS TECHNOLOGY. During the first quarter of 1998, the Company issued 200,000 shares of its Series D Convertible Preferred Stock at $6.00 per share in exchange for all of the outstanding shares of Nanotronics, Inc. This Series D Preferred Stock converted into 132,334 shares of common stock at the Company's initial public offering. The in-process technology, which was acquired, relates generally to nanotechnology and molecular electronics. We recorded $1.2 million in expenses relating to acquired in-process technology during the nine months ended September 30, 1998.

    INTEREST INCOME, NET. Net interest income during the three and nine months ended September 30, 1999 was approximately $480,000 and $1.6 million, respectively, compared to net interest income of approximately $943,000 and $1.9 million for the same periods in 1998. The decrease in net interest income for the three and nine months ended September 30, 1999 compared to the same periods in 1998 can be attributed to the lower cash balances available during 1999 compared to 1998 as a result of cash used for operations. In addition, interest rates were lower in 1999 as compared to 1998. Interest expense during both the three and nine months ended September 30, 1999 was greater than interest expense during the same period in 1998, due to a greater amount of equipment under capital leases in 1999.

    EQUITY IN LOSS OF JOINT VENTURE. The Company recognized a loss of approximately $78,000 and $1.0 million for the three and nine months ended September 30, 1999 from the joint venture with Becton Dickinson, based on the loss allocation described in the Partnership Agreement stating that losses will be allocated in proportion to and not to exceed required cash contributions. A loss of $610,000 was recognized during the three and nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations to date primarily through private placements of equity securities totaling approximately $65.1 million, as well as through our initial public offering in April 1998, which generated net proceeds of approximately $38.7 million.

    To date we have funded most of our equipment acquisitions and leasehold improvements through capital leasing or secured debt facilities. During the first nine months of 1999, we received proceeds from equipment financing of approximately $859,000. This compares to $5.5 million received for equipment acquisitions and leasehold improvements during the same period in 1998 which was primarily related to the expansion of our research and administrative facility. We anticipate that we will continue to use capital equipment leasing or debt facilities to fund most of our equipment acquisitions and leasehold improvements.

    Net cash used in operating activities was approximately $15.3 million and $9.6 million for the nine months ended September 30, 1999 and 1998, respectively. Cash used for operations was primarily related to costs associated with developing prototypes of our initial product, the support of our expanding operations, including higher personnel costs, and legal fees relating to establishing and maintaining our intellectual property rights.

    At September 30, 1999, we had approximately $44.6 million in cash and cash equivalents. We expect that our existing capital resources, combined with anticipated revenues from potential product sales, sponsored research agreements, contracts and grants will be sufficient to support our planned operations into the year 2001. This estimate of the period for which we expect our available sources of liquidity to be sufficient to meet our capital requirements is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. Our future liquidity and capital funding requirements will depend on numerous factors including, but not limited to, the extent to which our products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding our potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to our business, the results of clinical trials, competitive developments, and our ability to maintain existing collaborations and to enter into additional collaborative arrangements. We have incurred negative cash flow from operations since inception and do not expect to generate positive cash flow to fund our operations for at least the next several years. We may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities and expand our sales and marketing efforts to support the commercialization of our products under development. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.


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

    We have assembled a Year 2000 task force to ensure that we are Year 2000 compliant by December 31, 1999. Our task force, assisted by third parties, has completed the assessment and testing of our computer systems, software applications, equipment and facilities infrastructure to ensure that all systems will function properly with respect to dates in the Year 2000 and thereafter. We have completed all required modifications and conversions of existing software and hardware that were identified during this assessment and testing procedure.

    We have verified the readiness of our significant suppliers of products and services and key business partners through the distribution of a questionnaire. Based on responses to the questionnaire, we are not currently aware of any Year 2000 problems encountered by suppliers or business partners which could have a significant effect on our operations. In the event that any of our significant suppliers do not successfully achieve Year 2000 compliance in a timely manner, our results of operations could be adversely affected. There can be no assurance that the systems of other companies on which our systems rely will be converted on a timely basis and would not have an adverse effect on our results of operations.

    Although no significant issues have arisen during our assessment and testing procedures, we have in place a contingency plan that would allow us to continue operating the major functional areas of our business if such issues should arise. We have determined that a reasonable "worst case" scenario relates to Year 2000 compliance problems of our suppliers of products and services and other external organizations which if not remedied could adversely affect our results of operations.

    The cost we have incurred to date and expect to incur to achieve Year 2000 compliance for our internal systems, equipment and facilities infrastructure are not expected to exceed $150,000.


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

    We currently have agreements with Becton Dickinson, Aventis and Elan that contemplate the commercialization of products resulting from research and development collaboration agreements between the parties. These collaborations may not be successful. Nanogen and Becton Dickinson are considering modifications to their joint venture to take advantage of potential third party opportunities on technology developed to date, as well as field changes which would allow the joint venture access to additional technologies or content in areas more strategically aligned with business opportunities. Further joint venture funding will be determined based upon a final decision regarding such modifications and field changes. Nanogen and Elan have not yet agreed upon specific program objectives with respect to the nonexclusive research and development agreement.

OUR HISTORY OF LOSSES AND OUR ANTICIPATION OF FUTURE LOSSES MAY ADVERSELY AFFECT US

    At September 30, 1999, we had an accumulated deficit of approximately $66.0 million. We anticipate that we will continue to incur operating losses for at least the next several years. We may never attain profitability or become profitable on a quarterly or annual basis in the future. We currently have no products available for sale and to date no revenues have been generated from commercialization of products arising out of our technology.

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

    If we or any of our contract manufacturers encounter manufacturing difficulties, including:

         -  The ability to scale up manufacturing capacity,

         -  Production yields,

         -  Quality control and assurance, or

         - Shortages of components or qualified personnel,it could have a material adverse effect on us.

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

            Since the effective date of the IPO Registration Statement, the net offering proceeds have been applied to the following uses in the following approximate amounts:


                    Repayment of indebtedness          $ 3,500,000
                    Working capital                    $30,393,000
                    Temporary investments              $ 4,807,000


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.1 Collaborative Research and Development Agreement by and between Aventis Research & Technologies GMBH & Co. KG and Nanogen, Inc. dated as of September 27, 1999.+

        27.1 Financial Data Schedule.

___________________
+ Confidential Treatment has been requested with respect to certain portions of this agreement.

    (b) Reports on Form 8-K

        No Reports on Form 8-K were filed during the three months ended September 30, 1999.

                                  NANOGEN, INC.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                             NANOGEN, INC.



        DATE        NOVEMBER 15, 1999        /s/ Howard C. Birndorf
                 ------------------------    ----------------------------------
                                             HOWARD C. BIRNDORF
                                             CHAIRMAN OF THE BOARD AND CHIEF
                                             EXECUTIVE OFFICER
                                             (PRINCIPAL EXECUTIVE OFFICER)


        DATE        NOVEMBER 15, 1999        /s/ Kieran T. Gallahue
                 ------------------------    ----------------------------------
                                             KIERAN T. GALLAHUE
                                             VICE PRESIDENT, CHIEF FINANCIAL
                                             OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER)

                                  NANOGEN, INC.
                                  EXHIBIT INDEX


   EXHIBIT NO.                                    DESCRIPTION


10.1                Collaborative Research and Development Agreement by and between
                    Aventis Research & Technologies GMBH & Co. KG and Nanogen, Inc.
                    dated as of September 27, 1999.+ ................................................

27.1                Financial Data Schedule..........................................................



___________________
+ Confidential Treatment has been requested with respect to certain portions of this agreement.