Form 10-K
period 1999-12-31
NANOGEN INC
filed 2000-02-18
CIK 1030339

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                  ------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1999

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 410-4600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on February 17, 2000, as reported on the Nasdaq National Market was approximately $959,608,552. Shares of Common Stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding Common Stock have been excluded in such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock was 19,032,980 as of February 17, 2000.

                                  NANOGEN, INC.
                                    FORM 10-K
                                      INDEX

                                                                                                   PAGE
                                     PART I

Item 1.           Business.......................................................................... 1

Item 2.           Properties........................................................................

Item 3.           Legal Proceedings.................................................................

Item 4.           Submission of Matters to a Vote of Security Holders...............................

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters.............

Item 6.           Selected Financial Data...........................................................

Item 7.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.......................................................

Item 7A.          Quantitative and Qualitative Disclosures About
                    Market Risk.....................................................................

Item 8.           Financial Statements and Supplementary Data.......................................

Item 9.           Change in and Disagreements with Accountants on Accounting and and Financial Disclosures.......................................................

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant................................

Item 11.          Executive Compensation............................................................

Item 12.          Security Ownership of Certain Beneficial Owners and Management....................

Item 13.          Certain Relationships and Related Transactions....................................

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................


SIGNATURES..........................................................................................

--------------------------------------------------------------------------------

Business

OVERVIEW

We integrate advanced microelectronics and molecular biology into a core technology platform with broad and diverse commercial applications in the fields of genomics and biomedical research, medical diagnostics, drug discovery, forensics, agriculture, environmental testing and potentially the electronics and telecommunications industries. The first application we have developed is an integrated bioassay system, the NanoChip molecular biology workstation, comprised of two automated instruments and a consumable cartridge. The NanoChip cartridge incorporating a proprietary microchip provides a flexible tool for the rapid identification and precision analysis of biological test samples containing charged molecules.

Through the use of microelectronics, our technology enables the active movement and concentration of charged molecules, such as DNA, to and from designated microlocations, or test sites, on our microchips. This electronic concentration of molecules greatly accelerates molecular binding at each microlocation. In addition, our technology allows the simultaneous analysis of multiple test results, or "multiplexing," from a single sample. The open architecture design of our system enables us to offer microchips with preloaded arrays designed for specific applications or with arrays that can be customized by the end user. We believe that our technology platform provides an accurate, versatile and highly efficient integrated system that will shift bioassay analysis from current manual and mechanical methods to microelectronic systems, thereby significantly improving the quality and reducing the overall cost of research and healthcare.

In April of 1998 we completed our initial public offering. Since that time we have:

- designed and built production-ready automated instruments for cartridge loading, processing and analysis;

-   simplified the consumable cartridge design by reducing total parts by 75%;

- strengthened our development, manufacturing and commercialization infrastructure;

- added an additional eight U.S. patents and six foreign patents to our intellectual property portfolio;

- validated our technology through the successful completion of three beta site tests; and

- expanded collaborations with Aventis and Hitachi for technology development and manufacturing.

COMMERCIALIZATION PLAN

Successful beta site tests

In February 2000, we announced the completion of our third and final beta site testing results for the NanoChip molecular biology workstation. These tests were conducted at three commercial and academic centers: the Mayo Clinic, the University of Texas Southwestern Medical Center and the Bode Technology Group. In each case, the results indicated very high levels of accuracy for the NanoChip system. The SNP studies performed at the Mayo Clinic and the University of Texas Southwestern Medical Center both reported 100% accuracy, exceeding the performance of their current "gold standard" techniques. The STR analysis results from the Bode Technology Group showed greater than 99.5% concordance with current techniques, results which have been further improved by subsequent software upgrades.

Commercial launch

We plan to begin commercialization of our NanoChip molecular biology workstation during the second half of 2000 to a select group of customers in the genomics and biomedical research fields. The initial applications for the technology will be for the analysis of DNA including SNPs, PMs and STRs. It is

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

anticipated that the analysis of gene expression will be added as an additional application. Because of the importance of the genomics and biomedical research markets, we anticipate being directly involved with marketing our first product line to this non-regulated market segment. Additionally, we expect to distribute products in Japan through the distribution arm of Hitachi.

COLLABORATIONS

We have established corporate alliances in the areas of drug discovery, high throughput screening, infectious disease diagnostics and instrument manufacturing and distribution. In 1998 we entered into a collaboration with Aventis to develop drug discovery tools. In 1999 we extended our relationship with Aventis by adding two additional programs focused on developing high throughput screening and gene expression analysis tools. In early 2000 we formed a collaboration with Hitachi for the manufacture and further development of the NanoChip instruments. Hitachi has the right to distribute our instrument system and related NanoChip consumable cartridges in Japan. Our collaborations permit integration of our technology with the resources and technology of our partners, while allowing us to independently pursue diagnostics, drug discovery and genomics opportunities outside the scope of these collaborations.

MARKET OPPORTUNITY

Background

Bioassays are used extensively throughout the life sciences industry to detect the presence of certain biochemicals, proteins or genes in a sample. They are broadly used in genomics and biomedical research applications, genetic analysis, clinical diagnostics, pharmacogenomics, drug discovery, and law enforcement. For example, bioassays can be used to:

- validate genetic sequences generated as part of the Human Genome Project and related commercial efforts;

-   detect genetic variations such as SNPs;

- measure the affinity between a chemical compound and a disease target for drug discovery and development;

- assist physicians in prescribing the appropriate drug therapy to match the patient's unique genetic makeup, a process known as pharmacogenomics;

- measure the presence and quantity of biochemicals in blood to assist physicians in diagnosing, treating and monitoring pathological conditions such as heart attack or diabetes; and

-   identify criminals from DNA-bearing forensic evidence.

Bioassays are either developed internally to meet the specific needs of the laboratory or purchased in the form of an off-the-shelf test kit or customized service. According to industry reports, the global market for tools used to develop and perform bioassays is estimated to have been approximately $27.5 billion in 1998.

Market Descriptions

Genomics and biomedical research

Genomics and biomedical research is focused on understanding biological processes at the molecular level. Through an understanding of such processes, scientists can better characterize disease, a critical first step in designing drug therapies. Worldwide genomics efforts, including the Human Genome Project and other public and private genetic sequencing efforts are actively identifying and sequencing genes of many

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

organisms. As these genes and their nucleotide sequences are identified, additional research will focus on how the genome, the genetic content of the cell, controls and influences biological function. Gene expression studies are often used to identify which of the genes contained within the genome are regulated during disease or in response to a variety of stimuli. Such studies also determine how specific mutations in a gene affect the normal expression and operation of that gene. This basic understanding is leading to the development of new diagnostic and therapeutic approaches to disease, according to its genetic profile.

The National Institutes of Health provides over $12 billion annually in funding to more than 50,000 scientists involved in genomics and biomedical research. These scientists work in the laboratories of universities and other not-for-profit research institutions. Pharmaceutical and biotechnology industries also fund significant amounts of research. According to industry reports, the global market for bioassays in genomics and biomedical research is estimated to have been approximately $2.3 billion in 1998 and growing at an annual rate of 13%. We believe there are a number of industry trends that will drive this growth, including:

- Increased demand for SNP studies. Academic and not-for-profit institutions have played a major role in studying SNPs in the population. The SNP consortium, a collaboration of academic, not-for-profit research institutions and pharmaceutical companies, has announced an effort to identify over 300,000 SNPs, some of which may be correlated with disease. As a result, we anticipate that demand for SNP detection bioassays will increase.

- Increased research and development spending by pharmaceutical companies. Pharmaceutical companies have a long history of collaborating with academic institutions to study biological processes at the molecular and cellular level. As these collaborations increase and diversify in focus, we believe the number of bioassays performed will rise.

Clinical diagnostics

Bioassays are broadly used in the clinical diagnostics market. These bioassays are commonly referred to as IN VITRO diagnostics, or IVD, and are used to detect the presence and quantity of certain substances in body fluids, such as whole blood, plasma, serum, urine and saliva, as well as cells and tissues. Applications range from routine blood glucose determinations to the screening and diagnosis of genetic diseases, infectious diseases and cancer. These applications are performed in a number of different clinical settings, including hospital laboratories, commercial laboratories and physicians' offices. There are more than 150,000 hospital, clinical and physician office laboratories registered with the Health Care Financing Administration (HCFA) in the United States.

According to an industry report, the global market for IVD products is estimated to have been approximately $18 billion in 1998. We believe a number of industry trends exist that will drive this growth, including:

- Evolution of pharmacogenomics. There are many studies investigating genetic variation among individuals, including SNPs, and their linkage to disease. SNPs represent the smallest possible genetic change, and occur where the DNA molecules of different persons vary at a single location. The principle behind pharmacogenomics is that patients react differently to a given drug because of their unique genetic profile. The ability to test simultaneously for many specific mutations can be used for detecting patients predisposed to certain diseases and for early detection of the disease itself, thereby permitting early preventive and therapeutic intervention. The long-term goal of pharmacogenomics is to enable physicians to prescribe the appropriate medicine for a particular patient that would maximize efficacy and minimize side effects based on that patient's specific genetic profile. These studies are principally funded by a consortium of pharmaceutical companies seeking to correlate the results of an individual's SNP profile with drug response.

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

- An increase in disease targets from the success of drug discovery efforts. We believe the rise in research and development spending by pharmaceutical and biotechnology companies will lead to the identification of a greater number of disease targets. These targets may be assayed during drug discovery and later developed as IVD products for disease diagnosis and monitoring. For example, a newly discovered gene may be an integral part of the disease process itself, and may later serve as a diagnostic marker for that disease.

- Evolution of disease specific test panels. Diagnosis and treatment of diseases have traditionally focused on the discovery of a single causative agent and a therapy to eradicate that agent. Clinical microbiology laboratories can take up to several weeks to perform this function using a variety of techniques from manual cell culturing to various automated and semi-automated systems. The problem with traditional techniques is that disease is rarely the result of a single agent and not all patients react to therapy in the same fashion. In addition, during the time required to receive results from the clinical lab, the patient is treated using incomplete and sometimes inaccurate information. Genetically-based disease specific panels can greatly improve the management of cases of complex diseases such as childhood leukemia. The patient can be monitored for innate resistance to infection (by checking for SNPs in the mannose binding protein gene) while at the same time determining the child's likelihood of having a serious, even life-threatening, adverse reaction to the powerful drugs used to treat leukemia. Other markers indicative of inflammation, infection, treatment success or failure, and residual disease can be added to the panel as needed. We believe clinical laboratories will demand a system that can perform all of these tests simultaneously from a single sample in a simple, cost effective format.

- Consolidation among the clinical diagnostic companies. As a result of industry consolidation, clinical diagnostic companies have been re-engineering the laboratory in order to streamline processes, improve productivity and lower costs. Attempts to integrate the many instruments employed by these laboratories have been part of this process. We believe, however, that clinical laboratories will ultimately prefer a single instrument that is both flexible and programmable and can perform the required bioassays.

Drug discovery and development

The bioassays employed by the pharmaceutical industry vary in design and complexity throughout the drug discovery and development process. Simple bioassays are used to screen a pharmaceutical company's library of chemical compounds against disease targets. More complex bioassays are then used in confirmatory testing as well as in lead optimization. Finally, predictive toxicity bioassays are used to test the safety of the potential drug. It is estimated that the preclinical drug discovery process takes an average of six and one-half years. Consequently, we believe there is a significant demand for improved tools which accelerate the drug discovery process.

According to industry reports, the global market for tools to develop and perform bioassays for the drug discovery and development industry is estimated to have been approximately $7.2 billion in 1998 and is expected to continue to grow at an annual rate of 14%. There are a number of factors driving this growth, including:

- A shift in research and development focus from gene sequencing to functional genomics and proteomics. Recently, pharmaceutical companies have focused on the sequence of the human genome, driven by the objectives of the Human Genome Project as well as various public and private institutions. Pharmaceutical and biotechnology companies are now focusing a major part of their research and development efforts on identifying the role those genes serve in biological processes and how variations in gene sequences may result in a predisposition for a disease or an adverse reaction to a drug. These activities are referred to as functional genomics.

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

- Increased research and development spending. According to industry reports, pharmaceutical and biotechnology companies spent in excess of $48 billion worldwide in 1998 on drug discovery and development, including bioassay tools, and are expected to increase spending at an annual rate of 15%. This is the result of increasing pressure to expand the product pipeline, find new applications for existing or failed drugs, and shorten the drug discovery process in order to maximize the benefits of the patent protection period. As a result, we believe the number of identified disease targets for drug discovery will rise. According to industry reports, each pharmaceutical and biotechnology company expects to screen, on average, 27 targets in 2001, up from 17 in 1999.

DNA forensic analysis

Bioassays are also used to identify individuals by their genetic coding. STRs are the genetic sequences chosen by the U.S. government as well as foreign governments to populate their national criminal identification databases. These databases are intended to provide nationwide tools for identifying repeat criminals by comparing a given piece of evidence or sample from a suspect with the sequences stored in the database. This method of identifying criminals from forensics samples containing DNA is becoming increasingly accepted by law enforcement in countries such as the United States, the United Kingdom, and Canada. These tests are currently performed in specialized laboratories by individuals trained in forensic science. While sales of tools used for forensic analysis were less than $50 million in 1998, it is anticipated that several factors could lead to significantly increased levels of growth:

- The development and population of national and state databases containing the genetic identities of all convicted criminals. The National Institute of Justice and other U.S. government agencies have issued contracts for the development of DNA forensics technology and for forensics sequencing services to both construct and populate the national CODIS database. Private and public laboratories currently have large backlogs of criminal DNA samples to be analyzed and stored. Several states now are pursuing legislation to require DNA tests on all individuals arrested. The National Institute of Justice Bureau of Statistics estimates that in the U.S. alone there are approximately 17 million arrests per year.

- The use of DNA sequence databases to identify criminals from DNA bearing forensics samples. Currently, DNA is used primarily as a confirmatory tool--the law enforcement officer has both a sample and a suspect. The opportunity in this area is to use the DNA bearing evidence to identify potential suspects before their identity is known. This is accomplished by comparing the DNA sequences from a sample of evidence with the known sequences in the national and state databases. Determining a suspect in this manner is known as a "cold hit". Even with the limited databases currently available, law enforcement officials are already beginning to realize the benefits associated from positive "cold hits."

- The development of technology allowing DNA forensic testing to occur in police precincts, particularly by genotyping arrested individuals. Once the technology is developed to allow for DNA forensic testing to occur in police precincts, the potential market in the United States for DNA forensic analysis tools could significantly expand from forensic laboratories to law enforcement agencies. The U.S. Department of Justice, Bureau of Justice Statistics estimated that there were 18,769 state and local law enforcement agencies in the U.S. in 1996 in addition to the 362 public and private forensic laboratories reported by the Federal Bureau of Investigation.

Current assay development technologies and their limitations

Many bioassay techniques have been developed from a wide variety of different scientific disciplines for molecular biology and clinical diagnostic laboratories. The differing needs of the various life sciences laboratories have led to the development of highly specialized techniques and instrumentation. Due to this fact, many of these techniques are technically demanding, difficult to perform, expensive, inflexible and often lack acceptable clinical accuracy. In addition, technologies well suited or targeted to one market, such

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

as the biomedical research or drug discovery markets, often are unable to bridge the required gap to serve downstream markets such as clinical diagnostics. This has created inefficiencies in laboratories since they must now purchase multiple instruments, often from different vendors, to meet their testing needs.

While advances in bioassay technologies have delivered new capabilities, most remain highly specialized and still lack sufficient flexibility and accuracy to be used by multiple departments within a life sciences laboratory. Current bioassay tools were designed for large scale data generation, the automation of repetitious tasks such as very high throughput discovery and the narrowing of genetic targets from thousands of genes to a small set of perhaps 1 to 20 genes that function in a selected biological process. In addition, many of these systems are not useful in molecular, protein, enzyme, cell biology, and forensics laboratories. These tools fall primarily into three categories: high-density arrays; high throughput sequencing and SNP discovery tools; and gel based methods.

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

The table below briefly describes the alternative bioassay technologies addressing the molecular biology and clinical diagnostic industries and what we consider to be their comparative advantages and disadvantages.


  Key Technologies       Description          Markets Served           Advantages                     Disadvantages

  Higher density         High density arrays  Genomics and biomedical  - High throughput screening.   - Limited accuracy ~ 80-90%
  passive microarrays    of molecules         research and drug          Parallel analysis of         - Inflexible design--fixed
                         attached to a        discovery                  thousands of molecules in a    configuration
                         glass, silicon or                               single experiment            - Single sample per analysis
                         nylon membrane                                                               - High cost per test
                         surface                                                                      - Limited chip-to-chip
                                                                                                        reproducibility
                                                                                                      - Single type of assay per
                                                                                                        chip
                                                                                                      - Large image data file and
                                                                                                        data interpretation task
  Lower density passive  Low-density arrays   Genomics and biomedical  - Parallel analysis of         - Lack of accuracy
  microarrays            of molecules         research and drug        hundreds of molecules in a     - Lack of reproducibility
                         attached to a        discovery                  single experiment            - Single sample per analysis
                         glass, silicon or                             - Can be inexpensive           - Single type of assay per
                         nylon membrane                                                                 chip
                         surface                                                                      - Large image data file and
                                                                                                        data interpretation task
  Microfluidics Chips    Miniaturized lab     Genomics and biomedical  - Low required sample volume   - Inflexible design--fixed
                         techniques on a      research and drug        - Low required reagent volume    configuration
                         chip                 discovery                - Limited ability to perform   - High cost per test
                         Miniature liquid                                multiple bioassays           - Sizing technique which must
                         handling,                                       simultaneously                 be validated by other
                         electrophoretic                               - Reproducible                   methods
                         separations and                               - Fast time to result
                         detection
  Microtiter, bead, and  Plastic trays with   Genomics and biomedical  - Pervasive hardware           - Levels of accuracy ~ 95%
  amplification based    wells in which       research, drug           - Low cost chemistries         - High sample volumes
  assays.                assays are           discovery, clinical      - Varied chemistries           - High reagent volumes
  Primer extension       performed            diagnostics and            available                    - Single test per well
  assays                                      clinical trials          - Ability to perform multiple  - DNA methods can be complex
                                                                         bioassays simultaneously       and tedious, requiring
                                                                       - High batch throughput and      highly trained users
                                                                         parallel processing for
                                                                         screening
  Mass Spectrometry      Uses molecular       Genomics and biomedical  - Very high throughput         - Accuracy is limited to the
  Assays                 weight as a          research, clinical       - Reproducible and accurate      preanalytical molecular
                         detector for         trials and drug                                           identifiers
                         biological           discovery                                               - Large sample batches
                         molecules or tags                                                            required to justify setup
                                                                                                        time/expense
                                                                                                      - Hardware can be expensive
  DNA sequencing and     Fragments are        Genomics and biomedical  - Very high throughput         - Accuracy ~ 90-95% for SNPs,
  analysis by capillary  separated by gel     research, drug           - Reproducible                   ~ 99% for sequencing
  electrophoresis        electrophoresis in   discovery and forensics                                 - Calls, especially
                         capillary columns                                                            heterozygote calls, can be
                         and detected as                                                                subjective
                         they elute                                                                   - Resequencing with
                                                                                                        confirmation by alternative
                                                                                                        techniques is common
  Gels and Blots         Separation and       Genomics and biomedical  - Low equipment costs--many    - Labor intensive
                         identification of    research, drug             techniques and trained       - Low throughput
                         molecules by         discovery, clinical        technicians for most         - Technique-sensitive, lacks
                         physical and         diagnostics, clinical      molecules                      reproducibility and
                         chemical             trials and forensics     - Multiple assays are            accuracy
                         characteristics                                 possible                     - Wet and sometimes hazardous
                                                                                                        chemicals
                                                                                                      - Possibly subjective image
                                                                                                        analysis
                                                                                                      - Sizing techniques which
                                                                                                      must be validated by other
                                                                                                        technologies

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

THE NANOGEN SOLUTION

We believe that our initial product, the NanoChip molecular biology workstation, provides the accuracy, flexibility and ease-of-use features required to serve a wide range of genomic and biomedical as well as many other applications. We intend to promote the Nanogen system as the laboratory standard for molecular biologists, and the industry standard for accurate, targeted genomics in both laboratory and non-laboratory settings. The Nanogen system provides the following key features critical to its function as a universal molecular biology assay platform:

Accuracy

Accuracy is critical in laboratory analysis. The Nanochip molecular biology workstation, with its precision electronic addressing and high degree of stringency, exceeded the accuracy of the current "gold standard" techniques in the SNP studies conducted at the Mayo Clinic and the University of Texas Southwestern Medical Center.

Multiple formats

Nanogen's technology is designed to perform from one to 100 distinct assays on a single sample, or, unlike existing technologies, several user-defined assays on as many as 100 different samples. Each of the major bioassay formats, the "dot blot" and the "reverse dot blot," are conveniently handled by the NanoChip system. For example, the system could perform 100 SNP assays on one sample, or several SNP assays on 100 samples, each in a fully automated, user-defined manner. In addition, STR assays are conveniently performed in a hybridization format on the Nanogen system, with a similar degree of accuracy that the Nanogen system has demonstrated in other assay formats.

Flexibility/scalability

Nanogen's technology allows great flexibility in customizing test panels. Specific panels can be modified to include new assays or targets simply by the use of additional user-defined probe sets. Since as many as eight loaders can be controlled by one reader, the user can prepare as many as 32 programmed arrays in several hours. Due to this fact, labor is minimized, and the system can be efficiently utilized in laboratories of various sizes. Several different assay types may be combined on the same chip, for example a SNP assay and an STR assay, and potentially assayed at the same time. The NanoChip system should handle the flexibility requirements of the most advanced research laboratory, while maintaining the ease of use and accuracy requirements of the clinical laboratory. Nanogen's technology is a "bridging technology" that should simplify the adoption of what were once previously complex genetic tests by the routine clinical laboratory.

Speed

Nanogen's electronic concentration and hybridization technology greatly accelerates the analysis process from hours to minutes. This may enable point-of-care DNA diagnostics in the future, by allowing clinicians to perform tests and choose appropriate therapy while a patient is still in the physician's office.

Throughput

Nanogen's technology performs up to 100 tests on a single sample permitting highly efficient workflow for many biomedical applications in a variety of laboratory settings. Importantly, the ability to assay as many as 100 samples at a time allows for much higher throughput than is achievable with competitive technologies.

Diverse applications

The flexibility of Nanogen's electronic-based technology is applicable to biological analyses beyond genomics and biomedical research, including immunoassays, enzyme assays, cell separation and cell receptor studies.

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

Ease of use

Nanogen assays are simple to perform. Our fully automated probe loader allows the simultaneous programming of up to four NanoChip arrays. A loaded cartridge is inserted and then analyzed on the Nanogen reader. The NanoChip system includes proprietary software to automate all aspects of assay operation, as well as provide "real time" data acquisition and analysis. Results are provided without the need for extensive data interpretation and can be directly downloaded into a user's laboratory information system.

Cost effectiveness

We have designed the NanoChip system to be the cost-effective solution for most molecular biology assays. The system is easy to use and may not require highly skilled operators. Moreover, the custom features of the system allow users to employ their own reagents in designing arrays for specific purposes. Since the NanoChip system consumes very small quantities of reagents, generally at very low concentration, bioassay reagent costs per result, such as DNA, are very low. Walk-away automation conserves direct labor, while improving the overall effectiveness of the laboratory operation. In addition, user definability allows important experiments to be done quickly, both accelerating the discovery process and simplifying the validation of important targets.

STRATEGY

We intend to research, develop, manufacture and market instruments and components, independently and in conjunction with highly regarded corporate and government partners, to facilitate breakthrough genetic analyses. Our NanoChip molecular biology workstation uniquely bridges the gap between the earliest scientific research and much later stage clinical practice. Our strategy is to make our proprietary bioassay technology platform a standard for molecular identification and analysis across a broad range of applications. Our initial commercial product will be a bench-top system for use in biomedical research and genomic applications. The capabilities that are incorporated into this system, such as electronics-based tools that we believe can provide improved accuracy, speed and flexibility over current laboratory techniques, will form the core technology platform that will serve as the basis for expanding into other biological and non-biological areas.

Continue to pursue genomics and biomedical research applications

Recent market research indicates that while researchers want to use high throughput devices to discover genes and genetic mutations, they will want to explore the function and impact of these genes and mutations with a more targeted technology such as the NanoChip molecular biology workstation. We intend to pursue the genomics and biomedical research markets by taking advantage of the open architecture design of our technology that allows end users to customize microchips to meet their individual research needs and help drive development of novel applications. We believe that the speed and flexibility of the "build-your-own-chip" feature will be very attractive to researchers and will fulfill an unmet need for a powerful, versatile, programmable, and cost effective analytical tool and help drive further application development.

Pursue multiple applications

We intend to use substantially the same core hardware and consumable cartridge platform across a spectrum of applications. By doing this, we believe we can establish our platform as an industry standard and also reduce development costs for follow-on applications. This approach should also allow us to achieve manufacturing economies of scale that may help reduce our per unit cost of goods sold over time. For our initial commercial market, the biomedical research market, we do not anticipate the need for Food and Drug Administration or FDA or other regulatory approval. Over time, it is expected that additional

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

features, such as sample-to-answer capabilities and portability at reduced cost, may broaden the market potential from the research market to markets many times larger that include drug discovery, diagnostics, forensics, agriculture and environmental applications. Some of these applications would require FDA or other regulatory approval.

Develop recurring revenue stream through bench-top and consumable product sales

We intend to sell bench-top instruments which we believe will lead to a recurring stream of revenue from consumable cartridge sales. We believe that widespread market penetration of our instruments and the open architecture of the system will promote sustained demand for our cartridges.

Continue to establish strategic collaborations

We intend to continue to enter into collaborations to expand applications of our technology platform and to accelerate the commercialization of our products. By partnering with multinational healthcare and technology companies, we believe that we can gain broader access to global markets without shifting our resources from the development of our core technology platform. In addition, as part of these arrangements, we believe we can better focus our efforts on tailoring our technology to expanding markets while our collaborative partners contribute their technology and expertise in areas such as sales, marketing and regulatory approvals.

OUR PLATFORM TECHNOLOGY

Our proprietary platform technology takes advantage of the fact that most biological molecules are either positively or negatively charged. Through the use of microelectronics, this technology enables the active movement and concentration of electronically charged molecules such as DNA to and from designated test sites on a semiconductor microchip. These test sites are arranged in an array on our proprietary microchips. In addition, the technology allows for the simultaneous analysis of multiple test results, or "multiplexing," from a single sample. We believe these attributes make our technology well suited to unraveling complex genetic information. We believe our proprietary technology has applications for the analysis of unknown charged biological molecules which are capable of binding specifically to known capture molecules on a microchip. We have initially focused on DNA-based sample analysis in developing applications utilizing our platform.

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

We believe our technology may be applicable to a number of other analyses, in addition to DNA applications, including antigen-antibody, enzyme-substrate, cell-receptor, and cell separation techniques.

Our system can integrate in a single platform the following electronic operational features:

Electronic addressing

Electronic addressing is the process by which we place charged molecules at specific test sites. Since DNA has a strong negative charge, it can be electronically moved to an area of positive charge. A test site or a group of test sites on the microchip is electronically activated with a positive charge. A solution of DNA probes is introduced onto the microchip. The negatively charged probes rapidly move to the positively

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

charged sites, where they concentrate and are chemically bound to that site. The microchip is then washed and another solution of distinct DNA probes can be added. Site by site, row by row, an array of specifically bound DNA probes can be addressed on the microchip. Multiplexed sites can be addressed simultaneously, allowing for speed and flexibility of array assembly. With the ability to electronically address capture probes to specific sites, the NanoChip molecular biology workstation allows end users to build custom arrays through the placement of specific capture probes on a microchip. These microchip arrays may provide research professionals with a powerful and versatile tool to process and analyze molecular information.

Electronic concentration and hybridization

Following electronic addressing, we use electronics to move and concentrate target molecules to one or more test sites on the microchip. In contrast to the passive hybridization process, the electronic concentration process has the advantage of significantly accelerating the rate of hybridization of a given target molecule with complementary capture probes.

Stringency control

In addition to utilizing conventional thermal and chemical stringency techniques, the NanoChip molecular biology workstation is capable of utilizing electronic stringency control when appropriate. Electronic stringency control can provide a means to quickly and easily remove non-complementary DNA as part of the hybridization process. Electronic stringency can provide quality control for the hybridization process and ensures that any bound pairs of DNA are truly complementary. The precision, control, and accuracy of our platform technology may permit the detection of single point mutations, single base pair mismatches or other genetic mutations which have significant implications in a number of disease states. Electronic control allows rapid and selective stringency conditions to be applied to individual test sites, which cannot be achieved with conventional methods. In contrast to conventional approaches, our technology can also accommodate both short and long single-stranded fragments of DNA on the same chip. This flexibility reduces the required number of probes and related test sites on the microchip. Currently marketed DNA arrays are difficult to control, require more uniformity in the preparation of the sample, and require greater redundancy to improve accuracy.

Electronic multiplexing

Our electronic multiplexing feature allows the simultaneous analysis of multiple tests from a single sample or multiple samples to be queried during the hybridization process. Electronic multiplexing is facilitated by the ability to control individual test sites (for addressing of capture probes and concentration of test sample molecules) which allows for the simultaneous use of biochemically unrelated molecules on the same microchip. Sites on a conventional DNA array cannot be individually controlled, and therefore the same process steps must be performed on the entire array. The use of electronics in our technology provides increased versatility and flexibility over these conventional methods.

Strand Displacement Amplification

Strand Displacement Amplification, or SDA, is a proprietary target amplification process whereby very low numbers of diagnostic targets in a test sample are enzymatically amplified to exponentially higher levels, greatly simplifying accurate detection of these targets. Because this process does not require thermal cycling, it is extremely fast, and complex instrumentation is not required. The Nanogen/Becton Dickinson Partnership was granted rights to Becton Dickinson's patents relating to SDA in infectious disease diagnostics. In addition, we were granted rights to use SDA in the fields of IN VITRO human genetic testing and cancer diagnostics for use outside The Nanogen/Becton Dickinson Partnership. We believe that SDA may be an important element in the development of sample-to-answer applications for our technology platform.

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

THE NANOCHIP MOLECULAR BIOLOGY WORKSTATION COMPONENTS

The NanoChip molecular biology workstation consists of both a consumable cartridge containing a proprietary semiconductor microchip and a fully automated instrument that controls all aspects of microchip operations, processing, detection and reporting. The system has been designed so that after insertion of a consumable cartridge containing a test sample into the instrument, all subsequent steps are handled automatically under computer control. We have also developed a bench-top microchip loader for those researchers wishing to electronically address microchips with their own capture probes.

Consumable cartridge

The consumable NanoChip cartridge consists of a proprietary semiconductor microchip with electrical and fluidic connections to the instrument. We are finalizing designs for commercially manufacturing our cartridges based on successful tests with a number of prototype cartridges. We expect that the consumable cartridge and microchip will be manufactured in high volumes at a low cost relative to many current technologies.

SEMICONDUCTOR MICROCHIP

Our proprietary microchip utilizes advances in the semiconductor industry and is designed and constructed using microlithography and fabrication techniques. Our microchip is coated with a proprietary permeation layer to which capture probes are attached and is mounted within the consumable cartridge. We have developed arrays of various sizes utilizing both passive and active CMOS microchips, as well as flip chip assembly technologies. We expect our initial production of consumable cartridges to employ 100 different test sites on the microchip.

PERMEATION LAYER

Our proprietary permeation layer, which is critical to the proper functioning of our system, is the interface between the surface of the microchip and the biological test environment. The permeation layer isolates the biological materials from the harsh electrochemical environment near the electrode surface and provides the chemistry necessary for attachment of capture probes.

CAPTURE PROBES

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

Our instruments

Our fully integrated NanoChip instrument system consists of four major subsystems: (1) a freestanding microchip loader to perform electronic addressing of blank microchips, (2) a highly sensitive, laser-based fluorescence scanner that detects molecular binding, (3) a fluid handling subsystem that controls test sample application and washing steps and (4) computer hardware and software that allow the operator to select assays from a graphical user menu which controls all microchip operations, tabulates test results and prints test reports.

MICROCHIP LOADER

For biomedical research applications, our system includes a cartridge/microchip loader that will allow the user to electronically address their own probes to test sites on up to four chips simultaneously. For the

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

diagnostics market and most other applications, a loader will not be required because we intend to provide pre-addressed microchips for a specific panel of tests. Multiple loaders can operate concurrently under the control of one system.

FLUORESCENT ARRAY SCANNER

The fluorescent scanner component of the system uses pattern recognition techniques and optoelectronic technology to reduce instrument cost and size and eliminate the need for complicated array positioning mechanics. In its present configuration, the scanner is able to perform high sensitivity scans of arrays of 100 test sites in less than two minutes.

FLUIDICS STATION

Within the fluorescent array scanner component of the system, the fluidics station automates the movement of the reagents and test sample onto the consumable cartridge. The fluidic subassembly of the instrument includes a panel of precision syringe pumps, a cartridge-mounted sample assembly and fluidic connections between the instrument and the consumable cartridge.

COMPUTER HARDWARE AND SOFTWARE SYSTEM

A multi-tasking operating system and microprocessor control all aspects of the systems operations, including bar-coded assay selection, assay operation, fluorescent signal detection and signal processing, calculation of assay results and report generation. Each of the individual array locations is separately controlled by the microprocessor. Fluorescent signals emanating from positive test sites are scanned, monitored and quantitated.

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

                                      NanoChip Analysis Process

                                 Cartridge
     [LOGO] An active microelectronic chip is mounted within a plastic molded cartridge. The bar-coded cartridge is delivered in a ready-to-address format with no genetic sequences pre-attached.
                                 Electronic addressing
                                 Users design and create their own genetic arrays on the microelectronic chip with Nanogen's automated system. A microtiter plate containing up to 96 different genetic sequences is placed in the loader instrument. The system then automatically electronically addresses the microchip to the user-defined arrays.
                                 Electronic hybridization and stringency
                                 Users add the test sample to the cartridge and insert the cartridge into the reader. The instrument then automatically performs electronic hybridization and the appropriate stringency control. The electronically enhanced process speeds and improves the genetic analysis, allowing single-base accuracy.
                                 [LOGO]
                                 Simple-to-read output
                                 Within minutes of inserting the bar-coded cartridge for analysis, easy-to-read and interpret output is available. Data can be automatically downloaded to network systems and to standard software spreadsheet packages. The entire electronic addressing and data output process can be completed rapidly, allowing users to accelerate their research process by creating new genetic arrays based on previous experimental results.

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

PRODUCTS AND APPLICATIONS UNDER DEVELOPMENT

Genomics and biomedical research applications

We expect to begin commercialization of the NanoChip molecular biology workstation, a bench-top molecular analysis system, for use in the genomics and biomedical research market during the second half of 2000. Unlike the high-density arrays and sequencing technologies now in the marketplace, our focus will be on the targeted analysis of data from the genomics revolution--helping researchers define the function of genes rather than discover new genes. We believe our technology is well suited for this research, given the speed, user programmability, multiplexing capability and sensitivity of our unique platform.

Given that researchers are just beginning to move beyond gene discovery into this targeted analysis area referred to as functional genomics, the timing of our anticipated product introduction may be well suited to meet this evolving market need. An independent market research study by Strategic Directions International published in December 1999 indicated that the market potential for DNA microarrays is anticipated to grow rapidly from $200 million in 2000 to almost $800 million by 2003.

Our initial strategy for entering this market will be to focus on sophisticated commercial and academic users such as large pharmaceutical companies, biotechnology companies and research and academic institutions. We intend to provide technical support and applications specialists to assist these customers in applying the technology. Our initial product offering is expected to include features such as the ability to perform assays on SNPs, point mutations and genetic repeats in a multiplexed format using a variety of different methods. We plan to further define and develop additional capabilities, such as gene expression, on-chip amplification and sample processing. As these capabilities are added, we expect to start expanding our customer base to a wider group that may ultimately encompass a significant percentage of the biomedical research labs in the U.S. and other parts of the world.

Diagnostics applications

We anticipate the introduction of array-based diagnostic testing will grow as effective technologies are introduced and validated. This multi-step process will allow for both the development of relevant genetic-based tests that may evolve from biomedical research, and for the awareness and confidence in array-based technology to extend to medical practitioners. Finally, we anticipate the need for regulatory approval of certain diagnostic tests. It is our intention to begin serving the diagnostic market in advance of a regulatory approved product by providing a flexible tool to be used for clinical research and for an industry practice referred to as "home brew" or "in-house" testing.

PHARMACOGENOMICS

We believe that the ability of our technology to screen simultaneously for various DNA sequences and the ability to differentiate between SNPs has potentially wide applicability to the field of genetic testing in general and pharmacogenomics in particular.

Our NanoChip molecular biology workstation may provide pharmaceutical and biotechnology companies with the ability to identify important genetic variations early in the drug development process. We believe our system may help stratify patients during clinical trials and identify those receiving the maximum benefit from treatment. We intend to ultimately develop a small sample-to-answer, FDA-approved diagnostic test that can be used in a doctor's office potentially while a patient is waiting. We have a development program underway to develop a more compact version of our NanoChip instrument system.

INFECTIOUS DISEASES

We believe we have the potential to apply our technology in the field of infectious disease diagnostics to develop automated tests to replace the manual and time-intensive procedures used in hospitals and reference

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

laboratories. The role of the clinical microbiology laboratory is to detect, identify and determine antibiotic sensitivity of disease causing microorganisms. To accomplish this task, colonies of microorganisms from patient specimens are grown, or cultured, in various growth media. Following colony growth, various direct and indirect techniques are utilized to determine the identity and, as required, the sensitivity of the microorganism to specific antibiotics. Using currently available technologies, the entire process may take days or weeks to complete while the patient, requiring immediate therapy, must be treated by the clinician based upon the best clinical facts available at that time. Upon receipt of the diagnostic analysis from the laboratory, the initial patient treatment protocol may need to be modified in order to treat the patient more effectively.

Current culture-based methods detect a single microorganism at one time. Because a particular infectious episode may be caused by one of many microorganisms or several microorganisms together, multiple tests may be required to determine the correct diagnosis. "Single tube" (one at a time) DNA probe diagnostics, which were first introduced to the marketplace in the mid-1980's, have been unsuccessful in displacing culture based diagnostic tests in part due to their inability to identify several organisms simultaneously. Our technology addresses these shortcomings by allowing the simultaneous analysis of multiple microorganisms from a single patient sample. We believe our technology and integrated system may speed the time-to-result for diagnostic tests and patient treatment and offer our customers the opportunity to lower their costs and improve productivity by automating all or a significant portion of their labor-intensive testing.

OTHER GENETIC TESTING APPLICATIONS

As the Human Genome Project opportunity and other public and private genetic sequencing efforts yield increasing amounts of genetic information, the demand for genetic predisposition testing will continue to grow. Because many important genetic diseases are ideally suited to diagnosis in multiplexed arrays, we believe that our technology platform could contribute significantly to the expansion of testing in this area. For example, in cancer diagnostics, certain mutations are indicative of a predisposition to certain types of cancer. Although many diseases involve multiple mutations, the ability to analyze all possible mutations has previously been expensive and impracticable. Our stringency control feature potentially permits rapid and accurate testing for these single point mutations. While our development efforts in this area with respect to specific genetic tests are still at an early stage, our core technology platform for other diagnostic applications may be well suited for these opportunities.

Drug discovery applications

We believe we have a powerful tool which will clarify appropriate pathways for therapeutic intervention, identify and evaluate lead compounds and simultaneously assess the efficacy and toxicology of these compounds in model systems. It is estimated that the preclinical drug discovery process takes an average of six and one-half years. Consequently, we believe there is a significant demand for improved tools which accelerate the drug discovery process.

We believe the microelectronic array format and independent test site control of our system are well suited for applications in drug discovery. In addition, we believe the use of electronics beyond the array format may provide a valuable tool for the high throughput screening of compounds. Our electronic technology is expected to enable the rapid manipulation of potential drug molecules against targets such as bacteria, virus, tumor or immune response cells addressed to the microchip to determine drug efficacy, thus simplifying the drug discovery process. The combination of electronic addressing and the electronic protection of specific areas of the microchip allows the targeting of chemical building blocks to unique locations on the array. We believe our system may provide an efficient automated method for drug lead optimization.

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

To further advance our efforts in this area, we entered into a research and development collaboration with Aventis in 1998. This collaboration is focused on the development of novel electronic combinatorial approaches toward drug screening and discovery. We expanded our relationship with Aventis in 1999 by adding two additional projects. Nanogen and Aventis met all of the objectives for the initial collaboration in 1998 and 1999 and agreed to extend the research program through 2001.

Forensic applications

STRs are the genetic sequences chosen by the U.S. government and other foreign governments to populate their national criminal identification databases. These databases are intended to provide nationwide tools for identifying repeat criminals by comparing a given piece of evidence or sample from a suspect with the sequences stored in the database. We believe our NanoChip molecular biology workstation may be useful in human identity testing.

Non-biological applications

We are applying our core microelectronics biochip technology to potential applications in non-biological areas which include nanotechnology, data storage and semiconductor manufacturing. Based on the intrinsic self-assembly and programmable qualities of DNA, our technology uses electrical current to direct the heterogeneous integration of a number of molecular and nonmolecular components onto a microelectronic chip. Presently, there are a number of academic groups, government research labs, and electronics companies involved in the development of molecular electronic components, but no one has successfully developed a way to integrate them into useful devices. Our integrated "host substrate" or "motherboard" array capability could serve to provide useful new tools with the ability to take advantage of these valuable components.

Our electronic "pick and place" technology may have several advantages compared to the more difficult conventional processes. Our technology could facilitate the movement and assembly of microelectronic components ranging in size from molecular scale to micron scale, something traditional assembly methods cannot achieve. Also, using electric field specificity control, we may have the ability to form novel integrated devices in a more timely and cost-effective fashion. For example, we are evaluating the use of this platform technology to facilitate integration of different size components for the development of new photonic or electronic devices.

COMMERCIALIZATION PLAN

Successful beta site tests

Beta site testing is the process of placing pre-commercial products into potential customer laboratories, and allowing them to use the system and provide feedback to the manufacturer regarding product performance and potential opportunities for improvement. We beta tested our NanoChip molecular biology workstation during 1999 at three highly visible commercial and academic centers: the Mayo Clinic, the University of Texas Southwestern Medical Center and the Bode Technology Group. The Mayo Clinic is a world-renowned clinical research facility and clinical practice, the University of Texas Southwestern Medical Center is a university-based genomics center and the Bode Technology Group is a private forensics laboratory. The Mayo Clinic and the University of Texas Southwestern Medical Center performed SNP analyses, while the Bode Technology Group performed an STR analysis. In each case, the researchers at the beta sites released results of their studies which all indicated a very high level of accuracy. The Mayo Clinic and the University of Texas Southwestern Medical School both reported 100% accuracy for the SNP studies performed using the NanoChip molecular biology workstation, which exceeded the performance of their current "gold standard" techniques. The STR analysis beta test results at the Bode Technology Group

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

showed greater than 99.5% accuracy for the NanoChip molecular biology workstation. Additionally, all three sites provided input throughout the beta testing process that helped us design improvements into the NanoChip molecular biology workstation.

Commercial launch

We plan to begin commercialization of our NanoChip molecular biology workstation during the second half of 2000 to a select group of customers in the genomics and biomedical research field. The initial applications for the technology will be for the analysis of DNA including SNPs, PMs and STRs. It is anticipated that the analysis of gene expression will be added as an additional application.

COLLABORATIVE ALLIANCES

We have established collaborative alliances in the areas of infectious disease diagnostics, drug discovery and genomics as part of our strategy to expand the applications and accelerate the commercialization of products derived from our technology. We have expanded our relationship with Aventis by increasing the number of collaborative research and development projects from one to three. In January 2000 we entered into a manufacturing, development and distribution agreement with Hitachi. Because of the importance of the biomedical research and genomics market as a beachhead, we anticipate being directly involved with marketing our first product line to this non-regulated market segment. Additionally, we expect to distribute products in Japan through the distribution arm of Hitachi.

Aventis

In December 1997, we entered into a Letter Agreement with Aventis for an exclusive research and development collaboration relating to new drug discovery tools and immunodiagnostics research. In connection with the Letter Agreement, we entered into a definitive Collaborative Research and Development Agreement with an effective date of January 1, 1998. The arrangements for the commercialization of products, if any, developed as a result of the collaboration will be negotiated by the parties prior to completion of the research and development phase. In addition, in September 1999 we expanded our relationship with Aventis by adding two new research and development programs focused on gene expression arrays and on an electronics-based high throughput screening system. We retain full commercialization rights for the products resulting from these new projects, while Aventis retains the right to use the technology for internal research and development.

As part of our collaboration, we have agreed to issue a warrant for 120,238 shares of common stock to Aventis at an exercise price of $8.75 per share. We have also agreed to issue to Aventis, upon the achievement of certain milestones, warrants to purchase up to approximately 360,000 additional shares of common stock as follows: upon announcement by the parties of entry into the product development phase of the research and development collaboration, a warrant for the purchase of approximately 180,000 shares of common stock at a 50 percent premium to the market price on the date of such entry, and upon the first commercial sale by the joint venture or other joint relationship, a warrant to purchase an additional 180,000 shares of common stock at a 50 percent premium to the market price on the date of such sale. The warrants will have five-year maximum terms, provided that with respect to each such warrant issuance, if at any time subsequent to the issuance of the warrant the price of our common stock exceeds the exercise price by 50 percent or more, Aventis must exercise such warrant no later than the end of its next fiscal year.

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

Hitachi

In January 2000, we executed an agreement with Hitachi for the full-scale commercial manufacturing and distribution of our Nanogen molecular biology workstation in specified research markets. Hitachi's Instrument Group will provide technology and technical support to aid in the manufacturing scale up of the Nanogen molecular biology workstation's components.

Hitachi will have the right to be the sole distributor of Hitachi-produced Nanogen molecular biology workstations instruments in Japan. Hitachi will also have the non-exclusive right to distribute NanoChip cartridges in Japan. We retain the right to distribute, directly or through others, Hitachi produced NanoChip molecular biology workstations outside of Japan. In addition, we will develop and manufacture the NanoChip cartridges for distribution worldwide. The agreement is non-exclusive and excludes certain clinical markets, and we continue to have the right to form other manufacturing and distribution agreements for all markets and for all non-Hitachi produced products.

Becton Dickinson

In connection with Nanogen's joint venture with Becton Dickinson in October 1997, The Nanogen/Becton Dickinson Partnership, or the Partnership, a Delaware general partnership was established. The Partnership was formed to develop and commercialize products in the field of IN VITRO nucleic acid-based diagnostic and monitoring technologies in infectious diseases.

In 1999, Becton Dickinson and Nanogen agreed to discuss a change in the Partnership's scope and field. Both parties are currently in discussions with the intention of redefining the Partnership's scope and field to better align it with the strategic goals of each party. We have received no research funding from Becton Dickinson since the third quarter of 1999, and are uncertain whether we will receive any additional research funding from Becton Dickinson. Concurrently with the execution of the joint venture agreement, we entered into a worldwide, royalty-bearing, nonexclusive license agreement with Becton Dickinson, relating to Becton Dickinson's proprietary SDA technology for use by us outside the Partnership in the fields of IN VITRO human genetic testing and IN VITRO cancer diagnostics.

Elan

In December 1997, we entered into a nonexclusive research and development agreement with Elan Pharmaceuticals, plc for the development of genomics and gene expression research tools. The agreement contemplates that we will develop products for discrimination of sequence variations such as single nucleotide polymorphisms, allelic variations, genotyping, and mutation detection. We may also develop products for use in expression monitoring of RNA levels for use in gene discovery, drug discovery, target validation, animal studies, and toxicity studies. In 1999 and 1998, revenues earned by us pursuant to this agreement were approximately $568,000 and $929,000 respectively. We are uncertain if we will receive any additional funds from Elan.

RESEARCH GRANTS

We have a number of active research grants and contracts administered by various governmental agencies. In September 1998, we were awarded (1) a contract by the Space and Naval Warfare Systems Center San Diego or SSC San Diego for the Defense Advance Research Projects Agency of $7 million over a five year term and
(2) a grant from the National Institute of Justice or NIJ of approximately
$1 million over a five year term. The contract award which was made by SSC San Diego for the Defense Advance Research Projects Agency, includes over
$2 million to be paid during the first two years, and options to extend the program for up to an additional three years that would pay us up to an additional $4.8 million. The goal of the program is to create an advanced miniaturized lab for biological warfare defense applications. Under the

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

grant awarded by the U.S. Department of Justice, Office of Justice Programs we are continuing our work in the development of a portable microchip array-based genetic detector for rapid forensic DNA testing and identification at the crime scene.

RESEARCH AND PRODUCT DEVELOPMENT

Our research and product development is dedicated to:

-   developing our DNA analysis platform;

-   using this basic technology in a number of different product areas;

- planning system modifications for specific applications using a common platform; and

-   enhancing chip design and capabilities to simplify instrument design.

We have project teams focused on technology applications for the research market and for drug discovery applications for the Aventis collaboration. In addition, we have various groups supporting activities related to government contracts and grants for both biologic and non-biologic applications.

PROPRIETARY TECHNOLOGY AND PATENTS

We have twelve issued U.S. patents, seven foreign issued patents and a number of pending patent applications filed in the U.S. and abroad. In addition to pursuing patents and patent applications relating to our platform technology, we may enter into other license arrangements to obtain rights to third-party intellectual property where appropriate.

Our or our licensors' patent applications may not be issued. Issued patents may not be found valid if challenged. In addition, intellectual property rights licensed by us may not be successfully integrated into commercial products. Others may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent, which could adversely affect our ability to protect future product development and, consequently, our business, financial condition and results of operations.

All of our inventions have originated in the U.S. and all patent applications were originally filed in the U.S. We also seek to protect these inventions through foreign counterpart applications filed in selected other countries. Because patent applications in the U.S. are maintained in secrecy until the patents are issued and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our issued or pending patent applications or that we were the first to file for protection of inventions set forth in such patent applications. Our planned or potential products may be covered by third-party patents or other intellectual property rights, in which case continued development and marketing of the products would require a license. Required licenses may not be available to us on acceptable terms, if at all. If we do not obtain these licenses, we could encounter delays in product introductions while we attempt to design around the patents, or could find that the development, manufacture or sale of products requiring these licenses is foreclosed.

We are aware of U.S. and corresponding foreign patents and applications which are assigned to Affymax Technologies, N.V., and Affymetrix which relate to certain devices having 1,000 or more groups of oligonucleotides occupying a total area of less than 1 cm(2) and 400 different oligonucleotides per cm(2) on a substrate. In the event that we proceed with the development of arrays with more than 400 groups of oligonucleotides, we expect to design our devices through, among other things, the selection of the physical

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

dimensions, methods of binding and selection of support materials to avoid infringing these patents. We may not be able to design around these patents. We are aware of U.S. and European patents and patent applications owned by Isis Innovations Ltd. (E. M. Southern). We have opposed one allowed European patent which had broad claims to array technology for analyzing a predetermined polynucleotide sequence. Isis Innovations' position with respect to the opposed patent is that the claims relate to what it terms the "diagnostic mode." Those claims have now all been narrowed to the point that if the claims are accepted by the European Patent Office, they would not be infringed by our technology. On May 5, 1998, The Opposition Division of the European Patent Office issued a provisional nonbinding opinion that the claims should be revoked. If the claims of the original European patent survive the opposition or if an application relating to arrays issues in another country with claims as broad as the original European patent, we would be subject to infringement claims that could delay or preclude sales of some or all of our anticipated diagnostic products. We are also aware of a U.S. patent and corresponding foreign applications which are assigned on their face to Massachusetts Institute of Technology, Houston Advanced Research Center and Baylor College of Medicine. We believe that we have meritorious positions regarding non-infringement and invalidity. Parties claiming to have rights under the patent and applications have offered us a license. No assurance can be made that a license will be available on commercially acceptable terms, or that we would prevail in any ultimate action.

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

MANUFACTURING

In January 2000 we formed a collaboration with Hitachi for the manufacture of our NanoChip molecular biology workstation instruments. For the manufacture of the NanoChip cartridge, we perform many of the proprietary assembly steps in-house, including deposition of the permeation layer and final electronic assembly and testing. We believe our technology allows for large-scale microchip production at a relatively low cost. We believe this scalability and low cost will help promote the rapid acceptance of our proprietary semiconductor-based platform technology as an industry standard. However, achieving these efficiencies will require substantial commercial volumes and there can be no assurance we will be successful in generating sufficient demand to scale up manufacturing capacity to levels that will allow our products to be priced competitively.

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

SALES AND MARKETING

We plan to field a focused, direct sales force in the United States and Europe to coordinate the sale and marketing of our first product, the NanoChip molecular biology workstation. The sales team will target sites for multi-unit placements, strategic development of diagnostic content, and value-added distribution partners for selected market segments.

Hardware service for our Hitachi-made NanoChip molecular biology workstations is expected to be provided by Hitachi's technical service organization. Hitachi's wholly-owned distribution partner, Nissei-Sangyo, will sell and service NanoChip systems and cartridges in Japan.

In San Diego, we will support world-wide field activities with a customer applications laboratory. This laboratory will be used to assist in early customer demonstrations, protocol development and training.

COMPETITION

As we develop applications of our technology, we expect to encounter intense competition from a number of companies that offer products competing in our targeted applications. We anticipate that our competitors in these areas will include health care companies that manufacture laboratory-based tests and analyzers, diagnostic and pharmaceutical companies, as well as companies developing drug discovery technologies. To the extent we are successful in developing products in these areas, we will face competition from established and development-stage companies.

In many instances, our competitors have substantially greater financial, technical, research, and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, competitors may offer broader product lines and have greater name recognition than us, and may offer discounts as a competitive tactic. In addition, several development stage companies are making or developing products that compete with our potential products. There can be no assurance that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our potential products, or that would render our technologies and products obsolete. Also, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with respect to our technologies. Rapid technological development by others may also result in competing products or technologies.

GOVERNMENT REGULATION

For our initial commercial market, the biomedical research market, we do not anticipate the need for FDA or other regulatory approval. We have not applied for FDA or other regulatory approvals with respect to any of our products under development. We anticipate, however, the manufacturing, labeling, distribution and marketing of some or all of the diagnostic products we may develop and commercialize in the future will be subject to regulation in the U.S. and in other countries. In addition to clinical diagnostic markets, we also may pursue forensic, agricultural, environmental, laboratory and industrial applications for our products which may be subject to different government regulation. Aspects of our manufacturing and marketing activities may also be subject to federal, state and local regulation by various governmental authorities.

In the U.S., the FDA regulates, as medical devices, most diagnostic tests and IN VITRO reagents that are marketed as finished test kits and equipment. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, design, manufacture, labeling, distribution and promotion of medical devices. We will not be able to commence

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

marketing or commercial sales in the U.S. of new medical devices under development that fall within the FDA's jurisdiction until we receive clearance or approval from the FDA, which can be a lengthy, expensive, and uncertain process. Noncompliance with applicable requirements can result in, among other things, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, or criminal prosecution.

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

The PMA approval process is more expensive, uncertain, and lengthy than the 510(k) clearance process. A PMA must prove the safety and effectiveness of the device to the FDA's satisfaction, which typically requires extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate the safety and effectiveness of the device. Although clinical investigations of most devices are subject to the investigational device exemption requirements, clinical investigations of IN VITRO diagnostic tests, such as our products and products under development, are exempt from the investigational device exemption requirements, including the need to obtain the FDA's prior approval, provided the testing is noninvasive, does not require an invasive sampling procedure that presents a significant risk, does not introduce energy into the subject, and is not used as a diagnostic procedure without confirmation by another medically established test or procedure. In addition, the IN VITRO diagnostic tests must be labeled for research use only or investigational use only, and distribution controls must be established to assure that IVDs distributed for research or clinical investigation are used only for those purposes.

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

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

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

Any of our customers using our diagnostic devices for clinical use in the U.S. may be regulated under the Clinical Laboratory Improvement Amendments of 1988 or CLIA. CLIA is intended to ensure the quality and reliability of clinical laboratories in the U.S. by mandating specific standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of diagnostic tests ("waived," "moderately complex" and "highly complex"), and the standards applicable to a clinical laboratory depend on the level of the tests it performs. CLIA requirements may prevent some clinical laboratories from using our diagnostic products. Therefore, CLIA regulations and future administrative interpretations of CLIA may have a material adverse impact on us by limiting the potential market for our products.

The Food and Drug Administration Modernization Act of 1997 makes changes to the device provisions of the FD&C Act or the Act and other provisions in the Act affecting the regulation of devices. Among other things, the changes will affect the IDE, 510(k) and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third-party review, and the dissemination of off-label information. We cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of our products. There can be no assurance that the new legislation will not impose additional costs or lengthen review times for our products.

Additionally, our food pathogen products will be subject to the regulations of various domestic and foreign government agencies which regulate food safety and food adulteration, including the U.S. Department of Agriculture.

FACILITIES

We currently lease approximately 45,000 square feet of commercial real estate in San Diego, California, under a lease expiring in 2005. We have an option to renew the lease on this facility for two additional five-year terms. The facility currently houses our administrative offices and research and development

--------------------------------------------------------------------------------

Business
--------------------------------------------------------------------------------

laboratories, and is expected to be sufficient to meet our currently anticipated facilities needs at least through 2000. If required, we believe we will be able to obtain additional facilities space on commercially reasonable terms.

EMPLOYEES

    As of December 31, 1999, we had 142 full-time employees, of whom 50 hold Ph.D. degrees and 19 hold other advanced degrees. Approximately 90 are involved in research and development, 26 in operations, manufacturing and quality assurance, and 26 in finance, legal, marketing and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. None of our employees is covered by a collective bargaining agreement, and we believe that we maintain good relations with our employees.

FACTORS THAT MAY AFFECT RESULTS

Our products may not be successfully developed, which would harm us and force us to curtail or cease operations.

We are at an early stage of development. All of our products are under development. We have not sold any products and do not expect to sell any products until at the earliest the last half of 2000. Our products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

Our success will depend upon our ability to overcome significant technological challenges and successfully introduce our products into the marketplace. A number of applications envisioned by us need significant enhancements to our basic technology platform.

Lack of market acceptance of our technology would harm us.

We may not be able to develop commercially viable products. Even if we develop a product it may not be accepted in the marketplace. If we are unable to achieve market acceptance, we will not be able to generate sufficient product revenue to become profitable. Market acceptance will depend on many factors, including our ability to:

- convince prospective strategic partners and customers that our technology is an attractive alternative to other technologies;

- manufacture products in sufficient quantities with acceptable quality and at an acceptable cost; and

-   place and service sufficient quantities of our products.

In addition, our technology platform could be harmed by limited funding available for product and technology acquisitions by our customers, as well as internal obstacles to customer approvals of purchases of our products.

Commercialization of some of our potential products depends on collaborations with others. If our collaborators are not successful or if we are unable to find collaborators in the future, we may not be able to develop these products.

Our strategy for the research, development and commercialization of some of our products requires us to enter into contractual arrangements with corporate collaborators, licensors, licensees and others. Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements. Some collaborators may not perform their obligations as we expect or we may not derive any revenue from these arrangements.

We have collaborative agreements with several health care companies. We do not know whether these companies will successfully develop and market any products under our respective agreements. Moreover, some of our collaborators are also researching competing technologies targeted by our collaborative

--------------------------------------------------------------------------------

Risk factors
--------------------------------------------------------------------------------

programs. We may be unsuccessful in entering into other collaborative arrangements to develop and commercialize our products. In addition, disputes may arise over ownership rights to intellectual property know-how or technologies developed with our collaborators.

We currently have agreements with Aventis Research & Technologies, or Aventis, Becton, Dickinson and Company, or Becton Dickinson, and Elan Corporation plc, or Elan, that contemplate the commercialization of products resulting from research and development collaboration agreements between the parties. In addition, we have a manufacturing and distribution agreement with Hitachi. These collaborations may not be successful. We have received no funding under our collaboration with Becton Dickinson since the third quarter 1999 and we may never receive any additional funds from Becton Dickinson. We have not yet agreed upon specific program objectives with respect to our research and development agreement with Elan, and we may never receive any additional funds from Elan.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

We have not sold any products and do not expect to sell any products until at the earliest the last half of 2000. From our inception to December 31, 1999, we have incurred cumulative net losses totaling approximately $72.6 million. Moreover, our negative cash flow and losses from operations will continue and increase for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant.

To develop and sell our products successfully, we will need to increase our spending levels in research and development, as well as in selling, marketing, and administration. We will have to incur these increased spending levels before knowing whether our products can be sold successfully.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish manufacturing and marketing capabilities. We may seek additional funds through public and private stock offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources. If we cannot raise more money we will have to reduce our capital expenditures, scale back our development of new products, reduce our workforce and license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we will need will depend on many factors, including among others:

-   the progress of our research and development programs;

-   the commercial arrangements we may establish;

-   the time and costs involved in:

    - scaling up our manufacturing capabilities;

    - obtaining necessary regulatory approvals; and

    - filing, prosecuting, defending and enforcing patent claims; and

- the scope and results of our future preclinical studies and clinical trials, if any.

Additional capital may not be available on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.

--------------------------------------------------------------------------------

Risk factors
--------------------------------------------------------------------------------

Competing technologies may adversely affect us.

We expect to encounter intense competition from a number of companies that offer products in our targeted application areas. We anticipate that our competitors in these areas will include:

-   health care companies that manufacture laboratory-based tests and analyzers;

-   diagnostic and pharmaceutical companies; and

-   companies developing drug discovery technologies.

If we are successful in developing products in these areas, we will face competition from established companies and numerous development-stage companies that continually enter these markets.

In many instances, our competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, these competitors may offer broader product lines and have greater name recognition than us and may offer discounts as a competitive tactic.

In addition, several development-stage companies are currently making or developing products that compete with or will compete with our potential products. Our competitors may succeed in developing, obtaining FDA approval or marketing technologies or products that are more effective or commercially attractive than our potential products, or that render our technologies and potential products obsolete. As these companies develop their technologies, they may develop proprietary positions which may prevent us from successfully commercializing products.

Also, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.

The uncertainty of patent and proprietary technology protection and our potential inability to license technology from third parties may adversely affect us.

Our success will depend in part on obtaining and maintaining meaningful patent protection on our inventions, technologies and discoveries. Our ability to compete effectively will depend on our ability to develop and maintain proprietary aspects of our technology, and to operate without infringing the proprietary rights of others, or to obtain rights to third-party proprietary rights, if necessary. Our pending patent applications may not result in the issuance of patents. Our patent applications may not have priority over others' applications, and even if issued, our patents may not offer protection against competitors with similar technologies. Any patents issued to us may be challenged, invalidated or circumvented and the rights created thereunder may not afford us a competitive advantage.

Our commercial success also depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technologies and products. We are aware of third-party patents that may relate to our technology. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. We may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in an action and any license required under a patent may not be made available on commercially acceptable terms, or at all.

--------------------------------------------------------------------------------

Risk factors
--------------------------------------------------------------------------------

There are many U.S. and foreign patents and patent applications held by third parties in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. Litigation could result in substantial costs and the diversion of management's efforts regardless of the result of the litigation. Additionally, the defense and prosecution of interference proceedings before the U.S. Patent and Trademark Office, or USPTO, and related administrative proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel. We may in the future become subject to USPTO interference proceedings to determine the priority of inventions. In addition, laws of some foreign countries do not protect intellectual property to the same extent as do laws in the U.S., which may subject us to additional difficulties in protecting our intellectual property in those countries.

We are aware of U.S. and corresponding foreign patents and applications which are assigned to Affymax Technologies, N.V., and Affymetrix, Inc. which relate to certain devices having 1,000 or more groups of oligonucleotides occupying a total area of less than 1 cm(2) and 400 different oligonucleotides per cm(2) on a substrate. In the event that we proceed with the development of arrays with more than 400 groups of oligonucleotides, we expect to design our devices through, among other things, the selection of the physical dimensions, methods of binding and selection of support materials to avoid infringing these patents. We may not be able to design around these patents. We are aware of U.S. and European patents and patent applications owned by Isis Innovations Ltd. (E. M. Southern). We have opposed one allowed European patent which had broad claims to array technology for analyzing a predetermined polynucleotide sequence. Isis Innovations' position with respect to the opposed patent is that the claims relate to what it terms the "diagnostic mode." Those claims have now all been narrowed to the point that if the claims are accepted by the European Patent Office, they would not be infringed by our technology. On May 5, 1998, the Opposition Division of the European Patent Office issued a provisional nonbinding opinion that the claims should be revoked. If the claims of the original European patent survive the opposition or if an application relating to arrays issues in another country with claims as broad as the original European patent, we would be subject to infringement claims that could delay or preclude sales of some or all of our anticipated diagnostic products. We are also aware of a U.S. patent and corresponding foreign applications which are assigned on their face to Massachusetts Institute of Technology, Houston Advanced Research Center and Baylor College of Medicine. We believe that we have meritorious positions regarding non-infringement and invalidity. Parties claiming to have rights under the patent and applications have offered us a license. No assurance can be made that a license will be available on commercially acceptable terms, or that we would prevail in any ultimate action.

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

--------------------------------------------------------------------------------

Risk factors
--------------------------------------------------------------------------------

The regulatory approval process is expensive, time consuming, uncertain and may prevent us from obtaining required approvals for the commercialization of our products.

We anticipate that the manufacturing, labeling, distribution and marketing of a number of any diagnostic products will be subject to regulation in the U.S. and other countries. These regulations could subject us to several problems such as:

- failure to obtain necessary regulatory approvals or clearances for our products on a timely basis, or at all;

-   delays in receipt of or failure to receive approvals or clearances;

-   the loss of previously received approvals or clearances;

- limitations on intended uses imposed as a condition of approvals or clearances; or

-   failure to comply with existing or future regulatory requirements.

In the U.S., the Food and Drug Administration, or FDA, regulates as medical devices most diagnostic tests and IN VITRO reagents that are marketed as finished test kits and equipment. Pursuant to the Federal Food, Drug, and Cosmetic Act, the FDA regulates the preclinical and clinical testing, design, efficacy, safety, manufacture, labeling, distribution and promotion of medical devices. We will not be able to commence marketing or commercial sales in the U.S. of these products until we receive clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process. We have not applied for FDA or other regulatory approvals with respect to any of our products under development. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of proposed products. Regulatory clearance or approval or clearance of any proposed products may not be granted by the FDA or foreign regulatory authorities on a timely basis, if at all.

Noncompliance with applicable FDA requirements can result in:

- administrative sanctions or judicially imposed sanctions such as injunctions;

-   civil penalties, recall or seizure of products;

- total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices;

-   withdrawal of marketing clearances or approvals; and

-   criminal prosecution.

The FDA also has the authority to request the recall, repair, replacement or refund of the cost of any regulated device manufactured or distributed by us. Any devices manufactured or distributed by us pursuant to FDA clearance or approvals are subject to thorough and continuing regulation by the FDA and certain state agencies.

We depend on suppliers for materials which could impair our ability to manufacture our products.

Outside vendors provide key components and raw materials used in the manufacture of our products. Although we believe that alternative sources for these components and raw materials are available, any supply interruption in a limited or sole source component or raw material would harm our ability to manufacture our products until a new source of supply is identified and qualified. In addition, an uncorrected defect or supplier's variation in a component or raw material, either unknown to us or

--------------------------------------------------------------------------------

Risk factors
--------------------------------------------------------------------------------

incompatible with our manufacturing process, could harm our ability to manufacture products. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all. If we fail to obtain a supplier for the manufacture of components of our potential products, we may be forced to curtail or cease operations.

We may not be able to manufacture products on a commercial scale.

We rely on subcontractors to manufacture the limited quantities of microchips and other components we require for internal and collaborative purposes, as well as for use in prototype products.

Manufacturing, supply and quality control problems may arise as we, either alone or with subcontractors, attempt to scale up manufacturing procedures. We may not be able to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our products and cause us to fail.

We or any of our contract manufacturers could encounter manufacturing difficulties, including:

-   the ability to scale up manufacturing capacity;

-   production yields;

-   quality control and assurance; or

-   shortages of components or qualified personnel.

Our manufacturing facilities and those of our contract manufacturers are or will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and these facilities are subject to Quality System Regulation, or QSR, requirements of the FDA. If we or our third-party manufacturers fail to maintain facilities in accordance with QSR regulations, other international quality standards or other regulatory requirements then the manufacture process could be suspended or terminated which would harm us.

We have little marketing or sales experience, and if we are unable to develop our own sales and marketing capability, we may not be successful in commercializing our products.

In order to market and sell our proprietary products, we will need to develop a sales force and a marketing group with relevant experience, or make appropriate arrangements with strategic partners to market and sell these products. Developing a marketing and sales force is expensive and time consuming and could delay any product launch. Our inability to successfully employ qualified marketing and sales personnel and develop our sales and marketing capabilities will harm our business.

If we fail to manage our growth, our business could be impaired.

We expect to continue to experience growth in the number of our employees and the scope of our operating and financial systems. This growth has resulted in an increase in responsibilities for both existing and new management personnel. Our ability to manage growth effectively will require us to continue to implement and improve our operational, financial and management information systems and to recruit, train, motivate and manage our employees. We may not be able to manage our growth and expansion, which would impair our business.

--------------------------------------------------------------------------------

Risk factors
--------------------------------------------------------------------------------

We may have significant product liability exposure.

We face an inherent business risk of exposure to product liability and other claims in the event that our technologies or products are alleged to have caused harm. These risks are inherent in the testing, manufacturing and marketing of our products. We may not be able to obtain insurance for such potential liability on acceptable terms with adequate coverage, or at reasonable costs. Any potential product liability claims could exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. Our insurance, once obtained, may not be renewed at a cost and level of coverage comparable to that then in effect.

If we lose our key personnel or are unable to attract and retain additional personnel, we may not be able to pursue collaborations or develop our own products.

We are highly dependent on the principal members of our scientific, manufacturing, marketing and management personnel, the loss of whose services might significantly delay or prevent the achievement of our objectives. We face competition from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel.

Health care reform and restrictions on reimbursement may limit our returns on potential products.

Our ability to earn sufficient returns on our products will depend in part on the extent to which reimbursement for our products and related treatments will be available from:

-   government health administration authorities;

-   private health coverage insurers;

-   managed care organizations; and

-   other organizations.

If appropriate reimbursement cannot be obtained, it could prevent us from successfully commercializing our potential products.

There are efforts by governmental and third party payors to contain or reduce the costs of health care through various means. We expect that there will continue to be a number of legislative proposals to implement government controls. The announcement of proposals or reforms could impair our ability to raise capital. The adoption of proposals or reforms could impair our business.

Additionally third party payors are increasingly challenging the price of medical products and services. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and whether adequate third party coverage will be available.

If ethical and other concerns surrounding the use of genetic information become widespread, we may have less demand for our products.

Genetic testing has raised ethical issues regarding confidentiality and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Any of these scenarios could reduce the potential markets for our products, which could seriously harm our business, financial condition and results of operations.

--------------------------------------------------------------------------------

Risk factors
--------------------------------------------------------------------------------

We use hazardous materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our research and development processes involve the controlled storage, use and disposal of hazardous materials including biological hazardous materials and radioactive compounds. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could be required to incur significant costs to comply with current or future environmental laws and regulations.

Our stock price could continue to be highly volatile and you may not be able to resell your shares at or above the price you paid for them.

The market price of our common stock, like that of many other life sciences companies, has been highly volatile and is likely to continue to be highly volatile. The following factors, among others, could have a significant impact on the market price of our common stock:

- the results of our premarket studies and clinical trials or those of our collaborators or competitors or for DNA testing in general;

- evidence of the safety or efficacy of our potential products or the products of our competitors;

- the announcement by us or our competitors of technological innovations or new products;

- developments concerning our patents or other proprietary rights or those of our competitors, including litigation or patent office proceedings;

-   loss of key personnel;

-   governmental regulatory actions;

-   changes or announcements in reimbursement policies;

-   developments with our collaborators;

-   period-to-period fluctuations in our operating results;

-   market conditions for life science stocks in general; and

-   changes in estimates of our performance by securities analysts.

Unknown year 2000 issues could negatively affect us.

Although the date is now past January 1, 2000, and we have not experienced immediate adverse impact from the transition to the Year 2000, we cannot provide assurance that we or our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers.

--------------------------------------------------------------------------------

Risk factors
--------------------------------------------------------------------------------

Our anti-takeover provisions could discourage potential takeover attempts and make attempts by stockholders to change management more difficult.

The approval of two-thirds of our voting stock is required to approve some transactions and to take some stockholder actions, including the calling of a special meeting of stockholders and the amendment of any of the anti-takeover provisions contained in our certificate of incorporation. Further, pursuant to the terms of our stockholder rights plan adopted in November 1998, we have distributed a dividend of one right for each outstanding share of common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our board of directors and may have the effect of deterring hostile takeover attempts.

If we make any acquisitions, we will incur a variety of costs and may never realize the anticipated benefits.

If appropriate opportunities become available, we may attempt to acquire businesses, technologies, services or products that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to any material acquisitions. If we do undertake any transaction of this sort, the process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could adversely affect our results of operations and financial condition.

--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

    We currently lease an approximately 45,000 square foot facility in San Diego, California, under a lease expiring in 2005. We have an option to renew the lease on this facility for two additional five-year terms. The facility currently houses our administrative offices and research and development laboratories, and is expected to be sufficient to meet our currently anticipated facilities needs at least through 2000.

ITEM 3.  LEGAL PROCEEDINGS

    There is no material litigation pending against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

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

(b) Use of Proceeds

    On April 13, 1998, our Registration Statement on Form S-1 (File No. 333-42791) was declared effective by the Securities and Exchange Commission (the "IPO Registration Statement"). The IPO Registration Statement registered a total of 3,900,000 shares of common stock, all of which were issued and sold by us (the "Offering") upon the completion of the Offering in April 1998. The underwriting of the offering was led by a group consisting of Morgan Stanley Dean Witter, Lehman Brothers and SBC Warburg Dillon Read Inc. The shares sold by us were sold at an aggregate offering price of $42.9 million, netting proceeds of $38.7 million to us after underwriting fees of $3.0 million and other offering expenses of $1.2 million. None of these fees and expenses was paid to any director, officer, or 10% or greater stockholder of us or an affiliate of any of these persons.

    Since the effective date of the IPO Registration Statement, the net offering proceeds have been applied to the following uses in the following approximate amounts:

Repayment of indebtedness                       $        4,177,000
Working capital                                 $       34,523,000

    As of December 31, 1999, the net offering proceeds have been used in their entirety and as such, no amounts remain in temporary investments. None of the payments noted above have been paid to any director, officer, or 10% or greater stockholder of us or an affiliate of these persons.

(c) Market Information

    Our common stock began trading on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market on April 14, 1998, under the symbol "NGEN." Prior to that date, there was no established trading market for our common stock. The following table sets forth the range of high and low sales prices as reported for our common stock by Nasdaq for the periods indicated:

                                                    High              Low
                                                -------------     -------------
Year Ended December 31, 1998:
----------------------------------------

2nd Quarter (from April 14, 1998)                    $  11.250         $   5.385
3rd Quarter                                          $   8.385         $   3.000
4th Quarter                                          $   5.750         $   2.885


Year Ended December 31, 1999:
----------------------------------------

1st Quarter                                          $   9.635         $   3.885
2nd Quarter                                          $   9.750         $   6.250
3rd Quarter                                          $   8.635         $   5.750
4th Quarter                                          $  24.500         $   6.500

    As of February 15, 2000, there were approximately 195 shareholders of record of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth below with respect to our consolidated financial statements has been derived from the audited financial statements. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto appearing elsewhere herein:

                                                                             YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------------------

                                                           1999         1998         1997         1996         1995
                                                       -----------  -----------  -----------  -----------  --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Sponsored research                                      $  5,688     $  5,461     $  1,243     $    --     $    --
  Contract and grant revenue                                 2,431        2,172        2,123       1,644         318
                                                          --------     --------     --------     -------     -------
     Total revenues                                          8,119        7,633        3,366       1,644         318
Operating expenses:
  Research and development                                  25,260       23,002       11,769       6,931       3,356
  General and administrative                                 9,097        6,420        3,910       2,427       1,646
  Acquired in-process technology                                --        1,193           --          --          --
                                                          --------     --------     --------     -------     -------
     Total operating expenses                               34,357       30,615       15,679       9,358       5,002
                                                          --------     --------     --------     -------     -------
Loss from operations                                       (26,238)     (22,982)     (12,313)     (7,714)     (4,684)

Equity in loss of joint venture                              (996)        (610)          --           --          --
Interest income (expense), net                               2,035        2,650          975         (64)         96
                                                          --------     --------     --------     -------     -------
Net loss                                                  $(25,199)    $(20,942)    $(11,338)    $(7,778)    $(4,588)
                                                          =========    =========    ========     =======     =======

Net loss per share-- basic and diluted                    $  (1.39)    $  (1.60)    $  (8.42)    $  (8.08)   $ (5.95)
                                                          =========    =========    ========     ========    =======
Number of shares used in computing net
  loss per share-- basic and diluted                        18,069       13,097        1,347          963        771
                                                          ========     ========     ========     ========    =======

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                                  $41,021      $62,245      $19,498      $16,775     $ 4,318
Working capital                                             33,508       57,701       16,775       14,853       3,931
Total assets                                                50,785       72,704       23,215       19,090       6,339
Capital lease obligations, less current portion              2,831        4,176        1,193          935         631
Accumulated deficit                                        (72,630)     (47,431)     (26,489)     (15,151)     (7,372)
Total stockholders' equity                                  38,121       61,051       18,599       15,680       4,950

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

OVERVIEW

We integrate advanced microelectronics and molecular biology into a core technology platform with broad and diverse commercial applications in the fields of genomics, biomedical research, medical diagnostics, drug discovery, forensics, agriculture, environmental testing and potentially the electronics and telecommunications industries. The first application we have developed is an integrated bioassay system, the NanoChip molecular biology workstation, comprised of two automated instruments and a consumable cartridge. The NanoChip cartridge incorporating a proprietary microchip provides a flexible tool for the rapid identification and precision analysis of biological test samples containing charged molecules.

Since commencing operations in 1993, we have applied substantially all of our resources to our research and development programs. We have incurred losses since inception and, as of December 31, 1999, had an accumulated deficit of $72.6 million. We expect to incur significant losses over at least the next few years as we continue our research and product development efforts and attempt to commercialize our products.

We plan to introduce our first product into the marketplace in the second half of 2000. We anticipate our main sources of revenues through at least 2000 will be payments under our sponsored research agreements, contracts and grants. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including the achievement of milestones under our collaborative agreements, whether and when new products are successfully developed and introduced by us or our competitors, and market acceptance of products under development. Payments under sponsored research agreements may be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS

Years ended December 31, 1999, 1998, and 1997

Revenue

For the year ended December 31, 1999, revenue from sponsored research totaled $5.7 million compared to $5.5 million and $1.2 million for the years ended December 31, 1998 and 1997, respectively. Revenues are recorded under these arrangements as expenses are incurred. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. Sponsored research revenue recognized during the years ended December 31, 1999 and 1998 was earned in connection with our joint venture collaboration with Becton Dickinson, our research and development agreement with Aventis and our nonexclusive research and development agreement with Elan. We and Becton Dickinson are considering modifications to the joint venture to take advantage of potential third party opportunities on technology developed to date, as well as field changes which would allow the joint venture access to additional technologies or content in areas more strategically aligned with business opportunities. Further joint venture funding will be determined based on a final decision regarding such modifications and field charges. We have received no funding from Becton Dickinson since the third quarter of 1999, and are uncertain as to whether we will receive any additional funding from Becton Dickinson. Nanogen and Aventis have added

--------------------------------------------------------------------------------

Management's discussion and analysis of financial condition and results of operations
--------------------------------------------------------------------------------

two new technology development programs to the existing molecular recognition array development program. The two new programs will provide a maximum of $12.0 million in additional funding to us through December 31, 2001, including an up-front initiation fee of $2.0 million which was received during 1999 and recorded as deferred revenue. Nanogen and Elan have not yet agreed upon specific program objectives with respect to their nonexclusive research and development program. We are uncertain if we will receive any additional funds from Elan. Sponsored research revenue recognized during the year ended December 31, 1997 was earned in connection with a research agreement with Becton Dickinson effective in May 1997 which was subsequently superceded by the joint venture collaboration entered into in October 1997.

We fund some of our research and development efforts through contracts and grants awarded by various federal and state agencies. Revenues are recognized under these contracts and grants as expenses are incurred.

Continuation of sponsored research agreements, contracts and grants is dependent upon us achieving specific contractual milestones. The recognition of revenue under sponsored research agreements, contracts and grants may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year.

Research and development expenses

Research and development expenses increased to $25.3 million during the year ended December 31, 1999 from $23.0 million and $11.8 million for the years ended December 31, 1998 and 1997, respectively. Research and development expenses include salaries, lab supplies, consulting, travel, facilities, product design and prototype development, and other expenditures relating to research and product development. The increases from year to year are attributable to costs associated with the development and refinement of engineering prototypes as we move toward commercialization of our first product. Additionally, the increases are attributable to the continued growth of research and product development efforts, including hiring of additional scientific, engineering and operations personnel, increased purchases of laboratory supplies, equipment and services to support our sponsored research programs, and expansion of research and development facilities. Research and development spending may increase over the next several years as our research and product development efforts continue.

General and administrative expenses

General and administrative expenses totaled $9.1 million in 1999 compared to $6.4 million in 1998 and $3.9 million in 1997. The year-to-year increases from 1997 through 1999 are primarily due to increased personnel costs as the company expands its general and administrative organization, legal costs associated with enhancing and maintaining our intellectual property portfolio, the expansion of activities related to marketing our potential products, increased costs associated with operating as a public company, and to additional deferred compensation expense recognized during the year ended December 31, 1999 compared to 1998 and 1997. Deferred compensation represents the excess of the fair value for financial statement presentation purposes over the exercise price for common stock issuable on exercise of stock options. The increase in 1999 compared to 1998 is also due in part to severance costs related to certain employees. General and administrative expenses are expected to continue to increase as we expand our sales and marketing and general and administrative organizations and as we continue to enhance and maintain our intellectual property portfolio.

Acquired in-process technology

During the first quarter of 1998, we issued 200,000 shares of our Series D Convertible Preferred Stock at $6.00 per share in exchange for all of the outstanding shares of Nanotronics, Inc. This Series D Preferred Stock converted into 132,334 shares of common stock at our initial public offering. The in-process

--------------------------------------------------------------------------------

Management's discussion and analysis of financial condition and results of operations
--------------------------------------------------------------------------------

technology acquired relates generally to nanotechnology and molecular electronics. We recorded $1.2 million in expenses relating to acquired in-process technology during the year ended December 31, 1998.

Interest income (expense), net

We had net interest income of $2.0 million in 1999 compared to net interest income of $2.7 million and $975,000, in 1998 and 1997, respectively. The decrease in net interest income for 1999 compared to 1998 can be attributed to lower cash balances during 1999 compared to 1998, as a result of cash used in operations. The significant increase in 1998 compared to 1997 was primarily attributable to larger cash balances resulting from net proceeds received upon the completion of our initial public offering and concurrent private placement of equity securities in April 1998. Interest expense increased during 1999 compared to 1998 and 1997, due to greater amounts of equipment under capital leases in 1999 than in 1998 and 1997.

Equity in loss of joint venture

We recognized a loss of $996,000 and $610,000 for the years ended December 31, 1999 and 1998, respectively, from the joint venture formed in 1997 with Becton Dickinson, based on the loss allocation described in the joint venture agreement which states that losses will be allocated in proportion to and not to exceed cash contributions. There was no loss during 1997 as no cash contributions were made by us to the joint venture during the year ended December 31, 1997.

Liquidity and capital resources

In April 1998, we completed our initial public offering of common stock generating net proceeds of $38.7 million. Concurrent with the initial public offering, we completed a private placement of our equity securities with Becton Dickinson, Aventis and Elan for net proceeds of $6.0 million, $10.0 million and $5.0 million, respectively. Prior to our initial public offering, we had financed our operations primarily through the net proceeds received from private placements of preferred equity securities totaling $44.1 million.

We fund most of our equipment acquisitions and leasehold improvements through capital leasing facilities. During 1999, we received proceeds from equipment and leasehold improvement financing of $881,000, compared to $5.7 million and $1.2 million of proceeds received during 1998 and 1997, respectively. We anticipate that we will continue to use capital equipment leasing or debt facilities to fund most of our equipment acquisitions and leasehold improvements. As of December 31, 1999, we had $4.4 million of available funding under our equipment lease lines.

Net cash used in operating activities was $18.6 million, $15.2 million and $9.8 million for 1999, 1998 and 1997, respectively. Cash used for operations was primarily related to the costs associated with developing prototypes of our initial product, the support of our expanding operations, including higher personnel costs, and legal fees relating to establishing and maintaining our intellectual property rights.

At December 31, 1999, we had $41.0 million in cash and cash equivalents. We expect that the proceeds of this offering and our existing capital resources, combined with anticipated revenues from potential product sales, sponsored research agreements, contracts and grants will be sufficient to support our planned operations through at least the next three years. This estimate of the period for which we expect our available sources of liquidity to be sufficient to meet our capital requirements is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. Our future liquidity and capital funding requirements will depend on numerous factors including, but not limited to, the extent to which our products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding our potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to our business,

--------------------------------------------------------------------------------

Management's discussion and analysis of financial condition and results of operations
--------------------------------------------------------------------------------

the results of clinical trials, competitive developments, and our ability to maintain existing collaborations and to enter into additional collaborative arrangements. We have incurred negative cash flow from operations since inception and do not expect to generate positive cash flow to fund our operations for at least the next several years. We may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities and expand our sales and marketing efforts to support the commercialization of our products under development. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

In January 1998, we acquired all of the outstanding capital stock of Nanotronics. The in-process technology, which was acquired as a result of our purchase of Nanotronics, relates generally to nanotechnology and molecular electronics. Potential applications of the technology include high-density optical storage systems for electronics applications and self-assembly applications relating to microfabrication and nanofabrication. Nanotronics' research is exploratory in nature and at a very early stage. If technological feasibility is demonstrated, we expect to pursue corporate partnership opportunities. Given the early stage of the technology, we have not yet determined which applications may be developed and the extent of our resources to be committed to each such application.

Net operating loss carryforwards

As of December 31, 1999, we had federal and California net operating loss, or NOL, carryforwards of $64.3 million and $7.5 million, respectively, and $2.9 million and $1.6 million of research and development, or R&D, tax credits available to offset future federal and state income taxes, respectively. The federal and California NOL carryforwards are subject to alternative minimum tax limitations and to examination by the tax authorities. The federal tax loss carryforwards will begin expiring in 2006, unless previously utilized, and the California tax loss carryforwards will continue to expire in 2000, unless previously utilized. The federal and California R&D tax credit carryforwards will begin expiring in 2007 unless previously utilized. We believe that our initial public offering combined with the concurrent private placement, which occurred in April 1998, may constitute a "change of ownership" under federal income tax regulations. As such, we may be limited in the amount of NOLs incurred prior to our initial public offering, which may be utilized to offset future taxable income. Similar limitations may also apply to utilization of R&D tax credits to offset taxes payable. However, we do not believe such limitations will have a material impact on our ability to utilize the NOLs. See Note 9 of Notes to Financial Statements.

Year 2000 compliance

In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed less than $150,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products under development, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company invests its excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments have maturities of three months or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index on Page F-1 of the Financial Report included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                               Age      Position
----------------------------------------------------------------------------------------------------
Howard C. Birndorf......................         50         Chairman of the Board, Chief Executive
                                                            Officer and President
Harry J. Leonhardt, Esq.................         43         Senior Vice President, General Counsel
                                                            and Secretary
Clare L. Bromley........................         50         Senior Vice President, Sales and
                                                            Marketing
Michael Moore...........................         64         Senior Vice President, General Manager
Kieran T. Gallahue......................         36         Senior Vice President, Chief Financial
                                                            Officer
James P. O'Connell, Ph.D................         53         Vice President, Business Development
Michael J. Heller, Ph.D.................         55         Chief Technical Officer
Val Buonaiuto...........................         56         Director
Cam L. Garner...........................         51         Director
David G. Ludvigson......................         49         Director
Thomas G. Lynch.........................         43         Director
Stelios Papadopoulos....................         59         Director

HOWARD C. BIRNDORF, a founder of Nanogen, has served as our Chairman of the Board and Chief Executive Officer since October 1993 and has held the additional title of President since January 2000. Mr. Birndorf also served as Chief Financial Officer from December 1997 to July 1998 and from September 1993 to October 1997. Mr. Birndorf was a co-founder and Chairman Emeritus of Ligand Pharmaceuticals, Incorporated, where from January 1988 to November 1991 he was President and Chief Executive Officer. He was also a co-founder, director and Executive Vice President of Gen-Probe Incorporated, co-founder and Vice President of Corporate Development at Hybritech, Incorporated, co-founder and director of IDEC Pharmaceuticals Corporation, and was involved in the formation of Gensia Pharmaceuticals, Inc. (currently known as Sicor Inc.) where he was a director. He was a founding director of Neurocrine Biosciences Inc. and served as a director from 1992 through 1997. From November 1991 to January 1994,
Mr. Birndorf was President of Birndorf Technology Development, an investment and consulting company. He is a founding director of Graviton, Inc. and a director of the Cancer Center of the University of California, San Diego. Mr. Birndorf received a B.A. in biology from Oakland University, an M.S. in Biochemistry from Wayne State University. Mr. Birndorf received an honorary Doctor of Science degree from Oakland University.

HARRY J. LEONHARDT, ESQ. has served as our Senior Vice President, General Counsel and Secretary since July 1999. Mr. Leonhardt served as our Vice President, General Counsel and Secretary from July 1996 to June 1999. From 1990 to 1996, Mr. Leonhardt served in various capacities at Allergan, Inc., as Senior Attorney and Head of Intellectual Property Litigation, Assistant General Counsel and Head of Worldwide Litigation, and during a two-year expatriate assignment at its European headquarters in England, served as General Counsel for Allergan's European Operations. From 1983 to 1990, Mr. Leonhardt was an associate attorney with the patent firm of Lyon & Lyon LLP in Los Angeles, where he represented a number of high technology clients in the fields of biotechnology, pharmaceuticals, diagnostic devices, genetic probes and genetic engineering.
Mr. Leonhardt received a B.Sc. in Pharmacy from the Philadelphia College of Pharmacy and Science and a J.D. from the University of Southern California Law Center.

CLARE L. BROMLEY joined Nanogen in October, 1998 as Senior Vice President, Marketing and Business Development. In 1999, he became responsible for our sales and marketing. Prior to joining Nanogen, from November 1995 to October 1998
Mr. Bromley was Senior Vice President, Sales and Marketing for

Management
--------------------------------------------------------------------------------

Molecular Dynamics, Inc., or Molecular Dynamics. For 18 years prior to November 1995, he held various postions with Hewlet-Packard in its Chemical Analysis Group, including Manager of Information, Architecture, Worldwide Bioscience Sales and Marketing Manager, Global Accounts Marketing Manager, Regional Sales Manager for Japan and Korea, and Regional Sales Manager for Latin America and South Africa. Mr.Bromley is a Director of the International Cancer Screening Laboratory, Inc. and is a member of Lab Ventures, LLC. Mr. Bromley holds a B.S. in Natural Sciences with a Chemistry concentration from Mercer University.

MICHAEL MOORE has served as our Senior Vice President, General Manager since December 1999. In 1998, he was Chief Executive Officer, President and a director of the Topometrix Corporation. From 1993 to 1997 he served as Vice President and General Manager of Hitachi Instruments, Inc. From 1986 to 1990, he was President, Chief Operating Officer and director of Fischer Imaging Corporation. He was Senior Vice President and General Manager of the Instrument Group of Perkin Elmer from 1981 to 1984. Mr. Moore received a B.S. from Rensselaer Polytechnic Institute and an M.B.A. from Stanford University.

KIERAN T. GALLAHUE has served as our Senior Vice President, Chief Financial Officer since February 2000 and prior to that time as Vice President, Chief Financial Officer since July 1999. He has also served as Vice President, Strategic Marketing since January 1998. From 1995 to 1997, he served as Vice President of the Critical Care Business Unit for Instrumentation Laboratory, or IL, where he was responsible for the worldwide strategic sales and marketing, and research and development efforts for this business unit. From 1992 to 1995, he held a variety of sales and marketing and finance positions within IL. In addition, Mr. Gallahue held various marketing and financial positions within Procter & Gamble from 1991 to 1992 and the General Electric Company from 1985 to 1989. Mr. Gallahue holds an M.B.A. from the Harvard Business School.

JAMES P. O'CONNELL, PH.D. has served as our Vice President, Business Development since January, 2000. He previously served as our Vice President, Science and Technology from January 1999 to January 2000 and as our Vice President of Research and Product Development from December 1994 to January 1999. From
August 1988 to December 1994, Dr. O'Connell was Vice President, Research and Development and Central Operations for Ortho Diagnostic Systems, a Johnson & Johnson Company, where he was responsible for general management of research and development, manufacturing and industrial engineering, purchasing and procurement. Dr. O'Connell was also responsible for the research activities of the Johnson & Johnson Biotechnology Center in La Jolla, California. Prior to October 1988, Dr. O'Connell was Director of Immunodiagnostics Research and Development at Becton Dickinson. He received a M.S. and Ph.D. in Microbiology and Public Health from the University of North Carolina.

VAL BUONAIUTO has been a director of Nanogen since November 1999. Since 1997, Mr. Buonaiuto has been Senior Advisor to Hitachi Instruments, Inc. He previously served as President and Chief Executive Officer of Hitachi Instruments, Incorporated from 1991 to 1997. Mr. Buonaiuto received his B.S. from Western Connecticut State University.

CAM L. GARNER has been a director of Nanogen since September 1997. Since
May 1990, Mr. Garner has been Chief Executive Officer of Dura
Pharmaceuticals, Inc., or Dura, from 1990 to 1998 he served as President, and since 1995 he has served as Dura's Chairman of the Board of Directors. Prior to joining Dura, Mr. Garner served as President of Syntro Corporation, a biotechnology company, from November 1987 to June 1989. Mr. Garner is currently a director of DJ Pharmaceuticals, Inc., Cardio Dynamics International, a manufacturer of medical devices, and Spiros Development Corporation II, Inc., a developer of pulmonary drug delivery systems. Mr. Garner received a B.S. in Biology from Virginia Wesleyan College and an M.B.A. from Baldwin-Wallace College.

DAVID G. LUDVIGSON has been a director of Nanogen since 1996. Since
October 1999, Mr. Ludvigson has been Senior Vice President and Chief Operating Officer of Matrix Pharmaceuticals, Inc. In addition, since

Management
--------------------------------------------------------------------------------

1998 he has also been Chief Financial Officer of Matrix. From February 1996 to June 1998, Mr. Ludvigson was President and Chief Operating Officer of NeTpower. From 1992 to 1995, Mr. Ludvigson was Senior Vice President and Chief Financial Officer of IDEC Pharmaceuticals. Prior to that time, he served as Senior Vice President of Sales and Marketing for Conner Peripherals and as Executive Vice President, Chief Financial Officer and a director of MIPS Computer
Systems, Inc., a RISC microprocessor developer and systems manufacturer.
Mr. Ludvigson received a B.S. and an M.A.S. from the University of Illinois.

THOMAS G. LYNCH has been a director of Nanogen since February 1997. Mr. Lynch is Executive Vice President, Chief Financial Officer and a director of Elan Corporation, plc, or Elan, a drug delivery and biopharmaceutical company headquartered in Dublin, Ireland, where he is responsible for finance, treasury, strategic planning and corporate and investor relations. He is also a member of the executive committee of Elan's board of directors. Prior to his appointment at Elan in 1993, Mr. Lynch was a partner with KPMG Peat Marwick where he specialized in securities matters and business advisory and accounting services. Mr. Lynch is also a director of Pembroke Capital Limited, Icon plc, Axogen Limited and Warner Chilcott, plc.

STELIOS PAPADOPOULOS has been a director of Nanogen since November 1999.
Mr. Papadopoulos has served as Chief Executive Officer and a director of CN Biosciences, Inc., or CNBI, an affiliate of Merck KGaA, Darmstadt, Germany, since January 1993. He has served as Chairman of the Board of CNBI since 1985. He previously served as President of Fisher Scientific Worldwide, Inc. (now Fisher Scientific International Inc.) from May 1989 to June 1992. From
October 1987 to May 1989, he was President of Instrumentation Laboratory.
Mr. Papadopoulos received his B.S. in Aeronautical Engineering from Northrop Institute of Technology.


ITEM 11.  EXECUTIVE COMPENSATION

    Information is set forth below concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1997, 1998 and 1999 of those persons who were at December 31, 1999 (a) the Chief Executive Officer and (b) the other four most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000:

                                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM COMPENSATION
                                            ANNUAL COMPENSATION                     AWARDS
                                  ---------------------------------------- --------------------------
                                                            OTHER ANNUAL   RESTRICTED    SECURITIES     ALL OTHER
  NAME AND PRINCIPAL                                        COMPENSATION      STOCK      UNDERLYING   COMPENSATION
       POSITION           YEAR    SALARY ($)    BONUS ($)        ($)       AWARDS ($)    OPTIONS (#)     ($) (1)
------------------------ ------- ------------- ------------ -------------- ------------  ------------ --------------
Howard C. Birndorf        1999    $320,000      $300,000             --      $362,500        25,000          $810
  Chief Executive         1998     300,000       170,000             --            --            --            --
  Officer                 1997     285,000        75,000             --            --       437,496            --

Tina S. Nova, Ph.D        1999    $267,500       $78,142             --      $290,000        20,000          $810
  President and Chief     1998     250,000        55,000             --            --            --            --
  Operating Officer       1997     225,000        60,000             --            --       160,378            --
  (11)

W.J. Kitchen, Sc.D.       1999    $263,760      $132,969        $12,000(3)   $108,750        15,000      $102,322(4)
  Senior Vice             1998     250,000       143,000        124,798(3)         --            --            --
  President,
  Operations (10)         1997       4,808(2)                     6,660(3)         --       233,333            --

Harry J. Leonhardt, Esq.  1999    $235,425      $109,479             --      $217,500        15,000          $540
  Senior Vice             1998     210,000        36,000             --            --            --            --
  President,
  General Counsel and     1997     190,000        60,000(5)     $42,138(6)        --        85,200        87,500(7)
  Secretary

Kieran T. Gallahue        1999    $235,000      $107,199         $9,750(8)   $145,000        15,000       $10,454(9)
  Senior Vice             1998     223,421        32,000        120,324(8)         --       133,332            --
  President,
  Chief Financial
  Officer


(1) Includes calculated imputed income attributed to excess group term life insurance premiums.

(2) Dr. Kitchen joined the Company in December 1997, and his salary for 1997 reflects a partial month of service.

(3) Amount represents reimbursement of expenses and related income taxes incurred in relocating to San Diego, including a $12,000 and $9,000 housing allowance in 1999 and 1998, respectively.

(4) Includes $100,000 of principal debt forgiven pursuant to a promissory note secured by a deed of trust.

(5) $20,000 of Mr. Leonhardt's bonus in 1997 constitutes a bonus granted to Mr. Leonhardt in connection with his hiring in July 1996.

(6) Amount represents reimbursement of expenses and related income taxes incurred in relocating to San Diego.

(7) Amount represents stock compensation relating to stock purchased at lower than fair market value.

(8) Amount represents reimbursement of expenses and related income taxes incurred in relocating to San Diego, including a $9,750 and $9,000 housing allowance in 1999 and 1998, respectively.

(9) Includes $10,000 of principal debt forgiven pursuant to a promissory note secured by a deed of trust.

(10) Dr. Kitchen's employment with the Company as Senior Vice President, Operations terminated effective December 31, 1999.

(11) Dr. Nova's employment with the Company as President and Chief Operating Officer terminated effective January 31, 2000.

EMPLOYMENT AND SEVERANCE AGREEMENTS

    On October 29, 1999, the Company entered into an agreement with Mr. Howard
C. Birndorf relating to his employment as Chairman and Chief Executive Officer of the Company. The agreement provides for an annual base salary of $320,000 and a guaranteed bonus of $100,000. The agreement provides for a transaction bonus in the amount equal to three (3) times 60% of his base salary in the event of a transaction involving a Change in Control. In addition, Mr. Birndorf is also entitled to a severance payment equal to six months' salary in the event his employment with the Company is terminated without cause.

    On October 29, 1999, the Company entered into an agreement with Dr. Tina S. Nova relating to her employment as President and Chief Operating Officer of the Company. The agreement provides for an annual base salary of $267,000. The agreement provides for a transaction bonus in the amount equal to three (3) times 55% of her base salary in the event of a transaction involving a Change in Control. In addition, Dr. Nova is also entitled to a severance payment equal to six months' salary in the event her employment with the Company is terminated without cause.

    On October 28, 1997, the Company entered into an agreement with Dr. W.J. Kitchen relating to his employment as Senior Vice President, Operations of the Company. The agreement provided for an initial annual base salary of $250,000 (since increased to $263,750) and a guaranteed bonus of $110,000. It also provided for an additional bonus of up to $40,000 upon the achievement of certain milestones such that Dr. Kitchen would be provided with a minimum potential of $400,000 in total compensation per year over his first four years of employment. In addition, Dr. Kitchen was entitled to purchase
233,333 shares of Company Common Stock at $.90 per share, of which 200,000 shares vest ratably on a monthly basis over four years, except that the initial 25% of such shares would not vest until Dr. Kitchen's first anniversary of employment, and the remaining 33,333 vest in equal installments over six years upon the attainment of certain milestones. The agreement further provided for a relocation loan of $200,000 which was forgivable over four years and was secured by a deed of trust. Dr. Kitchen was also entitled to a severance payment of up to two years salary in the event his employment is terminated without cause during his first two years of employment. On December 31, 1999, the Company entered into an severance agreement and release of claims with W.J. Kitchen relating to his termination of employment with the Company. The agreement provides for a lump sum payment and bonus, as well as acceleration of certain unvested option shares.

    On October 29, 1999, the Company entered into an agreement with Mr. Harry J. Leonhardt relating to his employment as Senior Vice President, General Counsel and Secretary of the Company. The agreement provides for an annual base salary of $250,000. The agreement provides for a transaction bonus in the amount equal to three (3) times 50% of his base salary in the event of a transaction involving a Change in Control. In addition, Mr. Leonhardt is also entitled to a severance payment equal to six months' salary in the even his employment with the Company is terminated without cause.

    On October 29, 1999, the Company entered into an agreement with Mr. Kieran
T. Gallahue relating to his employment as Senior Vice President, Chief Financial Officer and Treasurer of the Company. The agreement provides for an annual base salary of $235,000. The agreement provides for a transaction bonus in the amount equal to three (3) times 50% of his base salary in the event of a transaction involving a Change in Control. In addition, Mr. Gallahue is also entitled to a severance payment equal to six months' salary in the even his employment with the Company is terminated without cause.

COMPENSATION OF DIRECTORS

    Non-Employee Directors receive $1,500 per meeting attended or $500 per meeting participated in by phone, and are reimbursed for certain expenses incurred in connection with attendance at Board and Committee meetings. In addition, continuing non-employee Directors receive automatic grants of options to purchase 10,000 shares of Common Stock on the date of each annual meeting of stockholders, which options vest on a quarterly basis (provided that no vesting occurs until the optionee has completed at least one year of service from the date of grant), and new non-employee Directors receive a similar one-time grant of options to purchase 25,000 shares of the Company's Common Stock, which options vest in full on the date of the following year's annual meeting of stockholders. Directors are also eligible to participate in the Company's 1997 Stock Plan described below.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Company's Compensation Committee during 1999 were Cam Garner and Thomas Lynch. Mr. Lynch is Executive Vice President, Chief Financial Officer and a director of Elan, an entity with which the Company entered into a collaborative research and development agreement in December 1997. The Company received $568,000 and $929,000 in 1999 and 1998, respectively, pursuant to such agreement. In addition, in April 1998, concurrently with its initial public offering, the Company sold to Elan an aggregate of 454,545 shares of Common Stock for aggregate proceeds of approximately $5.0 million.

                                  STOCK OPTIONS

    The following tables summarize option grants to and exercises by the Company's Chief Executive Officer and the Named Executive Officers during fiscal 1999, and the value of the options held by such persons at the end of fiscal 1999. The Company does not grant stock appreciation rights.

                                         OPTION GRANTS IN FISCAL 1999

                                         INDIVIDUAL GRANTS
                    ------------------------------------------------------------
                                    PERCENT OF
                                       TOTAL
                      NUMBER OF       OPTIONS                                    POTENTIAL REALIZABLE VALUE
                     SECURITIES     GRANTED TO                                   AT ASSUMED ANNUAL RATES OF
                     UNDERLYING    EMPLOYEES IN    EXERCISE OR                     STOCK APPRECIATION FOR
                       OPTIONS      FISCAL YEAR    BASE PRICE     EXPIRATION           OPTION TERM (2)
       NAME          GRANTED (#)       1999        ($/SH) (1)        DATE                5% ($) 10%($)
------------------  -------------- -------------- -------------- -------------- --------------- --------------
Howard C. Birndorf     25,000             4.2%           $4.50    1/22/2009        $70,751        $179,296
Tina S. Nova, Ph.D     20,000             3.3%           $4.50    1/22/2009        $56,601        $143,437
W.J. Kitchen, Sc.D.    15,000             2.5%           $4.50    1/22/2009        $42,450        $107,578
Harry J. Leonhardt     15,000             2.5%           $4.50    1/22/2009        $42,450        $107,578
Kieran T. Gallahue     15,000             2.5%           $4.50    1/22/2009        $42,450        $107,578


(1) The exercise price on the date of grant was equal to 100% of the fair market value on the date of grant.

(2) The 5% and 10% assumed rates of appreciation are suggested by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future common stock price. There can be no assurance that any of the values reflected in the table will be achieved.

                                         AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND VALUE OF OPTIONS
                                                              AT END OF FISCAL 1999

                                                       NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED           IN-THE-MONEY
                                           VALUE         OPTIONS AT END OF          OPTIONS AT END OF
                                         REALIZED-        FISCAL 1999 (#)            FISCAL 1999 ($)
                      SHARES ACQUIRED  -------------- -------------------------  -------------------------
       NAME            ON EXERCISE          ($)       EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
------------------- ------------------ -------------- -------------------------  -------------------------
Howard C. Birndorf         --                --                 --                       --
Tina S. Nova, Ph.D         --                --                 --                       --
W.J. Kitchen, Sc.D.        --                --                 --                       --
Harry J. Leonhardt         --                --                 --                       --
Kieran T. Gallahue         --                --                 --                       --


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of our common stock as of February 15, 2000 by the following:
    -   each of our directors and executive officers;
    -   all of our directors and executive officers as a group; and
    - each person or entity who is known by us to beneficially own more than 5% of our common stock.

                                                        Number of Shares
                                                       Beneficially Owned    Percentage of
                                                       Prior to Offering       Ownership
-------------------------------------------------------------------------------------------
CitiGroup, Inc.(3) ..................................       1,916,083             10.07%
Elan Corporation, plc(4) ............................       1,287,878              6.77%
Howard C. Birndorf(5)(15) ...........................       1,286,271              6.75%
Hoechst Research and Technology AG(6)................       1,029,328              5.37%
Val Buonaiuto .......................................              --                  *
Cam L. Garner(7) ....................................          27,777                  *
David Ludvigson .....................................          23,194                  *
Thomas G. Lynch(4)(7) ...............................       1,326,766              6.96%
Stelios B. Papadopoulos .............................              --                  *
Clare L. Bromley(8)(15) .............................         170,987                  *
Kieran T. Gallahue(9)(15) ...........................         165,326              1.36%
W. J. Kitchen(10) ...................................         104,720                  *
Harry J. Leonhardt, Esq.(11)(15) ....................         210,153              1.10%
Tina S. Nova(12) ....................................         345,509              1.82%
James P. O'Connell(13)(15) ..........................         255,134              1.34%
All Directors and Executive Officers
   as a group (12 persons)(14)(15) ..................       3,915,837             20.29%

* Less than one percent.

(1) To Nanogen's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, shares which such person or group has the right to acquire within 60 days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person.

(3) Based upon Form 13G filed with the Securities and Exchange Commission on February 14, 2000.

(4) Includes 1,287,878 shares held by Elan International Services Limited ("Elan International"). Mr. Lynch, a director of the Company, is Executive Vice President and Chief Financial Officer of Elan , the parent company of Elan International, and as such, may be deemed to share voting and investment power with respect to the shares held by Elan International. Mr. Lynch disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein.

(5) Includes 20,311 shares issuable upon the exercise of options within 60 days of February 15, 2000.

(6) Aventis is a subsidiary of Hoegist Research and Technology AG. Includes 120,238 shares issuable upon the exercise of warrants within 60 days of February 15, 2000.

(7) Includes 16,666 shares issuable to each of Mr. Lynch and Mr. Garner upon the exercise of options exercisable within 60 days of February 15, 2000, subject to repurchase of unvested shares.

(8) Includes 152,655 shares issuable upon the exercise of options within 60 days of February 15, 2000, subject to repurchase of unvested shares.

(9) Includes 10,936 shares issuable upon the exercise of options within 60 days of February 15, 2000.

(10) Mr. Kitchen terminated his employment with the Company effective December 31, 1999.

(11) Includes 10,937 shares issuable upon the exercise of options within 60 days of February 15, 2000.

(12) Ms. Nova terminated her employment with the Company effective January 31, 2000.

(13) Includes 40,519 shares issuable upon the exercise of options within 60 days of February 15, 2000, subject to repurchase of unvested shares.

(14) Includes an aggregate of 268,690 shares issuable upon the exercise of options exercisable within 60 days of February 15, 2000, subject to repurchase of unvested shares.

(15) Includes unvested shares subject to repurchase by the Company at February 15, 2000, as follows: Mr. Birndorf, 182,083; Mr. Bromley, 15,000; Mr. Gallahue, 78,069; Mr. Leonhardt, 54,845; Dr. O'Connell, 47,366.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In June 1995, Howard Birndorf and Tina Nova, Ph.D. each purchased 100,000 shares of Common Stock at $.15 per share. In connection with the purchase of these shares, the Company loaned $15,000 to each of Mr. Birndorf and Dr. Nova at an interest rate of 6.7% per annum pursuant to a five-year full recourse promissory note, which notes are secured by their respective shares purchased. In August 1996, Mr. Birndorf purchased an additional 183,333 shares and Dr. Nova purchased an additional 50,000 shares of Common Stock at $.15 per share. In connection with such purchases, the Company loaned
$27,500 and $7,500 to Mr. Birndorf and Dr. Nova, respectively, at an interest rate of 6.3% per annum pursuant to five-year full recourse promissory notes, which notes are secured by their respective shares purchased. In connection with Dr. Nova's severance agreement entered into in January 2000, Dr. Nova repaid these promissory notes of $22,500 and accrued interest.

    In November and December 1997 and March 1998, certain officers and directors of the Company exercised options to purchase an aggregate of 1,155,837 shares of the Company's Common Stock. As consideration for such shares the Company received full recourse promissory notes, bearing interest at 6.01%, from directors and officers Birndorf (an aggregate of 437,496 shares for $393,747) and Nova (an aggregate of 160,379 shares for $144,341) and executive officers Leonhardt (85,200 shares for $76,680), O'Connell
(106,096 shares for $95,486), Kitchen (233,333 shares for $210,000) and
Gallahue (133,333 shares for $400,000). The principal and accrued interest on such promissory notes will be payable in November 2002 or December 2002. The payment of each promissory note is secured by a pledge of the shares purchased by such director and/or executive officer. In connection with Dr. Nova's and Mr. Kitchen's severance agreements entered into in January 2000 and December 1999, Dr. Nova and Mr. Kitchen repaid the full recourse promissory notes of $144,341 and $210,000, respectively, and accrued interest.

    In March 1998, the Company loaned W.J. Kitchen $200,000 pursuant to a four-year promissory note in connection with his relocation to San Diego. The loan, which bears interest at 6.01% per annum and is secured by a deed of trust, is forgivable by the Company over four year years. In connection with Mr. Kitchen's severance agreement dated December 31, 1999, Mr. Kitchen will repay the unforgiven principal portion plus accrued interest on his loan.

    In April 1998, the Company made a relocation loan to Kieran Gallahue of $40,000 pursuant to a four-year promissory note. The loan, which bears interest at 6.01% per annum and is secured by a second deed of trust, is also forgivable by the Company over four years.

    As of February 15, 2000, aggregate outstanding indebtedness of directors and executive officers in favor of the Company was as follows: Mr. Birndorf, $497,685; Mr. Gallahue, $467,697; and Mr. Leonhardt, $86,321.

    In December 1997, the Company entered into a collaborative research and development agreement with Elan. Thomas G. Lynch, a director of the Company, is Executive Vice President, Chief Financial Officer and a director of Elan. The Company received $568,000 and $929,000 in 1999 and 1998, respectively, pursuant to such agreement.

    In November 1998, the Company entered into a Standstill Agreement and Right of First Negotiation (the "Agreement") with Graviton, Inc. ("Graviton"), granting the Company an exclusive period of time to negotiate a license to certain technologies licensed to and/or developed by Graviton. In exchange for the Agreement, the Company advanced to Graviton through a secured loan the sum of $500,000. In May 1999, the Company advanced to Graviton through a secured loan an additional $500,000, the proceeds of which were to be used by Graviton in part to secure additional intellectual property rights which the Company could license. In December 1999, the Company entered into a Collaboration and License Agreement with Graviton. Pursuant to this agreement, the total loans of $1.0 million, plus accrued interest, were exchanged for license fees. Messr. Birndorf is a director of and an investor in Graviton. Additionally, Dr. Tina Nova, a former director and the Company's President and Chief Operating Officer during 1999, is the spouse of Dr. Michael Nova, the president of Graviton. Together, Messrs. Birndorf and Nova hold a controlling ownership interest in Graviton.

    On July 27, 1999, the Board of Directors authorized the issuance of an aggregate of 251,000 shares of the Company's common stock to some officers and key employees at a price per share of par value ($.001). All of these shares were purchased by the respective officers and key employees and are subject to repurchase if the officer or key employee leaves the Company prior to July 26, 2001. Repurchase rights as to certain of the shares lapse upon the attainment of performance milestones or upon a change in control.

    The Company believes that the foregoing transactions were in its best interests. It is the Company's current policy that all transactions by the company with officers, directors, 5% stockholders or their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, and are on terms no less favorable to us than could be

                                     PART IV

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

       (3) Exhibits

          Exhibit
          Number         Description of Document
          ------         -----------------------
          2.1*           Agreement and Plan of Merger among the Registrant, Nanotronics, Inc. ("Nanotronics") and the
                         shareholders of Nanotronics, dated as of December 18, 1997.
          3.(i)1***      Restated Certificate of Incorporation. (3.(i)1)
          3.(i)2***      Certificate of Designation, as filed with the Delaware Secretary of State on November 23, 1998. (3.(ii)2)
          3.(ii)*        Amended and Restated Bylaws of the Registrant. (3.(ii)2)
          4.1*           Form of Common Stock Certificate.
          10.1*(A)       1997 Stock Incentive Plan of Nanogen, Inc. ("1997 Plan").  (10.3)
          10.2*(A)       Form of Incentive Stock Option Agreement under the 1997 Plan.  (10.4)
          10.3*(A)       Form of Nonqualified Stock Option Agreement under the 1997 Plan.  (10.5)
          10.4*(A)       Nanogen, Inc. Employee Stock Purchase Plan.  (10.6)
          10.5*(A)       Form of Indemnification Agreement between the Registrant and its directors and executive officers.
                         (10.7)
          10.6*(+)       Agreement between the Registrant and Elan Corporation, plc, dated December 19, 1997.  (10.8)
          10.7*(+)       Agreement between the Registrant and Hoechst AG, dated December 4, 1997.  (10.9)
          10.8*(+)       Agreement between the Registrant and Syntro Corporation, dated of November 24, 1997.  (10.10)
          10.9*(+)       Master Agreement between the Registrant and Becton, Dickinson and Company, dated as of October 1, 1997, with related attachments.  (10.11)
          10.10*(+)      Exclusive Option Agreement between the Registrant and Billups-Rothenberg, Inc., dated as of September
                         12, 1997.  (10.12)
          10.11*(+)      Sponsored Research Agreement between the Registrant and Prolinx, Inc., dated as of December 18, 1996.
                         (10.13)
          10.12*(+)      Collaborative Research Agreement between the Registrant and the University of Texas Southwestern Medical
                         Center at Dallas, dated as of August 1, 1995.  (10.14)
          10.13****(+)   Collaborative Research and Development Agreement by and between Aventis Research & Technologies GMBH &
                         Co. KG and Nanogen, Inc. dated as of September 27, 1999.
          10.14*         Form of Series B Preferred Stock Purchase Warrant, between the Registrant and certain purchasers of its
                         Series B Preferred Stock, dated April 11, 1995.  (10.17)
          10.15*         Amended and Restated Investors' Rights Agreement between the Registrant and certain securityholders set forth therein, dated as of May 5, 1997, as amended.  (10.18)


          Exhibit
          Number         Description of Document
          ------         -----------------------
          10.16*         Master Lease Agreement between the Registrant and Mellon US
                         Leasing, dated September 11, 1997. (10.19) 10.17* Lease Agreement between the Registrant and LMP Properties, Ltd., dated June 29, 1994.(10.20)
          10.18*         Lease Agreement between the Registrant and Lease Management Services, Inc., dated April 26, 1994, as amended on December 13, 1994 and June 13, 1996.  (10.21)
          10.19*(A)      Form of Nanogen, Inc. Restricted Stock Issuance Agreement between the Registrant and certain of its directors and executive officers, dated as of November 7, 1997.  (10.22)
          10.20*(A)      Form of Promissory Note between the Registrant and certain of its executive officers, dated August 22,
                         1996.  (10.23)
          10.21*(A)      Form of Promissory Note between the Registrant and certain of its executive officers, dated June 30,
                         1995.  (10.24)
          10.22*(A)      Form of Common Stock Purchase Agreement.  (10.25)
          10.23*(A)      Form of Performance Stock Option Agreement.  (10.26)
          10.24(A)       Agreement between the Registrant and Tina S. Nova, Ph.D., dated October 29, 1999.
          10.25*(A)      Agreement between the Registrant and W. J. Kitchen, dated October 28, 1997.  (10.28)
          10.26(A)       Agreement between the Registrant and James P. O'Connell, Ph.D., dated October 29, 1999.
          10.27(A)       Agreement between the Registrant and Harry J. Leonhardt, dated October 29, 1999.
          10.28(A)       Agreement between the Registrant and Kieran T. Gallahue, dated October 29, 1999.
          10.29(A)       Agreement between the Registrant and Michael J. Heller, dated October 29, 1999.
          10.30(A)       Agreement between the Registrant and Howard C. Birndorf, dated October 29, 1999.
          10.31(A)       Agreement between the Registrant and Clare "Bud" Bromley, dated October 29, 1999.
          10.32(A)       Agreement between the Registrant and W.J. Kitchen, dated December 31, 1999.
          10.33*(A)      Secured Promissory Note and Deed of Trust, between the Registrant and W. J. Kitchen, dated March 16,
                         1998.  (10.32)
          10.34*(A)      Secured Promissory Note and Deed of Trust, between the Registrant and Kieran T. Gallahue, dated April
                         23, 1998.
          10.35*(+)      License Agreement between the Registrant and Billups-Rothenberg, Inc., dated as of March 18, 1998.
                         (10.34)
          10.36**        Rights Agreement dated as of November 17, 1998, between the Company and BankBoston, N.A.
          10.37***(+)    Collaborative Research and Development Agreement between the Company and Hoechst Research and
                         Technology, dated December 3, 1998.  (10.34)
          10.38          Master Loan and Security Agreement between the Registrant and Transamerica Business Credit Corporation
                         dated June 14, 1999.
          23.1           Consent of Ernst & Young LLP, independent auditors.
          27.1           Financial Data Schedule.

       * Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-42791). Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

      ** Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A, filed on November 24, 1998.

     *** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

    **** Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999.

      (A) Indicates management compensatory plan or arrangement.

      (+) Confidential treatment has been granted for certain portions of these agreements.

      (++)Confidential treatment has been requested for certain portions of this agreement.

    (b)   Reports on Form 8-K

          No Reports on Form 8-K were filed during the three months ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NANOGEN, INC.

Date:  February 17, 2000               By:/s/   HOWARD C. BIRNDORF
                                          ------------------------------------
                                          Howard C. Birndorf
                                          Chairman of the Board,
                                          Chief Executive Officer and
                                          President

    Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                      Title                                    Date
---------                                      -----                                    ----
/s/  HOWARD C. BIRNDORF                        Chairman of the Board,                   February 17, 2000
------------------------------------           Chief Executive Officer and
          Howard C. Birndorf                   President
                                               (Principal Executive Officer)

/s/    KIERAN T. GALLAHUE                      Senior Vice President, Chief             February 17, 2000
------------------------------------           Financial Officer (Principal
             Kieran T. Gallahue                Financial and Accounting
                                               Officer)

                                               Director                                 February __, 2000
------------------------------------
               Val Buonaiuto

/s/        CAM L. GARNER                       Director                                 February 17, 2000
------------------------------------
               Cam L. Garner

/s/   DAVID G. LUDVIGSON                       Director                                 February 17, 2000
------------------------------------
          David G. Ludvigson

                                               Director                                 February __, 2000
------------------------------------
            Thomas G. Lynch

/s/  STELIOS B. PAPADOPOULOS                   Director                                 February 17, 2000
------------------------------------
        Stelios B. Papadopoulos


                                  NANOGEN, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                     PAGE
Report of Ernst & Young LLP, Independent Auditors................................................     F-2

Consolidated Balance Sheets......................................................................     F-3

Consolidated Statements of Operations............................................................     F-4

Consolidated Statements of Cash Flows............................................................     F-5

Consolidated Statements of Stockholders' Equity..................................................     F-6

Notes to Consolidated Financial Statements.......................................................F-7-F-15

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Nanogen, Inc.

We have audited the accompanying consolidated balance sheets of Nanogen, Inc., as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nanogen, Inc. at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

San Diego, California
January 28, 2000

                                  NANOGEN, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                         DECEMBER 31,
                                                                                -------------------------------
                                                                                      1999             1998
                                                                                ---------------  --------------
                                           ASSETS

               Current assets:
                 Cash and cash equivalents                                      $       41,021   $       62,245
                 Receivables and other current assets                                    2,320            2,933
                                                                                --------------   --------------
                   Total current assets                                                 43,341           65,178

               Property and equipment, net                                               6,154            6,980
               Acquired technology rights                                                1,005               --
               Restricted cash                                                             219              270
               Other assets                                                                 66              276
                                                                                --------------   --------------
                                                                                $       50,785   $       72,704
                                                                                ==============   ==============


                            LIABILITIES AND STOCKHOLDERS' EQUITY

               Current liabilities:
                 Accounts payable                                               $          598   $        1,066
                 Accrued liabilities                                                     3,726            1,433
                 Deferred revenue                                                        3,373            3,065
                 Current portion of capital lease obligations                            2,136            1,913
                                                                                --------------   --------------
                   Total current liabilities                                             9,833            7,477

               Capital lease obligations, less current portion                           2,831            4,176

               Commitments

               Stockholders' equity:
                 Convertible preferred stock, $.001 par value, 5,000,000
                   shares authorized at December 31, 1999 and 1998;
                   no shares issued and outstanding at December 31,
                   1999 and 1998                                                            --               --
                 Common stock, $.001 par value, 50,000,000 shares authorized at
                   December 31, 1999 and 1998; 18,990,799 and 18,835,461 shares issued and outstanding at
                   December 31, 1999 and 1998, respectively                                 19               19
                 Additional paid-in capital                                            113,574          111,489
                 Deferred compensation                                                  (1,473)          (1,512)
                 Notes receivable from officers                                         (1,369)          (1,514)
                 Accumulated deficit                                                   (72,630)         (47,431)
                                                                                --------------   --------------
               Total stockholders' equity                                               38,121           61,051
                                                                                --------------   --------------
                                                                                $       50,785   $       72,704
                                                                                ==============   ==============

                             See accompanying notes.

                                  NANOGEN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                      1999              1998             1997
                                                ---------------   ---------------  --------------
Revenues:
  Sponsored research                            $        5,688    $       5,461    $        1,243
  Contract and grant revenue                             2,431            2,172             2,123
                                                --------------    -------------    --------------
Total revenues                                           8,119            7,633             3,366

Operating expenses:
  Research and development                              25,260           23,002            11,769
  General and administrative                             9,097            6,420             3,910
  Acquired in-process technology                            --            1,193                --
                                                --------------    -------------    --------------
Total operating expenses                                34,357           30,615            15,679
                                                --------------    -------------    --------------

Loss from operations                                   (26,238)         (22,982)          (12,313)

Equity in loss of joint venture                           (996)            (610)               --
Interest income, net                                     2,035            2,650               975
                                                --------------    -------------    --------------
Net loss                                        $      (25,199)   $     (20,942)   $      (11,338)
                                                ==============    =============    ==============


Net loss per share-- basic and diluted          $        (1.39)   $       (1.60)   $        (8.42)
                                                ==============    =============    ==============
Number of shares used in computing net loss
  per share-- basic and diluted                         18,069           13,097             1,347
                                                ==============    =============    ==============


                             See accompanying notes.

                                  NANOGEN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                                 1999          1998         1997
                                                           -----------------------------------------
OPERATING ACTIVITIES:
  Net loss                                                    $(25,199)     $(20,942)    $(11,338)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Acquisition of in-process technology                           --          1,193           --
    Equity in loss of joint venture                                996           610           --
    Net (gain) loss from sale of property and equipment             24           (13)          --
    Depreciation and amortization                                1,709         1,168          527
    Amortization of deferred compensation                        1,773         2,181          611
    Stock-based compensation expense                               237            --           --
    Interest capitalized on notes receivable from                  (74)          (75)          (4)
      officers
    Changes in operating assets and liabilities:
      Accounts payable                                            (468)          469          117
      Accrued liabilities                                        2,293           424         (414)
      Deferred revenue                                             308         2,053        1,012
      Receivables and other assets                                (182)       (2,291)        (326)
                                                            ----------    ----------    ---------
Net cash used in operating activities                          (18,583)      (15,223)      (9,815)

INVESTING ACTIVITIES:
  Purchase of equipment                                            (32)          (72)        (492)
  Proceeds from sale of assets                                       6            29           --
  Investment in joint venture                                     (996)         (610)          --
                                                            ----------    ----------    ---------
Net cash used in investing activities                           (1,022)         (653)        (492)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in restricted cash                                       51            89           50
  Principal payments on capital lease obligations               (2,003)       (1,561)        (670)
  Issuance of common stock                                         218        60,052          125
  Note receivable payments from officers                           115            --           --
  Issuance of convertible preferred stock, net of
     issuance costs                                                 --            43       13,525
                                                            ----------    ----------    ---------
Net cash provided by (used in) financing activities             (1,619)       58,623       13,030
                                                            ----------    ----------    ---------
Net increase (decrease)  in cash and cash equivalents          (21,224)       42,747        2,723
Cash and cash equivalents at beginning of year                  62,245        19,498       16,775
                                                            ----------    ----------    ---------
Cash and cash equivalents at end of year                    $   41,021    $   62,245    $  19,498
                                                            ==========    ==========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                               $      580    $      466    $     225
                                                            ==========    ==========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Equipment acquired under capital leases                     $      881    $    5,652    $   1,159
                                                            ==========    ==========    =========
Common stock issued in exchange for notes receivables
  from officers                                             $       --    $      310    $   1,057
                                                            ==========    ==========    =========
Issuance of convertible preferred stock and warrants in
  exchange for in-process technology                        $       --    $    1,193    $      --
                                                            ==========    ==========    =========
Exchange of notes receivable for acquired technology
  rights                                                    $    1,005    $       --    $      --
                                                            ==========    ==========    =========
Deferred compensation related to stock options and
  restricted stock awards, net                              $    1,734    $    1,370    $   2,934
                                                            ==========    ==========    =========


                             See accompanying notes.

                                  NANOGEN, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                        CONVERTIBLE
                                                      PREFERRED STOCK             COMMON STOCK         ADDITIONAL
                                                  -----------------------  -------------------------     PAID-IN       DEFERRED
                                                   SHARES        AMOUNT       SHARES        AMOUNT       CAPITAL     COMPENSATION
                                                  ---------     --------     --------       ------    ------------  -------------
Balance at December 31, 1996                         10,785   $       11        1,832    $       2    $     30,886  $         --
  Issuance of common stock                               --           --          207           --             129            --
  Repurchase of common stock                             --           --          (30)          --              (4)           --
  Issuance of convertible preferred stock             2,899            3           --           --          13,522            --
  Deferred compensation related to stock
  options                                                --           --           --           --           2,934        (2,934)
  Amortization of deferred compensation                  --           --           --           --              --           611
  Exercise of stock options in exchange for
    notes receivable and accrued interest                --           --        1,175            1           1,056            --
  Net loss                                               --           --           --           --              --            --
                                                  ---------     --------     --------       ------    ------------  ------------
Balance at December 31, 1997                         13,684           14        3,184            3          48,523        (2,323)
  Issuance of common stock                               --           --          555            1             329            --
  Repurchase of common stock                             --           --         (123)          --            (103)           --
  Issuance of convertible preferred stock               232           --           --           --           1,236            --
  Sale of common stock under initial public
    offering, net of expenses                            --           --        3,900            4          38,731            --
  Sale of common stock in private placement in
    conjunction with initial public offering             --           --        1,909            2          20,998            --
  Conversion of preferred stock upon the
    the completion of initial public offering       (13,916)         (14)       9,277            9               5            --
  Deferred compensation related to stock
  options                                                --           --           --           --           1,370        (1,370)
  Amortization of deferred compensation                  --           --           --           --              --         2,181
  Exercise of stock options in exchange for
    notes receivable and accrued interest                --           --          133           --             400            --
  Net loss                                               --           --           --           --              --            --
                                                  ---------     --------     --------       ------    ------------  ------------
Balance at December 31, 1998                             --           --       18,835           19         111,489        (1,512)
  Issuance of common stock                               --           --           94           --             246            --
  Repurchase of common stock                             --           --          (73)          --            (114)           86
  Cancellation of notes receivable related to
    unvested restricted stock                            --           --         (116)          --            (104)           --
  Restricted stock awards                                --           --          251           --           1,820        (1,820)
  Stock-based compensation expense                       --           --           --           --             237            --
  Amortization of deferred compensation                  --           --           --           --              --         1,773
  Payments received and accrued interest on
     notes receivable from officers                      --           --           --           --              --            --
  Net loss                                               --           --           --           --              --            --
                                                  ---------     --------     --------       ------    ------------  ------------

Balance at December 31, 1999                             --     $     --       18,991       $   19    $    113,574  $     (1,473)
                                                  =========     ========     ========       ======    ============  ============




                                                      NOTES                        TOTAL
                                                   RECEIVABLE                  STOCKHOLDERS'
                                                      FROM        ACCUMULATED     EQUITY
                                                    OFFICERS        DEFICIT      (DEFICIT)
                                                  -----------   ------------   ------------
Balance at December 31, 1996                      $       (68)  $    (15,151) $     15,680
  Issuance of common stock                                 --             --           129
  Repurchase of common stock                               --             --            (4)
  Issuance of convertible preferred stock                  --             --        13,525
  Deferred compensation related to stock
  options                                                  --             --            --
  Amortization of deferred compensation                    --             --           611
  Exercise of stock options in exchange for
    notes receivable and accrued interest              (1,061)            --            (4)
  Net loss                                                 --        (11,338)      (11,338)
                                                  -----------   ------------   -----------
Balance at December 31, 1997                           (1,129)       (26,489)       18,599
  Issuance of common stock                                 --             --           330
  Repurchase of common stock                               90             --           (13)
  Issuance of convertible preferred stock                  --             --         1,236
  Sale of common stock under initial public
    offering, net of expenses                              --             --        38,735
  Sale of common stock in private placement in
    conjunction with initial public offering               --             --        21,000
  Conversion of preferred stock upon the
    the completion of initial public offering              --             --            --
  Deferred compensation related to stock
  options                                                  --             --            --
  Amortization of deferred compensation                    --             --         2,181
  Exercise of stock options in exchange for
    notes receivable and accrued interest                (475)            --           (75)
  Net loss                                                 --        (20,942)      (20,942)
                                                  -----------   ------------   -----------
Balance at December 31, 1998                           (1,514)       (47,431)       61,051
  Issuance of common stock                                 --             --           246
  Repurchase of common stock                               --             --           (28)
  Cancellation of notes receivable related to
    unvested restricted stock                             104             --            --
  Restricted stock awards                                  --             --            --
  Stock-based compensation expense                         --             --           237
  Amortization of deferred compensation                    --             --         1,773
  Payments received and accrued interest on
     notes receivable from officers                        41             --            41
  Net loss                                                 --        (25,199)      (25,199)
                                                  -----------   ------------   -----------

Balance at December 31, 1999                      $    (1,369)  $    (72,630)  $    38,121
                                                  ===========   ============   ===========


                             See accompanying notes.

                                  NANOGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND BUSINESS ACTIVITY

    Nanogen, Inc. ("Nanogen" or the "Company") was incorporated in California on November 6, 1991 as Nanophore, Inc. ("Nanophore"), a wholly-owned subsidiary of Nanotronics, Inc. ("Nanotronics"), and pursuant to a Plan of Corporate Separation and Reorganization, Nanophore issued shares of its common stock to the Nanotronics shareholders and commenced operations as Nanogen, Inc. on September 1, 1993. In November 1997, the Company reincorporated in Delaware. The Company was established to develop products which integrate advanced microelectronics and molecular biology into a platform technology with broad commercial applications in the fields of biomedical research, genomics, medical diagnostics, genetic testing and drug discovery. The Company operates in one business and operating segment.

    ACQUISITION OF NANOTRONICS, INC.

    In January 1998, the Company consummated an Agreement and Plan of Merger with Nanotronics, Inc. ("Nanotronics"), pursuant to which a wholly owned California subsidiary of the Company merged with and into Nanotronics. Upon the consummation of the merger, the Company issued approximately 200,000 shares of its Series D Convertible Preferred Stock at $6.00 per share in exchange for all of the outstanding shares of Nanotronics. This Series D Preferred Stock converted into 132,334 shares of common stock in connection with the Company's initial public offering. The transaction has been accounted for using the purchase method. The operations and net assets of Nanotronics were not material to the Company's financial position or results of operations, but have been consolidated in the Company's financial statements since the date of acquisition. The technological feasibility of the acquired technology has not been established nor have alternative uses been identified, therefore, the purchase price of approximately $1.2 million was allocated to acquired in-process technology and has been reflected as a charge in the Company's statement of operations.

    The following unaudited table shows the pro forma amounts as if the acquisition had occurred on January 1, 1997:

                                               YEARS ENDED DECEMBER 31,
                                            ------------------------------
                                                 1998             1997
                                            -------------    -------------
    Revenue                                   $    7,667       $    3,699
    Net loss                                  $  (20,946)      $  (11,474)
    Net loss per share - basic and diluted    $    (1.60)      $    (8.52)


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

    All of the Company's investments are with financial institutions and organizations with strong credit ratings with maturities of three months or less when acquired.

    RESTRICTED CASH

    During 1994, the Company obtained an irrevocable standby letter of credit in the amount of $463,775 to secure its building lease. The letter of credit is secured by a certificate of deposit, which is shown as restricted cash in the accompanying balance sheet. The letter of credit is reduced by approximately $50,000 annually, and had a balance of approximately $219,000 at December 31, 1999.

    PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, generally three to five years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term.

    ACQUIRED TECHNOLOGY RIGHTS

    Acquired technology rights are recorded at cost and amortized on a straight-line basis over their estimated useful lives of five years.

    IMPAIRMENT OF LONG-LIVED ASSETS

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company will value the asset at fair value. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 1999.

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

    Contract and grant revenue from one customer amounted to approximately 13% of total revenues in 1999. Contract and grant revenue from a second customer amounted to approximately 8%, 10% and 35% of total revenues in 1999, 1998 and 1997, respectively. Additionally, sponsored research (see Note 10) was 70%, 72% and 37% of total revenue in 1999, 1998 and 1997, respectively.

    COMPREHENSIVE INCOME (LOSS)

    As of January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive loss was not different than net loss for the years ended December 31, 1999 and 1998.

    NET LOSS PER SHARE

    The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period and dilutive potential common shares outstanding. Weighted average common shares outstanding during the period does not include shares issued pursuant to the exercise of stock options prior to vesting. Due to the losses incurred by the Company during the years ended December 31, 1999, 1998 and 1997, common stock equivalents resulting from the assumed exercise of outstanding stock options and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

    STOCK-BASED COMPENSATION

    As permitted by SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations ("APB 25"), in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is equal to or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

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

2.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                             DECEMBER 31,
                                                          1999          1998
                                                      ------------  ------------
Scientific equipment                                   $    3,738    $     3,130
Manufacturing equipment                                        42           -
Office furniture and equipment                              2,156          2,030
Leasehold improvements                                      4,200          4,141
                                                       ----------    -----------
                                                           10,136          9,301
Less accumulated depreciation and amortization             (3,982)        (2,321)
                                                       ----------    -----------
                                                       $    6,154    $     6,980
                                                       ==========    ===========

3.  ACCRUED LIABILITIES

    Accrued liabilities are comprised of the following (in thousands):

                                                             DECEMBER 31,
                                                          1999          1998
                                                      ------------  ------------
Accrued compensation and benefits                      $    2,034    $       754
Accrued product development costs                             944           -
Other                                                          748           679
                                                       -----------   -----------

                                                       $    3,726    $     1,433
                                                       ==========    ===========

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

    LEASES

    The Company leases its facilities and certain equipment under operating lease agreements that expire at various dates through 2005. Rent expense was $577,000, $532,000 and $461,000 in 1999, 1998, and 1997, respectively.

    The Company leases certain equipment under capital lease obligations. Cost and accumulated amortization of equipment under capital lease were $9,953,000 and $3,872,000 at December 31, 1999 and $9,045,000 and $2,199,000
at December 31, 1998, respectively. Amortization of equipment under capital lease obligations is included in depreciation expense.

    Annual future minimum obligations for operating and capital leases as of December 31, 1999 are as follows (in thousands):

                                                                     CAPITAL
                                                        OPERATING     LEASE
                                                         LEASES    OBLIGATIONS
                                                      ----------  ------------
  2000                                                $      612  $    2,555
  2001                                                       626       1,994
  2002                                                       651         660
  2003                                                       677         188
  2004                                                       705         130
  Thereafter                                                 178          --
                                                      ----------  ----------
  Total minimum lease payments                        $    3,449       5,527
                                                      ==========
  Less amount representing interest                                      560
                                                                  ----------
  Present value of future minimum capital lease                        4,967
  obligations
  Less amounts due in one year                                         2,136
                                                                  ----------
  Long term portion of capital lease obligations                  $    2,831
                                                                  ==========

    As of December 31, 1999, the Company has $4.4 million of available funding under equipment lease lines.

5.  RELATED PARTY TRANSACTIONS

    In November 1998, the Company entered into a Standstill Agreement and Right of First Negotiation (the "Agreement") with Graviton, Inc. ("Graviton"), granting the Company an exclusive period of time to negotiate a license to certain technologies licensed to and/or developed by Graviton. In exchange for the Agreement, the Company advanced to Graviton through a secured loan the sum of $500,000. In May 1999, the Company advanced to Graviton through a secured loan an additional $500,000, the proceeds of which were to be used by Graviton in part to secure additional intellectual property rights which the Company could license. In December 1999, the Company entered into a Collaboration and License Agreement with Graviton. Pursuant to this agreement, the total loans of $1.0 million, plus accrued interest, were exchanged for license fees which are reflected as "acquired technology rights" in the accompanying balance sheet.

    Mr. Birndorf, Chairman of the Board, Chief Executive Officer and President and a director of the Company, is also a director of and investor in Graviton. Additionally, Dr. Tina Nova, the Company's President and Chief Operating Officer during 1998 and 1999, is the spouse of the president of Graviton, Dr. Michael Nova. Together, Messrs. Birndorf and Nova hold a controlling ownership interest in Graviton. Given the interrelationship among the parties, the Company's Board appointed a committee of disinterested Board members to evaluate this opportunity. After full disclosure of the above-referenced interrelationships, the Committee determined that it was in the best interests of the Company to enter into the license agreement which was executed on December 15, 1999.

6.  STOCKHOLDERS' EQUITY

    WARRANTS

    At December 31, 1999, there were outstanding warrants to purchase an aggregate of 20,000 shares of common stock at an exercise price of $2.25 per share which expire in April 2000. Pursuant to the research and development collaboration agreement with Aventis Research and Technologies, an affiliate of Hoechst AG ("Aventis"), (see note 10), the Company agreed to issue to Aventis a warrant to purchase 120,238 shares of common stock exercisable through March 2004 at an exercise price of $8.75 per share.

    STOCK OPTION PLANS

    Under the Company's 1993 Stock Option Plan, as amended in April 1995, 654,671 shares of common stock were reserved for issuance upon exercise of stock options granted by the Company. In April 1995, the Board of Directors adopted the 1995 Stock Option/Stock Issuance Plan under which 333,333 shares of common stock were reserved for issuance. In April 1996, an additional 650,000 shares of common stock were reserved for issuance under the 1995 Plan. The plans provide for the grant of stock options to officers, directors, employees and consultants to the Company.

    In August 1997, the Board of Directors adopted the 1997 Stock Incentive Plan, under which 1,641,341 shares of common stock were reserved for issuance upon exercise of stock options granted by the Company. In November 1997 and June 1999, an additional 600,000 shares and 925,000 shares, respectively, were reserved for issuance under the 1997 Plan.

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

    As of December 31, 1999, 925,213 shares are available for future grant under the stock option plans. The following table summarizes stock option activity through December 31, 1999:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                                            EXERCISE
                                            NUMBER OF        PRICE PER      PRICE PER
                                             SHARES            SHARE          SHARE
                                           ----------   ------------------  ---------
Outstanding at December 31, 1996             233,875    $  .02  to $   .15   $  .15
  Granted                                  1,586,223    $  .38  to $   .90   $  .89
  Exercised                               (1,381,766)   $  .15  to $   .90   $  .86
  Cancelled                                  (21,616)   $  .15  to $   .90   $  .53
                                           ---------
Outstanding at December 31, 1997             416,716    $  .02  to $   .90   $  .60
  Granted                                  1,344,874    $ 3.00  to $ 10.00   $ 4.48
  Exercised                                 (248,479)   $  .15  to $  3.00   $ 1.98
  Cancelled                                 (406,910)   $  .15  to $ 10.00   $ 6.23
                                           ---------
Outstanding at December 31, 1998           1,106,201    $  .02  to $  5.00   $ 2.94
  Granted                                    849,326    $  .001 to $ 21.875  $ 5.23
  Exercised                                 (314,870)   $  .001 to $  4.75      .49
  Cancelled                                 (381,389)   $  .375 to $  9.625  $ 3.75
                                           ---------
Outstanding at December 31, 1999           1,259,268    $  .02  to $ 21.875  $ 4.86
                                           =========

    The Company has the option to repurchase, at the original issue price, unvested shares issued pursuant to early exercise of options in the event of termination of employment or engagement. At December 31, 1999, 651,116 shares issued under the stock option plans were subject to repurchase by the Company.

    On September 25, 1998, the Compensation Committee of the Board of Directors authorized a plan for certain option holders whereby each holder could have exchanged all of his or her current vested and unvested options on a one-for-one basis for new options priced at the market value as of September 25, 1998. An aggregate of 365,463 options at an average price of $6.69 were exchanged for options with an exercise price of $3.8125 per share. All of these replacement options vest based on the original grant date. Generally, the replacement options were not exercisable until September 26, 1999, or under certain circumstances at an earlier date.

    All replacement options are included in grants and cancellations in the above summary of stock option activity.

    The Company recognized an aggregate of $6,124,000 through December 31, 1999 as deferred compensation for the excess of the fair value of the common stock issuable on exercise of such options over the exercise price. The deferred compensation expense is being recognized over the vesting period of the options. Compensation expense related to these options was $1,773,000, $2,181,000 and $611,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Following is a further breakdown of the options outstanding as of December 31, 1999:

                                                                                               WEIGHTED
                                                           WEIGHTED                             AVERAGE
                                                            AVERAGE    WEIGHTED                EXERCISE
                               RANGE OF                    REMAINING    AVERAGE                PRICE OF
                               EXERCISE         OPTIONS     LIFE IN    EXERCISE    OPTIONS      OPTIONS
                                PRICES        OUTSTANDING    YEARS       PRICE   EXERCISABLE  EXERCISABLE
                             -----------     ------------- ---------  --------- ------------- -----------
                             $ .02 - $ .90     179,764        5.71      $ .36     179,764       $ .36
                             $3.00 - $3.94     482,652        8.50      $3.64     349,387       $3.57
                             $4.00 - $4.75     194,048        9.03      $4.39      46,399       $4.38
                             $5.00 - $6.97      87,029        8.41      $6.50       5,120       $5.73
                             $7.00 - $7.25     149,550        9.64      $7.08        -          $   -
                             $8.00 - $10.94    144,400        9.68      $9.28       4,000       $9.47
                                 $21.88         21,825       10.00      $21.88       -          $   -
                                              --------                            -------
                             $ .02 - $21.88   1,259,268       8.47      $4.86     584,670       $2.71
                                              =========                           =======

    Adjusted pro forma information regarding net loss is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes valuation model for option pricing with the following assumptions for 1999, 1998, and 1997: a risk-free interest rate of 6.0%, 5.75%, and 6.5%, respectively, a dividend yield of zero; volatility factors of the expected market price of the Company's common stock of 70%, 65%, and 65%, respectively, and a weighted average expected life of the option of five years.

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

    For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's adjusted pro forma information is as follows (in thousands):

                                                YEARS ENDED DECEMBER 31,
                                      -------------------------------------------
                                           1999           1998           1997
                                      -------------  -------------  -------------
Adjusted pro forma net loss             $  (26,443)   $    (21,379)   $  (11,383)
Adjusted pro forma net loss per         $    (1.46)   $      (1.63)   $    (8.45)
share

    The weighted average fair value of options granted during 1999, 1998 and 1997 was $5.40, $2.68 and $.24 per share, respectively.

    The pro forma effect on net loss for 1999, 1998 and 1997 is not necessarily indicative of potential pro forma effects on results for future years.

    RESTRICTED STOCK AWARDS

    On July 27, 1999, the Board of Directors authorized the issuance of an aggregate of 251,000 shares of the Company's common stock to certain officers and key employees at a price per share of par value ($.001). All of these shares were purchased by the respective officers and key employees and are subject to repurchase if the officer or key employee leaves the Company prior to July 26, 2001. Repurchase rights as to certain of the shares lapse upon the attainment of certain performance milestones or upon a change in control. Deferred compensation aggregating $1,820,000 has been recorded for the excess of the fair market value of the stock on the date of the award over the purchase price per share and is being amortized over the restricted period.

    These restricted shares have been included in the summary of stock option activity under the caption STOCK OPTION PLANS above.

    EMPLOYEE STOCK PURCHASE PLAN

    In November 1997, the Board of Directors approved the Employee Stock Purchase Plan (the "Purchase Plan"). A total of 300,000 shares of common stock have been authorized for issuance under the Purchase Plan. The Purchase Plan permits eligible employees of the Company to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 15% of the participant's base salary subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning of the applicable "offering period" or the last day of the accumulation period. Each offering period is 24 months long, with new offering periods commencing every six months, and an accumulation period is six months in duration. During the years ended December 31, 1999 and 1998, 35,216 and 26,783 shares, respectively, were issued under the Purchase Plan.

    SHARES RESERVED FOR FUTURE ISSUANCE

    The following shares of common stock are reserved for future issuance at December 31, 1999:

              Stock options                         2,184,481
              Employee stock purchase plan            238,001
              Warrants                                140,238
                                                   ----------
                                                    2,562,720

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

7.  401(K) PLAN

    The Company has a 401(k) defined contribution savings and retirement plan (the "Plan"). The Plan is for the benefit of all qualifying employees and permits employees voluntary contributions up to a maximum of 20% of base salary (as defined), subject to annual limits. The Board of Directors may, at its sole discretion, approve Company contributions. No such contributions have been made as of December 31, 1999.

8.  NOTES RECEIVABLE FROM OFFICERS AND EMPLOYEES

    The Company has advanced funds aggregating $240,000 to certain officers in connection with various employment agreements. These agreements provide for forgiveness of the advances over four-year periods. If an individual terminates the relationship with the Company, the unforgiven portion of the advances and any accrued interest are due and payable upon termination. These advances are secured by second trust deeds on the personal residences of the respective officers. As of December 31, 1999, $110,000 of these advances has been forgiven, $100,000 has been repaid to the Company in conjunction with the termination of the respective employee, and $30,000 is included in other assets. In addition, there are full-recourse notes receivable from certain officers totaling approximately $1.4 million related to stock purchase agreements.

9.  INCOME TAXES

    Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are shown below. A valuation allowance of $29,928,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                                                             1999          1998
                                                                         ------------ -------------
                               Deferred tax assets:
                                 Net operating loss carryforwards        $    22,945  $     14,846
                                 Research and development credits              3,913         2,350
                                 Capitalized research expenses                 2,931         1,981
                                 Other                                           522           308
                                                                         -----------  ------------
                               Total deferred tax assets                      30,311        19,485
                               Valuation allowance for deferred tax
                               assets                                        (29,928)      (19,250)
                                                                         -----------  ------------
                               Net deferred tax assets                           383           235
                               Deferred tax liabilities:
                                 Depreciation                                   (383)         (235)
                                                                         -----------  ------------
                               Net deferred tax assets                   $        --  $         --
                                                                         ===========  ============

    At December 31, 1999, the Company has federal and California net operating loss carryforwards of approximately $64,319,000 and $7,534,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2006 unless previously utilized. The California tax loss carryforwards will continue to expire in 2000, unless previously utilized (approximately $1,332,000 expired in 1999). The Company also has federal and California research and development tax credit carryforwards of approximately $2,861,000 and $1,619,000, respectively, which will begin expiring in 2007 unless previously utilized.

    Under Sections 382 and 383 of the Internal Revenue Code, the annual use of the Company's net operating loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50% which occurred during 1995 and 1997. However, the Company does not believe such limitations will have a material impact upon the ultimate utilization of these carryforwards.

10. SPONSORED RESEARCH AGREEMENTS

    BECTON, DICKINSON AND COMPANY

    The Company entered into a Master Agreement with Becton, Dickinson and Company ("Becton Dickinson") in October 1997 to develop and commercialize products in the field of IN VITRO nucleic acid-based diagnostic and monitoring technologies. Pursuant to this Master Agreement, Becton Dickinson and Nanogen agreed to form The Nanogen/Becton Dickinson Partnership (the "Partnership"). Pursuant to a General Partnership Agreement, Becton Dickinson and Nanogen have contributed to the Partnership their respective rights under a Collaborative Research and Development Agreement established in May 1997, certain Intellectual Property Licenses and, as of December 31, 1999 cash of approximately $8.6 million, of which approximately $7.0 million was paid by Becton Dickinson and approximately $1.6 million was paid by Nanogen. The amounts paid to the Partnership by Nanogen during the years ended December 31, 1999 and 1998 have been recorded as Nanogen's share of the joint venture's loss for those periods. The partners are considering modifications to the joint venture to take advantage of potential third party opportunities on technology developed to date. The partners are also considering field changes which would allow the joint venture access to additional technologies or content in areas more strategically aligned with business opportunities. Further joint venture funding will be determined based upon a final decision regarding such modifications and field changes. The Company has received no research funding from Becton Dickinson since the third quarter of 1999, and it is uncertain whether the Company will receive any additional funding from Becton Dickinson.

    Revenues are recognized under the agreements as expenses are incurred, and totaled $1.6 million, $2.5 million and $1.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    AVENTIS RESEARCH AND TECHNOLOGIES

    In December 1997, the Company entered into an agreement with Aventis Research and Technologies, an affiliate of Hoechst AG ("Aventis"), for an exclusive research and development collaboration and the establishment of a joint venture relating to the development of molecular recognition arrays. Aventis also purchased common stock worth an aggregate of $10.0 million, at the offering price, in the private placement in April 1998.

    In December 1998, the Company entered into a Collaborative Research and Development Agreement which, among other things, extended the guaranteed term of the research program from two to three years. As a result of the signing of this agreement, the Company agreed to issue to Aventis a warrant to purchase 120,238 shares of common stock exercisable through March 2004 at an exercise price of $8.75 per share. The Company has also agreed to issue to Aventis, upon the achievement of certain milestones, warrants to purchase up to approximately 360,000 additional shares of common stock at a 50 percent premium to the market price on the date the milestone is achieved. These warrants will have five-year maximum terms.

    In September 1999, the Company announced the expansion of its drug discovery collaboration with Aventis. Two new technology development programs were added to the current program and will focus on the development of gene expression tools utilizing electronic bioarrays and the development of high throughput screening tools for kinase analyses. In total, the two new programs will provide a maximum of $12.0 million in additional funding to the Company through December 31, 2001, including an up-front initiation fee of $2.0 million which was received in the fourth quarter of 1999 and accounted for as deferred revenue.

    Revenue is recognized under these agreements as expenses are incurred, and totaled $3.6 million and $2.1 million for the years ended December 31, 1999 and 1998, respectively. Funding received in advance of incurred expenses is recorded as deferred revenue until the expenses are incurred, and totaled $3.4 million at December 31, 1999.

    ELAN CORPORATION, PLC

    In December 1997, the Company entered into an agreement with Elan Corporation, plc ("Elan") for a non-exclusive research and development agreement for the development of genomics and gene expression research tools. Pursuant to the agreement, Elan purchased Company common stock worth an aggregate of $5.0 million, at the initial public offering price, in the private placement in April 1998. Nanogen and Elan have not yet agreed upon specific program objectives with respect to the nonexclusive research and development program. The Company is uncertain as to whether the Company will receive any additional funding from Elan.

    Revenue is recognized under the agreement as expenses are incurred, and totaled $568,000 and $929,000 for the years ended December 31, 1999 and 1998, respectively.

11. CONTRACT AND GRANT REVENUE

    In September 1998, the Company was awarded a contract by the Space and Naval Warfare Systems Center San Diego ("SSC San Diego") for the Defense Advance Research Projects Agency in an amount that could total in excess of $7 million over the next five years. The contract award which was made by SSC San Diego for the Defense Advance Research Projects Agency includes over $2 million to be paid during the first two years, and options to extend the program for up to an additional three years that would pay the Company up to an additional $4.8 million. The goal of the program is to create an advanced miniaturized lab for biological warfare defense applications. Revenue is recognized under the agreement as expenses are incurred, and totaled $1.1 million and $109,000 for the years ended December 31, 1999 and 1998, respectively.