Form 10-K/A
period 1999-12-31
NANOGEN INC
filed 2000-02-28
CIK 1030339

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                      TO
                                   FORM 10-K

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


LIMITATIONS OF CURRENT ASSAY TECHNOLOGIES



Many bioassay techniques have been developed from a wide variety of different scientific disciplines for molecular biology and clinical diagnostic laboratories. Many of these techniques are technically demanding, difficult to perform, expensive, inflexible and often lack acceptable clinical accuracy. In addition, technologies well suited or targeted to one market, such as the biomedical research or drug discovery markets, often are unable to bridge the required gap to serve downstream markets such as clinical diagnostics.



Despite recent advances in technology, most bioassays are too specialized or inflexible to be used throughout the various departments of a life sciences laboratory. Current bioassay tools were designed for large scale data generation, the automation of repetitious tasks such as very high throughput discovery and the narrowing of genetic targets from thousands of genes to a small set of perhaps 1 to 20 genes that function in a selected biological process. In addition, many of these systems are not useful in molecular, protein, enzyme, cell biology, and forensics laboratories. These tools fall primarily into three categories: high-density arrays; high throughput sequencing and SNP discovery tools; and gel based methods. While these technologies each have certain advantages, they also have significant drawbacks that inhibit their broad applicability across the life sciences market.



THE NANOGEN SOLUTION



We believe that our initial product, the NanoChip molecular biology workstation, provides the accuracy, flexibility and ease-of-use features required to serve a wide range of genomic and biomedical as well as many other applications. We intend to promote the Nanogen system as the laboratory standard for molecular biologists, and the industry standard for accurate, targeted genomics in both laboratory and non-laboratory settings. The Nanogen system provides the following advantages:


Accuracy

Accuracy is critical in laboratory analysis. The Nanochip molecular biology workstation, with its precision electronic addressing and high degree of stringency, exceeded the accuracy of the current "gold standard" techniques in the SNP studies conducted at the Mayo Clinic and the University of Texas Southwestern Medical Center.

Multiple formats


Nanogen's technology is designed to perform on a single sample up to 100 distinct assays, or, unlike existing technologies, several user-defined assays on as many as 100 different samples. Each of the major bioassay formats, the "dot blot" and the "reverse dot blot," are conveniently handled by the NanoChip system. The system could perform 100 SNP assays on one sample, or several SNP assays on 100 samples, each in a fully automated, user-defined manner. In addition, STR assays are conveniently performed in a hybridization format on the Nanogen system, with a similar degree of accuracy that the Nanogen system has demonstrated in other assay formats.


Flexibility/scalability


Nanogen's technology is highly flexible. By using additional user-defined probe sets, specific panels can be modified to include new assays or targets. Since as many as eight loaders can be controlled by one reader, the user can prepare as many as 32 programmed arrays in several hours. Due to this fact, labor is minimized, and the system can be efficiently utilized in laboratories of various sizes. Several different assay types may be combined on the same chip, for example a SNP assay and an STR assay, and potentially assayed at the same time. The NanoChip system should handle the flexibility requirements of the most advanced research laboratory, while maintaining the ease of use and accuracy requirements of the clinical laboratory. Nanogen's technology is a "bridging technology" that should simplify the adoption of what were once previously complex genetic tests by the routine clinical laboratory.


Speed

Nanogen's electronic concentration and hybridization technology greatly accelerates the analysis process from hours to minutes. This may enable point-of-care DNA diagnostics in the future, by allowing clinicians to perform tests and choose appropriate therapy while a patient is still in the physician's office.

Throughput


Our system's ability to assay as many as 100 samples at a time allows for much higher throughput than is achievable with competitive technologies. This throughput capacity permits highly efficient workflow for many biomedical applications in a variety of laboratory settings.


Diverse applications

The flexibility of Nanogen's electronic-based technology is applicable to biological analyses beyond genomics and biomedical research, including immunoassays, enzyme assays, cell separation and cell receptor studies.

Ease of use


Nanogen assays are easy to perform. Our fully automated probe loader allows the simultaneous programming of up to four NanoChip arrays. A loaded cartridge is inserted and then analyzed on the Nanogen reader. The NanoChip system includes proprietary software to automate assay operation and provide results in "real time." There is no need for data interpretation, eliminating one source of error. Furthermore, results can be downloaded into the user's laboratory information system.


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

Pursue multiple applications

We intend to use substantially the same core hardware and consumable cartridge platform across a spectrum of applications. By doing this, we believe we can establish our platform as an industry standard and also reduce development costs for follow-on applications. This approach should also allow us to achieve manufacturing economies of scale that may help reduce our per unit cost of goods sold over time. For our initial commercial market, the biomedical research market, we do not anticipate the need for Food and Drug Administration or FDA or other regulatory approval. Over time, it is expected that additional features, such as sample-to-answer capabilities and portability at reduced cost, may broaden the market potential from the research market to markets many times larger that include drug discovery, diagnostics, forensics, agriculture and environmental applications. Some of these applications would require FDA or other regulatory approval.

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

COMMERCIALIZATION PLAN

Successful beta site tests

Beta site testing is the process of placing pre-commercial products into potential customer laboratories, and allowing them to use the system and provide feedback to the manufacturer regarding product performance and potential opportunities for improvement. We beta tested our NanoChip molecular biology workstation during 1999 at three highly visible commercial and academic centers: the Mayo Clinic, the University of Texas Southwestern Medical Center and the Bode Technology Group. The Mayo Clinic is a world-renowned clinical research facility and clinical practice, the University of Texas Southwestern Medical Center is a university-based genomics center and the Bode Technology Group is a private forensics laboratory. The Mayo Clinic and the University of Texas Southwestern Medical Center performed SNP analyses, while the Bode Technology Group performed an STR analysis. In each case, the researchers at the beta sites released results of their studies which all indicated a very high level of accuracy. The Mayo Clinic and the University of Texas Southwestern Medical School both reported 100% accuracy for the SNP studies performed using the NanoChip molecular biology workstation, which exceeded the performance of their current "gold standard" techniques. The STR analysis beta test results at the Bode Technology Group showed greater than 99.5% accuracy for the NanoChip molecular biology workstation. Additionally, all three sites provided input throughout the beta testing process that helped us design improvements into the NanoChip molecular biology workstation.

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

RESEARCH GRANTS

We have a number of active research grants and contracts administered by various governmental agencies. In September 1998, we were awarded (1) a contract by the Space and Naval Warfare Systems Center San Diego or SSC San Diego for the Defense Advance Research Projects Agency of $7 million over a five year term and
(2) a grant from the National Institute of Justice or NIJ of approximately
$1 million over a five year term. The contract award which was made by SSC San Diego for the Defense Advance Research Projects Agency, includes over
$2 million to be paid during the first two years, and options to extend the program for up to an additional three years that would pay us up to an additional $4.8 million. The goal of the program is to create an advanced miniaturized lab for biological warfare defense applications. Under the grant awarded by the U.S. Department of Justice, Office of Justice Programs we are continuing our work in the development of a portable microchip array-based genetic detector for rapid forensic DNA testing and identification at the crime scene.

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

EMPLOYEES

As of December 31, 1999, we had 142 full-time employees, of whom 50 hold Ph.D. degrees and 19 hold other advanced degrees. Approximately 90 are involved in research and development, 26 in operations, manufacturing, and quality assurance, and 26 in finance, legal, marketing and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. None of our employees is covered by a collective bargaining agreement, and we believe that we maintain good relations with our employees.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NANOGEN, INC.


Date:  February 25, 2000               By:  /s/ Kieran T. Gallahue
                                          ------------------------------------
                                          Kieran T. Gallahue
                                          Senior Vice President,
                                          Chief Financial Officer