Form 10-Q
period 2000-03-31
NANOGEN INC
filed 2000-05-12
CIK 1030339

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


AS OF APRIL 17, 2000, 20,613,315 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                  NANOGEN, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                                   PAGE
                                                                                                   ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Balance Sheets at March 31, 2000
                    and December 31, 1999...........................................................3

                  Consolidated Statements of Operations for the Three
                    Months ended March 31, 2000 and 1999............................................4

                  Consolidated Statements of Cash Flows for the Three
                    Months ended March 31, 2000 and 1999............................................5

                  Notes to Consolidated Financial Statements........................................6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............................................10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk........................20


PART II:          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K..................................................21

SIGNATURES..........................................................................................22

EXHIBIT INDEX.......................................................................................23


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                  NANOGEN, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              MARCH 31,           DECEMBER 31,
                                                                                2000                 1999
                                                                          -----------------     ----------------
                                                                           (unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                               $   111,626           $   41,021
  Receivables and other current assets                                          2,178                2,320
                                                                          -----------------     ----------------
Total current assets                                                         113,804                43,341

Property and equipment, net                                                    5,977                 6,154
Acquired technology rights                                                       955                 1,005
Restricted cash                                                                  219                   219
Other assets                                                                      69                    66
                                                                          -----------------     ----------------
                                                                          $   121,024           $   50,785
                                                                          ==============        =============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $    1,138            $      598
  Accrued liabilities                                                          2,088                 3,726
  Deferred revenue                                                             1,511                 3,373
  Current portion of capital lease obligations                                 2,137                 2,136
                                                                          -----------------     ----------------
Total current liabilities                                                      6,874                 9,833

Capital lease obligations, less current portion                                2,526                 2,831

Stockholders' equity:
  Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2000
    and December 31, 1999                                                          -                     -

  Common stock, $.001 par value, 50,000,000 shares authorized; 20,610,342 and
    18,990,799 shares issued and outstanding
    at March 31, 2000 and December 31, 1999, respectively                         21                    19
  Additional paid-in capital                                                 190,123               113,574
  Deferred compensation                                                       (1,021)               (1,473)
  Notes receivable from officers                                              (1,191)               (1,369)
  Accumulated deficit                                                        (76,308)              (72,630)
                                                                          -----------------     ----------------
Total stockholders' equity                                                   111,624                38,121
                                                                          -----------------     ----------------
                                                                          $   121,024           $   50,785
                                                                          =================     ================


                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                 -----------------------------------
                                                                                      2000               1999
                                                                                 ---------------    ----------------
Revenues:
  Sponsored research                                                                $  1,862            $  1,353
  Contract and grant revenue                                                             450                 577
                                                                                 ---------------    ----------------
Total revenues                                                                         2,312               1,930

Operating expenses:
  Research and development                                                             4,243               6,860
  General and administrative                                                           2,281               1,837
                                                                                 ---------------    ----------------
Total operating expenses                                                               6,524               8,697
                                                                                 ---------------    ----------------
Loss from operations                                                                  (4,212)             (6,767)

Interest income, net                                                                     534                 568
Equity in loss of joint venture                                                            -                (660)
                                                                                 ---------------    ----------------
Net loss                                                                            $ (3,678)          $  (6,859)
                                                                                 ===============    ================

Net loss per share -
  basic and diluted                                                                 $  (0.20)          $   (0.38)
                                                                                 ===============    ================

Number of shares used in computing
  net loss per share - basic and diluted                                              18,818              17,846
                                                                                 ===============    ================


                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                          --------------------------------------
                                                                              2000                  1999
                                                                          --------------        -------------
Cash flows from operating activities:
Net loss                                                                   $  (3,678)             $ (6,859)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Equity in loss of joint venture                                                  -                   660
  Depreciation and amortization                                                  504                   419
  Amortization of deferred compensation                                          314                   304
  Stock based compensation expense                                               138                     -
  Interest capitalized on notes receivables from officers                        (10)                  (12)
  Changes in operating assets and liabilities:
    Accounts payable                                                             540                   370
    Accrued liabilities                                                       (1,638)                   11
    Deferred revenue                                                          (1,862)                 (759)
    Receivables and other current assets                                         139                   (69)
                                                                          --------------        -------------
Net cash used in operating activities                                         (5,553)               (5,935)

Cash flows from investing activities:
Purchase of equipment                                                              -                   (30)
                                                                          --------------        -------------
Net cash used in investing activities                                              -                   (30)

Cash flows from financing activities:
Decrease in restricted cash                                                        -                    (3)
Principal payments on capital lease obligations                                 (581)                 (474)
Issuance of common stock, net of repurchases                                  76,575                    14
Note receivable payments from officers                                           164                     -
                                                                          --------------        -------------
Net cash provided by (used in) financing activities                           76,158                  (463)

Increase/(decrease) in cash and cash equivalents                              70,605                (6,428)
Cash and cash equivalents at beginning of period                              41,021                62,245
                                                                          --------------        -------------
Cash and cash equivalents at end of period                                $  111,626              $ 55,817
                                                                          ==============        =============


Supplemental disclosure of cash flow information:
    Interest paid                                                         $      120            $      150
                                                                          ==============        =============

Supplemental schedule of noncash investing and financing activities:
    Equipment acquired under capital leases                               $      277            $      395
                                                                          ==============        =============


                             See accompanying notes.

                                  NANOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of March 31, 2000, consolidated statements of operations for the three months ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2000 shown herein are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

    For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 included in the Nanogen, Inc. Form 10-K filed with the Securities and Exchange Commission.

    NET LOSS PER SHARE

    The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income(loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income(loss) per share is computed by dividing the net income(loss) for the period by the weighted average number of common shares outstanding during the period and dilutive potential common shares outstanding. Weighted average common shares outstanding during the period does not include shares issued pursuant to the exercise of stock options prior to vesting. Due to the losses incurred by the Company during the three months ended March 31, 2000 and 1999, common stock equivalents resulting from the assumed exercise of outstanding stock options and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

    SECONDARY PUBLIC OFFERING

    In March 2000, the Company completed a secondary public offering of 1,500,000 shares of common stock, providing the Company with net proceeds of $76.5 million.

2.  ACCRUED LIABILITIES

    Accrued liabilities are comprised of the following (in thousands):


                                                March 31,           December 31,
                                                   2000                 1999
                                              -----------------    -----------------
Accrued compensation and benefits             $         707        $        2,034
Accrued product development costs                       423                   944
Other                                                   958                   748
                                              -----------------    -----------------
                                              $       2,088        $        3,726
                                              =================    =================


                                  NANOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000


3.   COLLABORATIVE ALLIANCES

     AVENTIS RESEARCH AND TECHNOLOGIES

     In December 1997, the Company entered into an agreement with Aventis Research and Technologies, an affiliate of Hoechst AG ("Aventis"), for, among other things, an exclusive research and development collaboration relating to the development of molecular recognition arrays. In December 1998, the Company entered into a Collaborative Research and Development Agreement which, among other things, extended the guaranteed term of the research program from two to three years. As a result of the signing of this agreement, the Company agreed to issue to Aventis a warrant to purchase 120,238 shares of common stock exercisable through March 2004 at an exercise price of $8.75 per share. The Company has also agreed to issue to Aventis, upon the achievement of certain milestones, warrants to purchase up to approximately 360,000 additional shares of common stock at a 50 percent premium to the market price on the date the milestone is achieved. These warrants will have five-year maximum terms.

     In September 1999, the Company announced that two new technology development programs would be added to the current program with Aventis and would focus on the development of gene expression tools utilizing electronic bioarrays and the development of high throughput screening tools for kinase analyses. In total, the two new programs will provide a maximum of $12.0 million in additional funding to the Company through December 31, 2001, including an up-front initiation fee of $2.0 million which was received in the fourth quarter of 1999 and accounted for as deferred revenue.

     Revenue is primarily recognized under these agreements as expenses are incurred, and totaled $1.9 million and $667,000 for the quarters ended March 31, 2000 and 1999, respectively. Funding received in advance of incurred expenses is recorded as deferred revenue until the expenses are incurred, and totaled $1.5 million and $3.4 million at March 31, 2000 and December 31, 1999, respectively.

     BECTON, DICKINSON AND COMPANY

     The Company entered into a Master Agreement with Becton, Dickinson and Company ("Becton Dickinson") in October 1997 to develop and commercialize products in the field of IN VITRO nucleic acid-based diagnostic and monitoring technologies in the field of infectious diseases. Pursuant to this Master Agreement, Becton Dickinson and the Company agreed to form The Nanogen/Becton Dickinson Partnership (the "Partnership"). Pursuant to a General Partnership Agreement, Becton Dickinson and the Company contributed to the Partnership their respective rights under a Collaborative Research and Development Agreement established in May 1997, certain Intellectual Property Licenses and cash in the amount of approximately $8.6 million through December 31, 1999, of which approximately $7.0 million was paid by Becton Dickinson and approximately $1.6 million was paid by the Company. The amounts paid or due to the Partnership by the Company have been recorded as the Company 's share of the joint venture's loss in the period paid or accrued, and totaled $660,000 for the period ended March 31, 1999. The partners are considering modifications to the joint venture to take advantage of potential third party opportunities on technology developed to date. The partners are also considering field changes which would allow the joint venture access to additional technologies or content in areas more strategically aligned with business opportunities. Further joint venture funding will be determined based upon a final decision regarding such modifications and field changes. The Company has received no research funding from Becton Dickinson since the third quarter of 1999, and it is uncertain whether the Company will receive any additional funding from Becton Dickinson. Concurrently with the execution of the joint venture agreement, the Company entered into a worldwide, royalty-bearing, nonexclusive license agreement with Becton Dickinson, relating to Becton Dickinson's proprietary SDA technology for use by us outside the Partnership in the fields of IN VITRO human genetic testing and IN VITRO cancer diagnostics.

                                  NANOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000


3.   COLLABORATIVE ALLIANCES (CONTINUED)

     Revenue is recognized under the agreements as expenses are incurred, and totaled $527,000 for the quarter ended March 31, 1999. No revenue was recognized under the agreements during the quarter ended March 31, 2000.

     ELAN CORPORATION, PLC

     In December 1997, the Company entered into an agreement with Elan Corporation, plc ("Elan") for a non-exclusive research and development agreement for the development of genomics and gene expression research tools. The Company and Elan have not yet agreed upon specific program objectives with respect to the nonexclusive research and development program. The Company is uncertain as to whether the Company will receive any additional funding from Elan.

     Revenue is recognized under the agreement as expenses are incurred, and totaled $159,000 for the quarter ended March 31, 1999. No revenue was recognized under the agreement during the quarter ended March 31, 2000.

     HITACHI, LTD.

     In January 2000, the Company executed an agreement with Hitachi, Ltd. ("Hitachi"), effective as of December 15, 1999, for the full-scale commercial manufacturing and distribution of the NanoChip-TM- molecular biology workstation in specified research markets. Hitachi's Instrument Group will provide technology and technical support to aid in the manufacturing scale up of the NanoChip-TM- molecular biology workstation's components.

     Hitachi will have the right to be the sole distributor of Hitachi-produced NanoChip-TM- molecular biology workstation instruments in Japan. Hitachi will also have the non-exclusive right to distribute NanoChip-TM-cartridges in Japan. The Company retains the right to distribute, directly or through others, Hitachi produced NanoChip-TM- molecular biology workstations outside of Japan. In addition, the Company will develop and manufacture the NanoChip-TM- cartridges for distribution worldwide. The agreement is non-exclusive and excludes certain clinical markets, and the Company continues to have the right to form other manufacturing and distribution agreements for all markets and for all non-Hitachi produced products. No revenue was recognized under the agreement during the quarter ended March 31, 2000.

4.   SUBSEQUENT EVENT

     On April 28, 2000, the Company filed a complaint for declaratory judgment against Motorola, Inc. ("Motorola"), Beckman Coulter, Inc. ("Beckman") and Massachusetts Institute of Technology "(MIT"). The action was filed in the United States District Court for the Southern District of California. Prior to the filing of the complaint, the parties had been involved in licensing discussions concerning U.S. Patent No. 5,693,939 entitled "Optical and Electrical Methods and Apparatus For Molecule Detection" (the "'939 patent") which was licensed by MIT to Beckman in 1993 and to Genometrix, Inc. ("Genometrix") in 1994. Genometrix subsequently granted its sublicensing rights to Motorola in 1999. The inventions claimed in the `939 patent were made with United States government funding through a grant from the Department of the Air Force. The complaint seeks, among other things, a declaration that the Company is entitled to a license to the government funded `939 patent and, in the event the Company proceeds to take a license, that it is not required to obtain a license from both Motorola and Beckman. Alternatively, the complaint seeks a declaratory judgment that the claims of the `939 patent are invalid and not infringed by the Company. No assurance can be made that a license to the `939 patent will be available on commercially acceptable terms, or at all, or that the Company will prevail in the lawsuit. In addition, one or more of the parties may file answers to the complaint, assert defenses and/or file counterclaims seeking monetary damages and/or injunctive relief. The Company may have to expend considerable financial resources and

                                  NANOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000


4.   SUBSEQUENT EVENT (CONTINUED)

     managerial efforts prosecuting the lawsuit and defending against such claims and we can make no assurance that the Company would prevail in any such action which could have a material adverse effect on the Company.

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

OVERVIEW

    We integrate advanced microelectronics and molecular biology into a core technology platform with broad and diverse commercial applications in the fields of genomics, biomedical research, medical diagnostics, drug discovery, forensics, agriculture, environmental testing and potentially the electronics and telecommunications industries. The first application we have developed is an integrated bioassay system, the NanoChip-TM- molecular biology workstation, comprised of two automated instruments and a consumable cartridge. The NanoChip-TM- cartridge, which incorporates a proprietary microchip, provides a flexible tool for the rapid identification and precision analysis of biological test samples containing charged molecules.

    Since commencing operations in 1993, we have applied substantially all of our resources to our research and development programs. We have incurred losses since inception and, as of March 31, 2000, had an accumulated deficit of $76.3 million. We expect to incur significant losses over at least the next several years as we expand our research and product development efforts and attempt to commercialize our products.

    We plan to introduce our first product into the marketplace in the second half of 2000. We anticipate our main sources of revenues during at least 2000 will be payments under our sponsored research agreements, contracts and grants. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including the achievement of milestones under our collaborative agreements, whether and when new products are successfully developed and introduced by us or our competitors, and market acceptance of products under development. Payments under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS

    REVENUES. For the three months ended March 31, 2000 and 1999, revenue from sponsored research totaled $1.9 million and $1.4 million, respectively. Revenues are primarily recorded under these arrangements as expenses are incurred. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. Sponsored research revenue recognized during the three months ended March 31, 2000, was earned in connection with our three technology development programs under our research and development agreements entered into in December 1998 and September 1999 with Aventis. Sponsored research revenue recognized during the three months ended March 31, 1999, was earned in connection with our research and development agreement with Aventis entered into in December 1998, our joint venture collaboration with Becton Dickinson, and our nonexclusive research and development agreement with Elan. We and Becton Dickinson are considering modifications to the joint venture to take advantage of potential third party opportunities on technology developed to date, as well as field changes which would allow the joint venture access to additional technologies or content in areas more strategically aligned with business opportunities. Further joint venture funding will be determined based upon a final decision regarding such modifications and field changes. We have received no research funding from Becton Dickinson since the third quarter of 1999, and it is uncertain whether we will receive any additional funding from Becton Dickinson. We and Elan have not yet agreed upon specific program objectives with respect to the nonexclusive research and development program, and are uncertain as to whether we will receive any additional funding from Elan.

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

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $4.2 million for the three months ended March 31, 2000 compared to $6.9 million for the same period in 1999. During this period, research and development expenses include salaries for scientific, engineering and operations personnel, product design and prototype development costs, lab supplies, consulting, travel, facilities, and other expenditures associated with our current research and product development activities. The decrease in research and development expenses resulted from the different development stages of our initial product from quarter to quarter. During the first quarter of 1999, the product was in an advanced stage of prototype design and development. During this stage, we incurred significant expenditures both internally and with outside vendors related to engineering prototypes, as well as other costs associated with testing and refining the product. In comparison, during the first quarter of 2000, many costs associated with the instrument were absorbed by our manufacturing partner. In addition, research and development expenses during the first quarter of 1999 included costs associated with the support of sponsored research programs with Becton Dickinson and Elan. Research and development spending may increase over the next several years as our research and product development efforts continue.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $2.3 and $1.8 million for the three months ended March 31, 2000 and 1999, respectively. This increase was primarily due to reclassifications of certain personnel as well as increased legal costs associated with enhancing and maintaining our intellectual property portfolio. General and administrative expenses include deferred compensation expense which represents the excess of the fair value for financial statement presentation purposes over the exercise price for common stock issuable on exercise of stock options. General and administrative expenses are expected to continue to increase as we continue to expand our sales and marketing and general and administrative organizations and as we continue to enhance our intellectual property portfolio.

    INTEREST INCOME, NET. Net interest income was $534,000 and $568,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease in net interest income can be attributed to the lower average cash balances available during the first quarter of 2000 compared to the same period in 1999 as a result of cash used for operations. Interest expense paid on capital leases was consistent when comparing the first quarter of 2000 to the same period in 1999.

    EQUITY IN LOSS OF JOINT VENTURE. We recognized a loss of $660,000 during the three months ended March 31, 1999 from the joint venture with Becton Dickinson, based on the loss allocation described in the Partnership Agreement stating that losses will be allocated in proportion to and not to exceed required cash contributions. There was no loss recognized during the first quarter of 2000, as the sponsored research program with Becton Dickinson is currently being modified and no joint venture funding occurred during the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2000, we had $111.6 million in cash and cash equivalents, compared to $41.0 million at December 31, 1999. This increase is primarily due to the completion of our secondary public offering of common stock in March 2000 generating net proceeds of $76.5 million, offset by net cash used in operations during the quarter ended March 31, 2000.

    Net cash used in operating activities was $5.6 and $5.9 million for the three months ended March 31, 2000 and 1999, respectively. Cash used for operations was primarily related to costs associated with entering the commercialization stage of our initial product, supporting our continued research and development efforts, and legal fees relating to establishing and maintaining our intellectual property portfolio.

    We fund most of our equipment acquisitions and leasehold improvements through capital leasing facilities. During the first three months of 2000, we received proceeds from equipment financing of $277,000, compared to $395,000 of proceeds received during the same period in 1999. We anticipate that we will continue to use capital equipment leasing or debt facilities to fund most of our equipment acquisitions and leasehold improvements.

    We expect that our existing capital resources, combined with anticipated revenues from potential product sales, sponsored research agreements, contracts and grants will be sufficient to support our planned operations through at least the next two years. This estimate of the period for which we expect our available sources of liquidity to be sufficient to meet our capital requirements is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. Our future liquidity and capital funding requirements will depend on numerous factors including, but not limited to, the extent to which our products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding our potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to our business and any litigation related thereto, the results of clinical trials, competitive developments, and our ability to maintain existing collaborations and to enter into additional collaborative arrangements. We have incurred negative cash flow from operations since inception and do not expect to generate positive cash flow to fund our operations for at least the next several years. We may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities and expand our sales and marketing efforts to support the commercialization of our products under development. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

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

    We have collaborative agreements with several health care companies. We do not know whether these companies will successfully develop and market any products under our respective agreements. Moreover, some of our collaborators are also researching competing technologies targeted by our collaborative programs. We may be unsuccessful in entering into other collaborative arrangements to develop and commercialize our products. In addition, disputes may arise over ownership rights to intellectual property, know-how or technologies developed with our collaborators.

    We currently have agreements with Aventis, Becton Dickinson and Elan that contemplate the commercialization of products resulting from research and development collaboration agreements between the parties. In addition, we have a manufacturing and distribution agreement with Hitachi. These collaborations may not be successful. We have received no funding under our collaboration with Becton Dickinson since the third quarter 1999 and we may never receive any additional funds from Becton Dickinson. We have not yet agreed upon specific program objectives with respect to our research and development agreement with Elan, and we may never receive any additional funds from Elan.

WE HAVE A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

    We have not sold any products and do not expect to sell any products until at the earliest the last half of 2000. From our inception to March 31, 2000, we have incurred cumulative net losses totaling approximately $76.3 million. Moreover, our negative cash flow and losses from operations will continue and increase for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant.

    To develop and sell our products successfully, we will need to increase our spending levels in research and development, as well as in selling, marketing and administration. We will have to incur these increased spending levels before knowing whether our products can be sold successfully.

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

         - filing, prosecuting, defending and enforcing patent claims and litigation; and

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

THE UNCERTAINTY OF PATENT AND PROPRIETARY TECHNOLOGY PROTECTION MAY ADVERSELY AFFECT US.

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

OUR PRODUCTS COULD INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH MAY SUBJECT US TO FUTURE LITIGATION AND CAUSE US TO BE UNABLE TO LICENSE TECHNOLOGY FROM THIRD PARTIES.

    Our commercial success also depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technologies and products. Besides the '939 patent described below, we are aware of other third-party patents that may relate to our technology. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. We may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in an action and any license required under a patent may not be made available on commercially acceptable terms, or at all.

    There are many U.S. and foreign patents and patent applications held by third parties in our areas of interest, and we believe that, besides our litigation with Motorola, Beckman and MIT described below, there may be significant other litigation in the industry regarding patent and other intellectual property rights. Additional litigation could result in substantial costs and the diversion of management's efforts regardless of the result of the litigation. Additionally, the defense and prosecution of interference proceedings before the U.S. Patent and Trademark Office, or USPTO, and related administrative proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel. We may in the future become subject to USPTO interference proceedings to determine the priority of inventions. In addition, laws of some foreign countries do not protect intellectual property to the same extent as do laws in the U.S., which may subject us to additional difficulties in protecting our intellectual property in those countries.

    We are aware of U.S. and corresponding foreign patents and applications which are assigned to Affymax Technologies, N.V., and Affymetrix, Inc. which relate to certain devices having 1,000 or more groups of oligonucleotides occupying a total area of less than 1 cm(2) and 400 different oligonucleotides per cm(2) on a substrate. In the event that we proceed with the development of arrays with more than 400 groups of oligonucleotides, we expect to design our devices through, among other things, the selection of the physical dimensions, methods of binding and selection of support materials to avoid infringing these patents. We may not be able to design around these patents. We are aware of U.S. and European patents and patent applications owned by Isis Innovations Ltd. or Isis Innovations (E. M. Southern). We have opposed one allowed European patent which had broad claims to array technology for analyzing a predetermined polynucleotide sequence. Isis Innovations' position with respect to the opposed patent is that the claims relate to what it terms the "diagnostic mode." Those claims have now all been narrowed to the point that if the claims are accepted by the European Patent Office, they would not be infringed by our technology. On May 5, 1998, the Opposition Division of the European Patent Office issued a provisional nonbinding opinion that the claims should be revoked. If the claims of the original European patent survive the opposition or if an application relating to arrays issues in another country with claims as broad as the original European patent, we would be subject to infringement claims that could delay or preclude sales of some or all of our anticipated diagnostic products.

WE ARE INVOLVED IN INTELLECTUAL PROPERTY LITIGATION THAT MAY BE COSTLY, TIME-CONSUMING AND MAY IMPACT OUR COMPETITIVE POSITION.

    On April 28, 2000, we filed a complaint for declaratory judgment against Motorola, Inc. or Motorola, Beckman Coulter, Inc. or Beckman and Massachusetts Institute of Technology or MIT. The action was filed in the United States District Court for the Southern District of California. Prior to the filing of the complaint, the parties had been involved in licensing discussions concerning U.S. Patent No. 5,693,939 entitled "Optical and Electrical Methods and Apparatus For Molecule Detection" (the "'939 patent") which was licensed by MIT to Beckman in 1993 and to Genometrix, Inc. or Genometrix in 1994. Genometrix subsequently granted its sublicensing rights to Motorola in 1999. The inventions claimed in the `939 patent were made with United States government funding through a grant from the Department of the Air Force. The complaint seeks, among other things, a declaration that we are entitled to a license to the government funded '939 patent and, in the event we proceed to take a license, that we are not required to obtain a license from both Motorola and Beckman. Alternatively, the complaint seeks a declaratory judgment that the claims of the '939 patent are invalid and not infringed by us. No assurance can be made that a license to the '939 patent will be available on commercially acceptable terms, or at all, or that we will prevail in the lawsuit. In addition, one or more of the parties may file answers to the complaint, assert defenses and/or file counterclaims seeking monetary damages and/or injunctive relief. We may have to expend considerable financial resources and managerial efforts prosecuting the lawsuit and defending against such claims and we can make no assurance that we would prevail in any such action which could have a material adverse effect on us.

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

WE DEPEND ON SUPPLIERS FOR MATERIALS WHICH COULD IMPAIR OUR ABILITY TO MANUFACTURE OUR PRODUCTS.

    Outside vendors provide key components and raw materials used by us and Hitachi in the manufacture of our products. Although we believe that alternative sources for these components and raw materials are available, any supply interruption in a limited or sole source component or raw material would harm our and Hitachi's ability to manufacture our products until a new source of supply is identified and qualified. In addition, an uncorrected defect or supplier's variation in a component or raw material, either unknown to us or Hitachi or incompatible with our or Hitachi's manufacturing processes, could harm our or Hitachi's ability to manufacture products. We or Hitachi may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all. If we or Hitachi fail to obtain a supplier for the manufacture of components of our potential products, we may be forced to curtail or cease operations.

WE MAY NOT BE ABLE TO MANUFACTURE PRODUCTS ON A COMMERCIAL SCALE.

    We rely on subcontractors to manufacture the limited quantities of microchips and other components we require for internal and collaborative purposes, as well as for use in prototype products.

    Manufacturing, supply and quality control problems may arise as we or Hitachi either alone, together or with subcontractors, attempt to scale up manufacturing procedures. We or Hitachi may not be able to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our products and cause us to fail.

    We or Hitachi or any of our contract manufacturers could encounter manufacturing difficulties, including:

-        the ability to scale up manufacturing capacity;

-        production yields;

-        quality control and assurance; or

-        shortages of components or qualified personnel.

    Our manufacturing facilities and those of Hitachi and any other of our contract manufacturers are or will be subject to periodic regulatory inspections by the FDA and other federal, state and international regulatory agencies and these facilities are subject to Quality System Regulation, or QSR, requirements of the FDA. If we, Hitachi or our third-party manufacturers fail to maintain facilities in accordance with QSR regulations, other international quality standards or other regulatory requirements then the manufacture process could be suspended or terminated which would harm us.

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

-        private health coverage insurers;

-        managed care organizations; and

-        other organizations.

    If appropriate reimbursement cannot be obtained, we could be prevented from successfully commercializing our potential products.

    There are efforts by governmental and third party payors to contain or reduce the costs of health care through various means. We expect that there will continue to be a number of legislative proposals to implement government controls. The announcement of proposals or reforms could impair our ability to raise capital. The adoption of proposals or reforms could impair our business.

    Additionally, third party payors are increasingly challenging the price of medical products and services. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and whether adequate third party coverage will be available.

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

OUR STOCK PRICE COULD CONTINUE TO BE HIGHLY VOLATILE AND OUR STOCKHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE THEY PAID FOR THEM.

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

- announcements or developments relating to our litigation against Motorola, Beckman and MIT;

- developments concerning our patents or other proprietary rights or those of our competitors, including other litigation or patent office proceedings;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments have maturities of three months or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

                                  NANOGEN, INC.
                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Reader, Loader and Cassette Low Cost Engineering and Manufacturing Agreement by and between Hitachi, Ltd. and Nanogen, Inc., dated as of December 15, 1999.+

         27.1  Financial Data Schedule.
          -------------
          + Confidential treatment has been requested with respect to certain portions of this agreement.

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the three months ended March 31, 2000.

                                  NANOGEN, INC.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                  NANOGEN, INC.



DATE             MAY 12, 2000           /s/ HOWARD C. BIRNDORF
            ------------------------    ----------------------------------
                                        HOWARD C. BIRNDORF
                                        CHAIRMAN OF THE BOARD,
                                        CHIEF EXECUTIVE OFFICER AND
                                        PRESIDENT
                                        (PRINCIPAL EXECUTIVE OFFICER)


DATE             MAY 12, 2000           /s/ KIERAN T. GALLAHUE
            ------------------------    ----------------------------------
                                        KIERAN T. GALLAHUE
                                        SENIOR VICE PRESIDENT, CHIEF
                                        FINANCIAL OFFICER AND TREASURER
                                        (PRINCIPAL FINANCIAL AND
                                        ACCOUNTING OFFICER)

                                  NANOGEN, INC.
                                  EXHIBIT INDEX


   EXHIBIT NO.                                    DESCRIPTION

10.1 Reader, Loader and Cassette Low Cost Engineering and Manufacturing Agreement by and between Hitachi, Ltd. and Nanogen, Inc., dated as of December 15, 1999.+

27.1                Financial Data Schedule
------------
                    + Confidential treatment has been requested with respect to certain portions of this agreement.