Form 10-Q
period 2000-06-30
NANOGEN INC
filed 2000-08-14
CIK 1030339

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

AS OF AUGUST 10, 2000, 20,697,722 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                  NANOGEN, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                 PAGE
                                                                                                 ----

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Balance Sheets at June 30, 2000
                    and December 31, 1999..........................................................3

                  Consolidated Statements of Operations for the Three and
                    Six Months ended June 30, 2000 and 1999........................................4

                  Consolidated Statements of Cash Flows for the Six
                    Months ended June 30, 2000 and 1999............................................5

                  Notes to Consolidated Financial Statements.......................................6

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............................................9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.......................19


PART II:          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders..............................20

Item 6.           Exhibits and Reports on Form 8-K.................................................20

SIGNATURES.........................................................................................21

EXHIBIT INDEX......................................................................................22

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                  NANOGEN, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          JUNE 30,        DECEMBER 31,
                                                                           2000              1999
                                                                        -----------        ---------
                                                                        (unaudited)

                                 ASSETS
Current assets:
  Cash and cash equivalents                                              $ 100,475         $  41,021
  Receivables and other current assets                                       3,714             2,320
                                                                         ---------         ---------
Total current assets                                                       104,189            43,341

Property and equipment, net                                                  5,650             6,154
Acquired technology rights                                                   5,780             1,005
Restricted cash                                                                219               219
Other assets                                                                    63                66
                                                                         ---------         ---------
                                                                         $ 115,901         $  50,785
                                                                         =========         =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $     764         $     598
  Accrued liabilities                                                        2,004             3,726
  Deferred revenue                                                             818             3,373
  Current portion of capital lease obligations                               2,131             2,136
                                                                         ---------         ---------
Total current liabilities                                                    5,717             9,833

Capital lease obligations, less current portion                              2,149             2,831

Stockholders' equity:
  Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2000
    and December 31, 1999                                                        -                 -

  Common stock, $.001 par value, 50,000,000 shares authorized;
    20,682,506 and 18,990,799 shares issued and outstanding
    at June 30, 2000 and December 31, 1999, respectively                        21                19
  Additional paid-in capital                                               190,429           113,574
  Deferred compensation                                                       (803)           (1,473)
  Notes receivable from officers                                            (1,191)           (1,369)
  Accumulated deficit                                                      (80,421)          (72,630)
                                                                         ---------         ---------
Total stockholders' equity                                                 108,035            38,121
                                                                         =========         =========
                                                                         $ 115,901         $  50,785
                                                                         =========         =========

                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                   -------------------------------    -------------------------------
                                                        2000             1999              2000             1999
                                                   --------------   --------------    --------------   --------------
Revenues:
  Net sales                                          $     152          $      -         $     152         $      -
  Sponsored research                                     1,704             1,566             3,566            2,919
  Contract and grant revenue                               484               639               934            1,216
                                                   --------------   --------------    --------------   --------------
Total revenues                                           2,340             2,205             4,652            4,135

Operating expenses:
  Research and development                               4,515             6,776             8,758           13,636
  General and administrative                             3,344             2,160             5,625            3,997
                                                   --------------   --------------    --------------   --------------
Total operating expenses                                 7,859             8,936            14,383           17,633
                                                   --------------   --------------    --------------   --------------
Loss from operations                                    (5,519)           (6,731)           (9,731)         (13,498)

Interest income, net                                     1,406              503              1,940            1,071
Loss on disposition of fixed assets                          -              (30)                 -              (30)
Equity in loss of joint venture                              -             (275)                 -             (935)
                                                   --------------   --------------    --------------   --------------
Net loss                                              $ (4,113)        $ (6,533)          $ (7,791)       $ (13,392)
                                                   ==============   ==============    ==============   ==============

Net loss per share -
  basic and diluted                                   $  (0.20)        $  (0.36)         $  (0.40)        $  (0.75)
                                                   ==============   ==============    ==============   ==============

Number of shares used in computing
  net loss per share - basic and diluted                20,208           18,073            19,513           17,960
                                                   ==============   ==============    ==============   ==============

                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                          -----------------------------------
                                                                              2000                  1999
                                                                          --------------        -------------
Cash flows from operating activities:
Net loss                                                                   $  (7,791)            $ (13,392)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Equity in loss of joint venture                                                  -                   935
  Depreciation and amortization                                                1,121                   833
  Stock based compensation expense                                               670                   561
  Loss on disposition of fixed assets, net                                         -                    30
  Interest capitalized on notes receivables from officers                        (31)                  (45)
  Deferred revenue                                                            (2,555)               (1,012)
  Changes in operating assets and liabilities:
    Accounts payable                                                             166                     5
    Accrued liabilities                                                       (1,722)                  395
    Receivables and other assets                                              (1,391)                 (423)
                                                                          --------------        -------------
Net cash used in operating activities                                        (11,533)              (12,113)

Cash flows from investing activities:
Purchase of equipment                                                              -                   (34)
Acquired technology rights                                                    (5,000)                    -
Investment in joint venture                                                        -                  (935)
                                                                          --------------        -------------
Net cash used in investing activities                                         (5,000)                 (969)

Cash flows from financing activities:
Decrease in restricted cash                                                        -                    (7)
Principal payments on capital lease obligations                               (1,078)                 (966)
Issuance of common stock, net of repurchases                                  76,882                   114
Note receivable payments from officers                                           185                     -
Other                                                                             (2)                    -
                                                                          --------------        -------------
Net cash provided by (used in) financing activities                           75,987                  (859)

Increase (decrease) in cash and cash equivalents                              59,454               (13,941)
Cash and cash equivalents at beginning of period                              41,021                62,245
                                                                          --------------        -------------
Cash and cash equivalents at end of period                                $  100,475              $ 48,304
                                                                          ==============        =============

Supplemental disclosure of cash flow information:
    Interest paid                                                         $      222            $      306
                                                                          ==============        =============

Supplemental schedule of noncash investing and financing activities:
    Equipment acquired under capital leases                                $     391             $     760
                                                                          ==============        =============

                             See accompanying notes.

                                  NANOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of June 30, 2000, consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2000 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 included in the Nanogen, Inc. Form 10-K, as amended, filed with the Securities and Exchange Commission.

     NET LOSS PER SHARE

     The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period and dilutive potential common shares outstanding. Weighted average common shares outstanding during the period does not include shares issued pursuant to the exercise of stock options prior to vesting. Due to the losses incurred by the Company during the three and six months ended June 30, 2000 and 1999, common stock equivalents resulting from the assumed exercise of outstanding stock options and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

2.   COLLABORATIVE ALLIANCES

     AVENTIS RESEARCH AND TECHNOLOGIES

     In December 1997, the Company entered into an agreement with Aventis Research and Technologies, an affiliate of Hoechst AG ("Aventis"), for, among other things, an exclusive research and development collaboration relating to the development of molecular recognition arrays. In December 1998, the Company and Aventis entered into a Collaborative Research and Development Agreement which, among other things, extended the guaranteed term of the research program from two to three years. In conjunction with this agreement, the Company agreed to issue to Aventis a warrant to purchase 120,238 shares of common stock exercisable through March 2004 at an exercise price of $8.75 per share. The Company has also agreed to issue to Aventis, upon the achievement of certain milestones, warrants to purchase up to approximately 360,000 additional shares of common stock at a 50 percent premium to the market price on the date the milestone is achieved. These warrants will have five-year maximum terms.

     In September 1999, the Company added two new technology development programs to the current program with Aventis that focus on the development of gene expression tools utilizing electronic bioarrays and the development of high throughput screening tools for kinase analyses. In total, the two new programs may

                                  NANOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000


     provide a maximum of $12.0 million in additional funding to the Company through December 31, 2001, including an up-front initiation fee of $2.0 million which was received in the fourth quarter of 1999.

     Revenue is primarily recognized under these agreements as expenses are incurred, and totaled $1.7 million and $3.6 million for the three and six months ended June 30, 2000, respectively, and $776,000 and $1.4 million for the three and six months ended June 30, 1999, respectively. Funding received in advance of incurred expenses is recorded as deferred revenue until the expenses are incurred, and totaled $818,000 and $3.4 million at June 30, 2000 and December 31, 1999, respectively.

     BECTON, DICKINSON AND COMPANY

     The Company entered into a Master Agreement with Becton, Dickinson and Company ("Becton Dickinson") in October 1997 to develop and commercialize products in the field of IN VITRO nucleic acid-based diagnostic and monitoring technologies in the field of infectious diseases. Pursuant to this Master Agreement, Becton Dickinson and the Company agreed to form The Nanogen/Becton Dickinson Partnership (the "Partnership"). Pursuant to a General Partnership Agreement, Becton Dickinson and the Company contributed to the Partnership their respective rights under a Collaborative Research and Development Agreement established in May 1997, certain Intellectual Property Licenses and cash in the amount of approximately $8.6 million through December 31, 1999, of which approximately $7.0 million was paid by Becton Dickinson and approximately $1.6 million was paid by the Company. The amounts paid or due to the Partnership by the Company have been recorded as the Company's share of the joint venture's loss in the period paid or accrued, and totaled $275,000 and $935,000 for the three and six months ended June 30, 1999, respectively. The partners are considering modifications to the joint venture to take advantage of potential third party opportunities on technology developed to date. The partners are also considering field changes which would allow the joint venture access to additional technologies or content in areas more strategically aligned with business opportunities. Further joint venture funding will be determined based upon a final decision regarding such modifications and field changes. The Company has received no research funding from Becton Dickinson since the third quarter of 1999, and it is uncertain whether the Company will receive any additional funding from Becton Dickinson. Concurrent with the execution of the joint venture agreement, the Company entered into a worldwide, royalty-bearing, nonexclusive license agreement with Becton Dickinson, relating to Becton Dickinson's proprietary SDA technology for use by the Company outside the Partnership in the fields of IN VITRO human genetic testing and IN VITRO cancer diagnostics.

     Revenue is recognized under the agreements as expenses are incurred, and totaled $592,000 and $1.1 million for the three and six months ended June 30, 1999, respectively. No revenue was recognized under the agreements during the three and six months ended June 30, 2000.

     ELAN CORPORATION, PLC

     In December 1997, the Company entered into a non-exclusive research and development agreement with Elan Corporation, plc ("Elan") for the development of genomics and gene expression research tools. The Company and Elan have not yet agreed upon specific program objectives with respect to the nonexclusive research and development program. The Company is uncertain as to whether the Company will receive any additional funding from Elan.

     Revenue is recognized under the agreement as expenses are incurred, and totaled $198,000 and $357,000 for the three and six months ended June 30, 1999, respectively. No revenue was recognized under the agreement during the three and six months ended June 30, 2000.

                                  NANOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000


     HITACHI, LTD.

     In January 2000, the Company executed an agreement with Hitachi, Ltd., effective as of December 15, 1999, for the full-scale commercial manufacturing and distribution of the NanoChip-TM- molecular biology workstation in specified research markets. Hitachi, Ltd.'s Instrument Group provides technology and technical support to aid in the manufacturing scale-up of the NanoChip-TM- molecular biology workstation's components.

     Hitachi, Ltd. has the right to be the sole distributor of Hitachi, Ltd.-produced NanoChip-TM- molecular biology workstation instruments in Japan. Hitachi, Ltd. also has the non-exclusive right to distribute NanoChip-TM- cartridges in Japan. The Company retains the right to distribute, directly or through others, Hitachi, Ltd. produced NanoChip-TM-molecular biology workstations outside of Japan. In addition, the Company seeks to develop and manufacture the NanoChip-TM- cartridges for distribution worldwide. Except for Hitachi, Ltd.'s exclusive distribution rights of Hitachi, Ltd.-produced workstations in Japan, the agreement is non-exclusive and excludes certain clinical markets. The Company also retains the right to form other manufacturing and distribution agreements.

3.    PENDING LITIGATION

     On April 28, 2000, the Company filed a complaint for declaratory judgment against Motorola, Inc. ("Motorola"), Beckman Coulter, Inc. ("Beckman") and Massachusetts Institute of Technology ("MIT"). The action was filed in the United States District Court for the Southern District of California. Prior to the filing of the complaint, the parties had been involved in licensing discussions concerning U.S. Patent No. 5,693,939 entitled "Optical and Electrical Methods and Apparatus For Molecule Detection" (the "'939 patent") which was licensed by MIT to Beckman in 1993 and to Genometrix, Inc. ("Genometrix") in 1994. Genometrix subsequently granted its sublicensing rights to Motorola in 1999. The inventions claimed in the `939 patent were made with United States government funding through a grant from the Department of the Air Force. The complaint seeks, among other things, a declaration that the Company is entitled to a license to the government funded `939 patent and, in the event the Company proceeds to take a license, that it is not required to obtain a license from both Motorola and Beckman. Alternatively, the complaint seeks a declaratory judgment that the claims of the `939 patent are invalid and not infringed by the Company.

     On May 22, 2000, the Company reached a settlement with Beckman and dismissed Beckman from the lawsuit without prejudice. In connection with the settlement, the Company secured a license to the `939 patent from Beckman.

     The action continues against Motorola and MIT. On May 30, 2000, Motorola filed an answer, asserted various affirmative defenses, and filed a counterclaim against the Company claiming infringement of the `939 patent and seeking monetary damages and injunctive relief. Motorola's counterclaim asserts that it has exclusive rights to certain claims in the `939 patent. MIT filed an answer and affirmative defenses to the Company's complaint on June 26, 2000. No assurance can be given that a license to the `939 patent will be available from Motorola on commercially acceptable terms, or at all, or that the Company will prevail in the lawsuit. The Company may have to expend considerable financial resources and managerial efforts prosecuting the lawsuit and defending against Motorola's counterclaim, and against Motorola's and MIT's affirmative defenses. The Company may not prevail in the action, which could have a material adverse effect on the Company.

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

OVERVIEW

    We integrate advanced microelectronics and molecular biology into a core technology platform with potentially broad and diverse commercial applications in the fields of genomics, biomedical research, medical diagnostics, drug discovery, forensics, agriculture, environmental testing and potentially the electronics and telecommunications industries. The first application we have developed, the NanoChip-TM- System, is an integrated bioassay system consisting of, the NanoChip-TM- molecular biology workstation and the NanoChip-TM- cartridge. The NanoChip-TM- workstation is comprised of two automated instruments and the NanoChip-TM- cartridge, a consumable cartridge, incorporates a proprietary microchip. The NanoChip-TM- System provides a flexible tool for the rapid identification and precision analysis of biological test samples containing charged molecules.

    Since commencing operations in 1993, we have applied substantially all of our resources to our research and development programs. We have incurred losses since inception and, as of June 30, 2000, had an accumulated deficit of $80.4 million. We expect to incur significant losses over at least the next several years as we expand our research and product development efforts and attempt to further commercialize our products.

    We introduced our first two products into the marketplace during the three months ended June 30, 2000. While we recognized revenue from product sales during the three months ended June 30, 2000, we anticipate our main sources of revenues during at least 2000 will continue to be payments under our sponsored research agreements, contracts and grants. As we attempt to further commercialize our first two products, the NanoChip-TM- molecular biology workstation and the NanoChip-TM- cartridge, we anticipate that a portion of our revenue in the second half of 2000 may be from sales or other types of acquisitions of the NanoChip-TM- System.

    We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, the achievement of milestones under our collaborative agreements, whether and when new products are successfully developed and introduced by us or our competitors, market acceptance of the NanoChip-TM- System and potential products under development, and the type of acquisition program our potential customers choose. Payments under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS

    REVENUES. For the three and six months ended June 30, 2000, revenue from sponsored research totaled $1.7 million and $3.6 million, respectively, compared to $1.6 million and $2.9 million for the three and six months ended June 30, 1999, respectively. Revenues are primarily recorded under these arrangements as expenses are incurred. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. Sponsored research revenue recognized during the three and six months ended June 30, 2000, was earned in connection with our three technology development programs under our research and development agreements entered into in December 1998 and September 1999 with Aventis. Sponsored research revenue recognized during the three and six months ended June 30, 1999, was earned in connection with our research and development agreement with Aventis entered into in December 1998, our joint venture collaboration with Becton Dickinson, and our nonexclusive research and development agreement with Elan. We and Becton Dickinson are considering modifications to the joint venture to take advantage of potential third party opportunities on technology developed to date, as well as field changes which would allow the joint venture access to additional technologies or content in areas more strategically aligned with business opportunities. Further joint venture funding will be determined based upon a final decision regarding such modifications and field changes. We have received no research funding from Becton Dickinson since the third quarter of 1999, and it is uncertain whether we will receive any additional funding from Becton Dickinson. We and Elan have not yet agreed upon specific program objectives with respect to the nonexclusive research and development program, and are uncertain as to whether we will receive any additional funding from Elan.

    We fund some of our research and development efforts through contracts and grants awarded by various federal and state agencies. Revenues are recognized under these contracts and grants as expenses are incurred.

    Total revenue for the three and six months ended June 30, 2000, included $152,000 from the sale of our first NanoChip-TM- molecular biology workstation as well as our first sales of NanoChip-TM- cartridges.

    Continuation of sponsored research agreements, contracts and grants is dependent upon us achieving specific contractual milestones. The recognition of revenue under sponsored research agreements, contracts and grants may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $4.5 million and $8.8 million for the three and six months ended June 30, 2000, respectively, compared to $6.8 million and $13.6 million for the three and six months ended June 30, 1999, respectively. During these periods, research and development expenses included salaries for scientific, engineering and operations personnel, product design and prototype development costs, lab supplies, consulting, travel, facilities, and other expenditures associated with our research and product development activities. The decreases in research and development expenses resulted primarily from the different development stages of our NanoChip-TM- molecular biology workstation from period to period. During the three and six months ended June 30, 1999, our NanoChip-TM- molecular biology workstation was in an advanced stage of prototype design and development. During this stage, we incurred significant expenditures both internally and with outside vendors related to engineering prototypes, as well as other costs associated with testing and refining the product. In comparison, during the three and six months ended June 30, 2000, many costs associated with the manufacturing of the workstation were absorbed by our manufacturing partner. Research and development spending may increase over the next several years as our research and product development efforts continue.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $3.3 million and $5.6 million for the three and six months ended June 30, 2000, respectively, compared to $2.2 million and $4.0 million for the three and six months ended June 30, 1999, respectively. These increases were primarily due to increased legal fees associated with enhancing and maintaining our intellectual property portfolio and costs related to patent litigation. General and administrative expenses are expected to continue to increase as we continue to expand our sales and marketing organizations and as we continue to enhance our intellectual property portfolio. In addition, we may have to expend considerable financial resources related to the Motorola and MIT litigation.

    INTEREST INCOME, NET. Net interest income was $1.4 million and $1.9 million for the three and six months ended June 30, 2000, respectively, compared to $503,000 and $1.1 million for the three and six months ended June 30, 1999, respectively. The increases in net interest income can be primarily attributed to higher average cash balances during the three and six months ended June 30, 2000 compared to the same periods in 1999 as a result of cash proceeds received in conjunction with our secondary public offering of common stock in March 2000.

    EQUITY IN LOSS OF JOINT VENTURE. We recognized a loss of $275,000 and $935,000 during the three and six months ended June 30, 1999 from the joint venture with Becton Dickinson, based on the loss allocation described in the Partnership Agreement stating that losses will be allocated in proportion to and not to exceed required cash contributions. There was no loss recognized during the three and six months ended June 30, 2000, as the sponsored research program with Becton Dickinson is currently being modified and no joint venture funding occurred during these periods.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2000, we had $100.5 million in cash and cash equivalents, compared to $41.0 million at December 31, 1999. This increase is primarily due to the completion of our public offering of common stock in March 2000 generating net proceeds of $76.5 million, offset by net cash used in operations and for the acquisition of technology rights during the six months ended June 30, 2000.

    Net cash used in operating activities was $11.5 and $12.1 million for the six months ended June 30, 2000 and 1999, respectively. Cash used for operations was primarily related to costs associated with entering the commercialization stage of our initial products, supporting our continued research and development efforts, and legal fees relating to establishing and maintaining our intellectual property portfolio.

    During the six months ended June 30, 2000, we paid $5.1 million to acquire rights to technologies in order to enable us to further develop and commercialize our products.

    We fund most of our equipment acquisitions and leasehold improvements through capital leasing facilities. During the first six months of 2000, we received proceeds from equipment financing of $391,000, compared to $760,000 of proceeds received during the same period in 1999. We anticipate that we will continue to use capital equipment leasing or debt facilities to fund most of our equipment acquisitions and leasehold improvements.

    We expect that our existing capital resources, combined with anticipated revenues from potential product sales, reagent rentals, leases or other types of acquisition programs for the NanoChip-TM- System, sponsored research agreements, contracts and grants will be sufficient to support our planned operations through at least the next two years. This estimate of the period for which we expect our available sources of liquidity to be sufficient to meet our capital requirements is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. Our future liquidity and capital funding requirements will depend on numerous factors including, but not limited to, the extent to which our products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding our potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to our business and any litigation related thereto, the results of clinical trials, competitive developments, and our ability to maintain existing collaborations and to enter into additional collaborative arrangements. We have incurred negative cash flow from operations since inception and do not expect to generate positive cash flow to fund our operations for at least the next several years. We may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities and expand our sales and marketing efforts to support the commercialization of our products under development. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

FACTORS THAT MAY AFFECT RESULTS

OUR PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

    We are at an early stage of development. We currently have only two products for sale, our NanoChip-TM- molecular biology workstation and our NanoChip-TM- cartridge. All of our other products are under development. Our NanoChip-TM- System or our other products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

    Our success will depend upon our ability to overcome significant technological challenges and successfully introduce our products into the marketplace. A number of applications envisioned by us will require significant enhancements to our basic technology platform.

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

WE HAVE A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

    We began selling our first two products in the second quarter of 2000 and do not expect to sell significant quantities of our first products during fiscal 2000. From our inception to June 30, 2000, we have incurred cumulative net losses totaling approximately $80.4 million. Moreover, our negative cash flow and losses from operations will continue to increase for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant. The amount and timing of product revenue recognition may depend on whether potential customers for the NanoChip(TM) System choose to buy, lease or enter into reagent rental or other acquisition programs.

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

    Our commercial success also depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technologies and products. Besides the `939 patent described below, we are aware of other third-party patents that may relate to our technology. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. We may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in an action and any license required under a patent may not be made available on commercially acceptable terms, or at all.

    There are many U.S. and foreign patents and patent applications held by third parties in our areas of interest, and we believe that, besides our litigation with Motorola and MIT described below, there may be significant other litigation in the industry regarding patent and other intellectual property rights. Additional litigation could result in substantial costs and the diversion of management's efforts regardless of the result of the litigation. Additionally, the defense and prosecution of interference proceedings before the U.S. Patent and Trademark Office, or USPTO, and related administrative proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel. We may in the future become subject to USPTO interference proceedings to determine the priority of inventions. In addition, laws of some foreign countries do not protect intellectual property to the same extent as do laws in the U.S., which may subject us to additional difficulties in protecting our intellectual property in those countries.

    We are aware of U.S. and corresponding foreign patents and applications which are assigned to Affymax Technologies, N.V., and Affymetrix, Inc. which relate to certain devices having 1,000 or more groups of oligonucleotides occupying a total area of less than 1 cm2, 400 different oligonucleotides per cm2 on a substrate, and for gene expression, more than 100 different oligonucleotides at a density greater than about 60 different oligonucleotides per 1 cm2. In the event that we proceed with the development of arrays with more than 400 groups of oligonucleotides, or for gene expression, with more than 100 different oligonucleotides, we expect to design our devices through, among other things, the selection of the physical dimensions, methods of binding, selection of support materials and intended uses of the device to avoid infringing these patents. We may not be able to design around these patents. We are aware of U.S. and European patents and patent applications owned by Isis Innovations Ltd. or Isis Innovations (E. M. Southern). We have opposed one allowed European patent which had broad claims to array technology for analyzing a predetermined polynucleotide sequence. Isis Innovations' position with respect to the opposed patent is that the claims relate to what it terms the "diagnostic mode." Those claims have now all been narrowed to the point that if the claims are accepted by the European Patent Office, they would not be infringed by our technology. On May 5, 1998, the Opposition Division of the European Patent Office issued a provisional nonbinding opinion that the claims should be revoked. If the claims of the original European patent survive the opposition or if an application relating to arrays issues in another country with claims as broad as the original European patent, we would be subject to infringement claims that could delay or preclude sales of some or all of our anticipated diagnostic products.

WE ARE INVOLVED IN INTELLECTUAL PROPERTY LITIGATION THAT MAY BE COSTLY, TIME-CONSUMING AND MAY IMPACT OUR COMPETITIVE POSITION.

    On April 28, 2000, we filed a complaint for declaratory judgment against Motorola, Inc. or Motorola, Beckman Coulter, Inc. or Beckman and Massachusetts Institute of Technology or MIT. The action was filed in the United States District Court for the Southern District of California. Prior to the filing of the complaint, the parties had been involved in licensing discussions concerning U.S. Patent No. 5,693,939 entitled "Optical and Electrical Methods and Apparatus For Molecule Detection" (the "'939 patent") which was licensed by MIT to Beckman in 1993 and to Genometrix, Inc. or Genometrix in 1994. Genometrix subsequently granted its sublicensing rights to Motorola in 1999. The inventions claimed in the `939 patent were made with United States government funding through a grant from the Department of the Air Force. The complaint seeks, among other things, a declaration that we are entitled to a license to the government funded `939 patent and, in the event we proceed to take a license, that we are not required to obtain a license from both Motorola and Beckman. Alternatively, the complaint seeks a declaratory judgment that the claims of the `939 patent are invalid and not infringed by us.

   On May 22, 2000, we reached a settlement with Beckman and dismissed Beckman from the lawsuit without prejudice. In connection with the settlement, we secured a license to the `939 patent from Beckman.

   The action continues against Motorola and MIT. On May 30, 2000, Motorola filed an answer, asserted various affirmative defenses, and filed a counterclaim against us claiming infringement of the `939 patent and seeking monetary damages and injunctive relief. Motorola's counterclaim asserts that it has exclusive rights to certain claims in the `939 patent. MIT filed an answer and affirmative defenses to our complaint on June 26, 2000. No assurance can be given that a license to the `939 patent will be available from Motorola on commercially acceptable terms, or at all, or that we will prevail in the lawsuit. We may have to expend considerable financial resources and managerial efforts prosecuting the lawsuit and defending against Motorola's counterclaim, and against Motorola's and MIT's affirmative defenses. We may not prevail in the action, which could have a material adverse effect on us.

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

    In order to market and sell our proprietary products, we will need to develop a sales force and a marketing group with relevant experience, or make appropriate arrangements with strategic partners to market and sell these products. Developing a marketing and sales force is expensive and time consuming and could delay any product launch or limit sales of our products. Our inability to successfully employ qualified marketing and sales personnel and develop our sales and marketing capabilities will harm our business.

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

- the announcement by us of acquisitions by customers of our NanoChip(TM)System or our other products;

- announcements or developments relating to our litigation against Motorola and MIT;

- developments concerning our patents or other proprietary rights or those of our competitors, including other litigation or patent office proceedings;

-    loss of key personnel;

-    governmental regulatory actions;

-    changes or announcements in reimbursement policies;

-    developments with our collaborators;

- changes in or announcements relating to acquisition programs for our products;

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

                                  NANOGEN, INC.
                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  On June 6, 2000, the Registrant held its Annual Meeting of
          Stockholders.

     (b) As listed below, all of management's nominees for directors were elected at the meeting:

               Name of Nominee            No. of Votes For        No. of Votes Withheld      No. of Votes Abstain
               ---------------            ----------------        ---------------------      --------------------
          Stelios B. Papadopoulos          15,775,626                    138,439                         0

          In addition, directors whose term of office continue after the Annual Meeting are: Howard C. Birndorf, Val Buonaiuto, Cam L. Garner, David
          G. Ludvigson, and Thomas G. Lynch.

     (c) (1) The proposal to amend the Company's 1997 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,000,000 was approved with 13,777,625 shares voting in favor, 2,098,802 voting against, 37,638 shares abstaining.

          (2) The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2000 was ratified with 15,885,518 shares voting in favor, 12,858 voting against, 15,689 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (d)  Exhibits

          10.1 License Agreement between the Registrant and Beckman Coulter, Inc. dated May 19, 2000.+
          10.2 Employment Agreement between the Registrant and Michael D. Moore, dated June 15, 2000.
          10.3 Employment Agreement between the Registrant and George E. Bers, dated June 5, 2000.
          10.4 Letter Agreement between the Registrant and Vera P. Pardee, dated June 8, 2000.
          27.1 Financial Data Schedule.

          -------------
          + Confidential treatment has been requested with respect to certain portions of this agreement.

     (b)  Reports on Form 8-K

 No Reports on Form 8-K were filed during the three months ended June 30, 2000.

                                  NANOGEN, INC.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       NANOGEN, INC.

       DATE    AUGUST 11, 2000         /S/ HOWARD C. BIRNDORF
           ------------------------    ----------------------------------
                                       HOWARD C. BIRNDORF
                                       CHAIRMAN OF THE BOARD,
                                       CHIEF EXECUTIVE OFFICER AND
                                       PRESIDENT
                                       (PRINCIPAL EXECUTIVE OFFICER)

       DATE    AUGUST 11, 2000         /S/ KIERAN T. GALLAHUE
           ------------------------    ----------------------------------
                                       KIERAN T. GALLAHUE
                                       SENIOR VICE PRESIDENT, CHIEF
                                       FINANCIAL OFFICER AND TREASURER
                                       (PRINCIPAL FINANCIAL AND
                                       ACCOUNTING OFFICER)

                                  NANOGEN, INC.
                                  EXHIBIT INDEX


   EXHIBIT NO.                                    DESCRIPTION

10.1                License Agreement between the Registrant and Beckman Coulter, Inc. dated May 19,
                    2000.+
10.2                Employment Agreement between the Registrant and Michael D. Moore, dated June 15,
                    2000.
10.3                Employment Agreement between the Registrant and George E. Bers, dated June 5, 2000.
10.4                Letter Agreement between the Registrant and Vera P. Pardee, dated June 8, 2000.
27.1                Financial Data Schedule

------------
                    + Confidential treatment has been requested with respect
                      to certain portions of this agreement.
