Form 10-Q
period 2000-09-30
NANOGEN INC
filed 2000-11-14
CIK 1030339

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


AS OF NOVEMBER 11, 2000, 20,931,962 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                  NANOGEN, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Balance Sheets at September 30, 2000
                    and December 31, 1999...........................................................3

                  Consolidated Statements of Operations for the Three and
                    Nine Months ended September 30, 2000 and 1999...................................4

                  Consolidated Statements of Cash Flows for the Nine
                    Months ended September 30, 2000 and 1999........................................5

                  Notes to Consolidated Financial Statements........................................6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............................................10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk........................22


PART II:          OTHER INFORMATION

Item 1.           Legal Proceedings.................................................................23

Item 2.           Changes in Securities and Use of Proceeds.........................................23

Item 6.           Exhibits and Reports on Form 8-K..................................................23

SIGNATURES..........................................................................................25

EXHIBIT INDEX.......................................................................................26


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                  NANOGEN, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            SEPTEMBER 30,         DECEMBER 31,
                                                                                2000                 1999
                                                                          -----------------     ----------------
                                                                             (unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                               $   89,618            $   41,021
  Short-term investments                                                       8,954                     -
  Receivables                                                                  2,650                 1,641
  Inventory                                                                    2,070                     -
  Other current assets                                                           814                   679
                                                                          --------------        -------------
Total current assets                                                         104,106                43,341

Property and equipment, net                                                    5,450                 6,154
Acquired technology rights                                                     5,480                 1,005
Restricted cash                                                                  164                   219
Other assets                                                                      63                    66
                                                                          --------------        -------------
                                                                          $   115,263           $   50,785
                                                                          ==============        =============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $      874            $      598
  Accrued liabilities                                                          3,979                 3,726
  Deferred revenue                                                               580                 3,373
  Current portion of capital lease obligations                                 2,298                 2,136
                                                                          --------------        -------------
Total current liabilities                                                      7,731                 9,833

Capital lease obligations, less current portion                                1,690                 2,831

Stockholders' equity:
  Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2000
    and December 31, 1999                                                          -                     -

  Common stock, $.001 par value, 50,000,000 shares authorized;
    20,785,910 and 18,990,799 shares issued and outstanding
    at September 30, 2000 and December 31, 1999, respectively                     21                    19
  Additional paid-in capital                                                 192,576               113,574
  Accumulated other comprehensive income                                           8                     -
  Deferred compensation                                                         (558)               (1,473)
  Notes receivable from officers                                              (1,205)               (1,369)
  Accumulated deficit                                                        (85,000)              (72,630)
                                                                          --------------        -------------
Total stockholders' equity                                                   105,842                38,121
                                                                          --------------        -------------
                                                                          $   115,263           $   50,785
                                                                          ==============        =============


                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                   -------------------------------    -------------------------------
                                                       2000             1999              2000             1999
                                                   --------------   --------------    --------------   --------------
Revenues:
  Sales                                            $       545      $          -      $        709     $          -
  Sponsored research                                     2,565             1,234             6,132            4,153
  Contract and grant revenue                               436               712             1,370            1,928
                                                   --------------   --------------    --------------   --------------
Total revenues                                           3,546             1,946             8,211            6,081

Operating expenses:
  Cost of sales                                            437                 -               450                -
  Research and development                               5,445             5,406            14,202           19,042
  General and administrative                             4,026             2,161             9,651            6,158
                                                   --------------   --------------    --------------   --------------
Total operating expenses                                 9,908             7,567            24,303           25,200
                                                   --------------   --------------    --------------   --------------
Loss from operations                                    (6,362)           (5,621)          (16,092)         (19,119)

Interest income, net                                     1,783              480              3,722            1,551
Loss on disposition of fixed assets                          -                -                  -              (30)
Equity in loss of joint venture                              -              (78)                 -           (1,013)
                                                   --------------   --------------    --------------   --------------
Net loss                                           $    (4,579)     $    (5,219)      $    (12,370)    $    (18,611)
                                                   ==============   ==============    ==============   ==============

Net loss per share -
  Basic and diluted                                $     (0.22)     $     (0.29)      $      (0.62)    $      (1.03)
                                                   ==============   ==============    ==============   ==============

Number of shares used in computing
  net loss per share - basic and diluted                20,360           18,244             19,797           17,991
                                                   ==============   ==============    ==============   ==============


                             See accompanying notes.

                                  NANOGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                          --------------------------------------
                                                                               2000                  1999
                                                                          --------------        -------------
Cash flows from operating activities:
Net loss                                                                  $  (12,370)           $  (18,611)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Equity in loss of joint venture                                                  -                 1,013
  Depreciation and amortization                                                1,851                 1,246
  Stock based compensation expense                                               915                 1,120
  Loss on disposition of fixed assets, net                                         -                    30
  Interest capitalized on notes receivables from officers                        (44)                  (58)
  Changes in operating assets and liabilities:
    Receivables and other assets                                              (1,140)                 (590)
    Inventory                                                                 (2,070)                    -
    Accounts payable                                                             276                  (304)
    Accrued liabilities                                                          253                   835
    Deferred revenue                                                          (2,793)                  (36)
    Due to joint venture                                                           -                    78
                                                                          --------------        -------------
Net cash used in operating activities                                        (15,122)              (15,277)

Cash flows from investing activities:
Purchase of equipment                                                              -                   (34)
Purchase of short-term investments                                            (8,946)                    -
Acquired technology rights                                                    (5,000)                    -
Investment in joint venture                                                        -                (1,013)
                                                                          --------------        -------------
Net cash used in investing activities                                        (13,946)               (1,047)

Cash flows from financing activities:
Decrease in restricted cash                                                       55                    56
Principal payments on capital lease obligations                               (1,602)               (1,497)
Issuance of common stock, net of repurchases                                  79,028                    99
Note receivable payments from officers                                           184                     -
                                                                          --------------        -------------
Net cash provided by (used in) financing activities                           77,665                (1,342)

Increase (decrease) in cash and cash equivalents                              48,597               (17,666)
Cash and cash equivalents at beginning of period                              41,021                62,245
                                                                          --------------        -------------
Cash and cash equivalents at end of period                                $   89,618            $   44,579
                                                                          ==============        =============


Supplemental disclosure of cash flow information:
    Interest paid                                                         $      311            $       445
                                                                          ==============        =============

Supplemental schedule of noncash investing and
  Financing activities:
    Equipment acquired under capital leases                               $      622            $       859
                                                                          ==============        =============

 Deferred compensation related to stock options and awards                $        -            $     1,820
                                                                          ==============        =============


                             See accompanying notes.

                                  NANOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of September 30, 2000, consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2000 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 included in the Nanogen, Inc. Form 10-K, as amended, filed with the Securities and Exchange Commission.

         INVESTMENTS

         Investments are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting For Certain Investments In Debt And Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At September 30, 2000, the Company considered all investments as available for use in its current operations, and therefore classified them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, net of tax, reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method. There were no realized gains or losses for the three and nine months ended September 30, 2000.

         COMPREHENSIVE INCOME (LOSS)

         SFAS No. 130, Reporting Comprehensive Income ("SFAS 130") requires reporting and displaying comprehensive income (loss) and its components which, for Nanogen, includes unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity.

         NET LOSS PER SHARE

         The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period and dilutive potential common shares outstanding. Weighted average common shares outstanding during the period does not include shares issued pursuant to the exercise of stock options prior to vesting. Due to the losses incurred by the Company during the three and nine months ended September 30, 2000 and 1999, common stock equivalents resulting from the assumed exercise of outstanding stock options and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

                                  NANOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000


2.       COLLABORATIVE ALLIANCES

         AVENTIS RESEARCH AND TECHNOLOGIES

         In December 1997, the Company entered into an agreement with Aventis Research and Technologies, an affiliate of Hoechst AG ("Aventis") for, among other things, an exclusive research and development collaboration relating to the development of molecular recognition arrays. In December 1998, the Company and Aventis entered into a Collaborative Research and Development Agreement which, among other things, extended the guaranteed term of the research program from two to three years. In conjunction with this agreement, the Company issued to Aventis a warrant to purchase 120,238 shares of common stock exercisable through December 2003, which was exercised by Aventis at an agreed-upon exercise price of $6.17 per share subsequent to the quarter ended September 30, 2000. The Company has also agreed to issue to Aventis, upon the achievement of certain milestones, warrants to purchase up to approximately 360,000 additional shares of common stock at a 50 percent premium to the market price on the date the milestone is achieved. These warrants will have five-year maximum terms.

         In September 1999, the Company added two new technology development programs to the current program with Aventis which focus on the development of gene expression tools utilizing electronic bioarrays and the development of high throughput screening tools for kinase analyses. In total, the two new programs may provide a maximum of $12.0 million in additional funding to the Company through December 31, 2001, including an up-front initiation fee of $2.0 million which was received in the fourth quarter of 1999.

         Revenue is primarily recognized under these agreements as expenses are incurred, and totaled $2.1 million and $5.7 million for the three and nine months ended September 30, 2000, respectively, and $588,000 and $2.0 million for the three and nine months ended September 30, 1999, respectively. Funding received in advance of incurred expenses is recorded as deferred revenue until the expenses are incurred, and totaled $166,000 and $3.4 million at September 30, 2000 and December 31, 1999, respectively.

         BECTON, DICKINSON AND COMPANY

         The Company entered into a Master Agreement with Becton Dickinson and Company ("Becton Dickinson") in October 1997 to develop and commercialize products in the field of IN VITRO nucleic acid-based diagnostic and monitoring technologies in the field of infectious diseases. Pursuant to this Master Agreement, Becton Dickinson and the Company agreed to form The Nanogen/Becton Dickinson Partnership (the "Partnership"). Pursuant to a General Partnership Agreement, Becton Dickinson and the Company contributed to the Partnership their respective rights under a Collaborative Research and Development Agreement established in May 1997, certain Intellectual Property Licenses and cash in the amount of approximately $8.6 million through December 31, 1999, of which approximately $7.0 million was paid by Becton Dickinson and approximately $1.6 million was paid by the Company. The amounts paid or due to the Partnership by the Company have been recorded as the Company's share of the joint venture's loss in the period paid or accrued, and totaled $78,000 and $1.0 million for the three and nine months ended September 30, 1999, respectively. Concurrent with the execution of the joint venture agreement in 1997, the Company entered into a worldwide, royalty-bearing, nonexclusive license agreement with Becton Dickinson, relating to Becton Dickinson's proprietary SDA technology for use by the Company outside the Partnership in the fields of IN VITRO human genetic testing and IN VITRO cancer diagnostics.

         In September 2000, the Company and Becton Dickinson modified the joint venture to permit the partners the opportunity to commercialize certain of the Partnership's technology and allow them to collaborate with third parties to develop and commercialize certain products in the field of infectious diseases. Pursuant to amendments to the Master Agreement, the General Partnership Agreement and the Collaborative Research and

                                  NANOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000


         Development and License Agreement, the Partnership exclusively licensed other Partnership technology developed up to that date to Becton Dickinson and Becton Dickinson exclusively sublicensed the Partnership technology to the Company to commercialize products in the field of infectious diseases. Becton Dickinson also agreed to non-exclusively license SDA technology to the Company for its use and for sublicensing purposes in the field of infectious diseases. Becton Dickinson also expanded the field of use for the Company's SDA license outside of the Partnership to not only include IN VITRO human genetic testing and IN VITRO cancer diagnostics, but also IN VITRO testing of environmental, agricultural and veterinary samples. Pursuant to the amendments, Becton Dickinson agreed to pay the Company $300,000, which was received subsequent to the quarter ended September 30, 2000. The Company does not expect to receive any additional funding from Becton Dickinson.

         Revenue was recognized under the agreements as expenses were incurred, and totaled $300,000 for the three and nine months ended September 30, 2000, and $436,000 and $1.6 million for the three and nine months ended September 30, 1999, respectively.

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

         Revenue is recognized under the agreement as expenses are incurred, and totaled $211,000 and $568,000 for the three and nine months ended September 30, 1999, respectively. No revenue was recognized under the agreement during the three and nine months ended September 30, 2000.

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

         Hitachi, Ltd. has the right to be the sole distributor of Hitachi, Ltd.-produced NanoChip-TM- molecular biology workstation in Japan. Hitachi, Ltd. also has the non-exclusive right to distribute NanoChip-TM- cartridges in Japan. The Company retains the right to distribute, directly or through others, Hitachi, Ltd. produced NanoChip-TM- molecular biology workstations outside of Japan. In addition, the Company seeks to develop and manufacture the NanoChip-TM-cartridges for distribution worldwide. Except for Hitachi, Ltd.'s exclusive distribution rights of Hitachi, Ltd.-produced workstations in Japan, the agreement is non-exclusive and excludes certain clinical markets. The Company also retains the right to form other manufacturing and distribution agreements.

         In July 2000, the Company executed a ten-year agreement with Hitachi, Ltd., Nissei Sangyo Co. Ltd. and Hitachi Instruments Service Co. Ltd. of Japan (collectively, "Hitachi") to develop, manufacture and distribute products based on the parties' proprietary technologies, potentially including, among other things, reduced-size instruments for genetic testing, integrated amplification and point of care detection. The agreement provides that the parties will jointly determine which projects to prioritize over the term of the agreement. The agreement may be terminated before its expiration by either party, subject to certain restrictions. Pursuant to the terms of the agreement, Hitachi and the Company each may contribute up to $28.5 million in cash over the ten-year period. In addition, Hitachi made an equity investment in the Company by purchasing 74,590 shares of the

                                  NANOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000


         Company's common stock worth approximately $2.0 million pursuant to a private sale by the Company based on a per share price of $26.813 (the fair market value as of the signing date of the Hitachi agreement). The agreement expands on the agreement executed by the Company and Hitachi in January 2000. Hitachi has the right to be the exclusive distributor of collaboration products in Japan and, based upon the attainment of minimum sales targets to be mutually agreed upon, in other Asian countries. The Company retains the exclusive right to distribute collaboration products outside of these countries. The agreement is non-exclusive and excludes some clinical markets.

3.       NANOGEN EUROPE B.V.

         In August 2000, Nanogen Europe B.V. was incorporated as a company with limited liability in The Netherlands. In conjunction with the incorporation, the Company was issued all of the outstanding shares of Nanogen Europe B.V. This wholly-owned subsidiary will operate as the primary European sales and marketing office for the Company. The Company's consolidated financial statements include $178,000 in cash and no operating income or loss at September 30, 2000 related to Nanogen Europe B.V.

4.       PENDING LITIGATION

         In April 2000, the Company filed a complaint for declaratory judgment against Motorola, Inc. ("Motorola"), Beckman Coulter, Inc. ("Beckman") and Massachusetts Institute of Technology ("MIT") in the United States District Court for the Southern District of California. Prior to the filing of the complaint, the parties had been involved in licensing discussions concerning U.S. Patent No. 5,693,939 entitled "Optical and Electrical Methods and Apparatus For Molecule Detection" (the "'939 patent") which was licensed by MIT to Beckman in 1993 and to Genometrix, Inc. ("Genometrix") in 1994. Genometrix subsequently granted its sublicensing rights to Motorola in 1999. The inventions claimed in the `939 patent were made with United States government funding through a grant from the Department of the Air Force. The complaint seeks, among other things, a declaration that the Company is entitled to a license to the government funded `939 patent and, in the event the Company proceeds to take a license, that it is not required to obtain a license from both Motorola and Beckman. Alternatively, the complaint seeks a declaratory judgment that the claims of the `939 patent are invalid and not infringed by the Company.

         In May 2000, the Company reached a settlement with Beckman and dismissed Beckman from the lawsuit without prejudice. In connection with the settlement, the Company secured a license to the `939 patent from Beckman.

         The action continues against Motorola and MIT. Motorola filed a counterclaim against the Company in May 2000, claiming infringement of the '939 patent and seeking monetary damages and injunctive relief. Motorola's counterclaim asserts that it has exclusive rights to certain claims in the '939 patent. In October 2000, the Company's motion for leave to amend the complaint to add Genometrix as a defendant was granted. Discovery has commenced. The pretrial conference is currently scheduled for October 2001. No assurance can be given that a license to the '939 patent will be available from Motorola on commercially acceptable terms, or at all, or that the Company will prevail in the lawsuit. The Company may have to expend considerable financial resources and managerial efforts prosecuting the lawsuit and defending against Motorola's counterclaim, and against Motorola's, MIT's and Genometrix's affirmative defenses. The Company may not prevail in the action, which could have a material adverse effect on the Company.

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

OVERVIEW

    We integrate advanced microelectronics and molecular biology into a core technology platform with potentially broad and diverse commercial applications in the fields of genomics, biomedical research, medical diagnostics, drug discovery, forensics, agriculture, environmental testing and potentially the electronics and telecommunications industries. The first application we have developed, the NanoChip-TM- System, is an integrated bioassay system consisting of the NanoChip-TM- molecular biology workstation and the NanoChip-TM-cartridge. The NanoChip-TM- workstation is comprised of two automated instruments and the NanoChip-TM- cartridge, a consumable cartridge, which incorporates a proprietary microchip. The NanoChip-TM- System provides a flexible tool for the rapid identification and precision analysis of biological test samples containing charged molecules.

    Since commencing operations in 1993, we have applied substantially all of our resources to our research and development programs. We have incurred losses since inception and, as of September 30, 2000, had an accumulated deficit of $85 million. We expect to incur significant losses over at least the next several years as we expand our research and product development efforts and attempt to further commercialize our products.

    We introduced our first two products into the marketplace in the second quarter of 2000. While we recognized revenue from product sales during the three and nine months ended September 30, 2000, we anticipate our main sources of revenues during fiscal 2000 will continue to be payments under our sponsored research agreements, contracts and grants. As we attempt to further commercialize our first two products, the NanoChip-TM- molecular biology workstation and the NanoChip-TM- cartridge, a portion of our revenue for fiscal 2000 will be from sales or other types of acquisition programs of the NanoChip-TM- System.

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

RESULTS OF OPERATIONS

    REVENUES. Total revenues for the three and nine months ended September 30, 2000, include $545,000 and $709,000, respectively, from the sale of our NanoChip-TM- molecular biology workstations and NanoChip-TM- cartridges. During the three and nine months ended September 30, 2000, all revenue recorded related to sales of our NanoChip-TM- molecular biology workstation resulted from outright sales transactions where title of the instrument passed to the customer. We offer our products to customers under several different types of acquisition programs, some of which pass title of the instrument to the customer and some of which do not pass title to the customer. Our sales revenue may vary from quarter to quarter due to, among other things, the types of acquisition programs our potential customers may choose.

   For the three and nine months ended September 30, 2000, revenue from sponsored research totaled $2.6 million and $6.1 million, respectively, compared to $1.2 million and $4.2 million for the three and nine months ended

September 30, 1999, respectively. Revenues are primarily recorded under these arrangements as expenses are incurred. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. Sponsored research revenue recognized during the three and nine months ended September 30, 2000, was earned in connection with the research and development agreements entered into in December 1998 and September 1999 with Aventis, the joint venture agreement with Becton Dickinson as amended in September 2000, and the development program entered into in July 2000 with Hitachi. Sponsored research revenue recognized during the three and nine months ended September 30, 1999, was earned in connection with our research and development agreement with Aventis entered into in December 1998, our joint venture collaboration with Becton Dickinson, and our nonexclusive research and development agreement with Elan. In September 2000, the Company and Becton Dickinson modified the joint venture to, among other things, permit the partners the opportunity to commercialize certain of the Partnership's technology and to allow them to collaborate with third parties in developing and commercializing certain products and technologies. The Company does not expect to receive any additional funding from Becton Dickinson. We and Elan have not yet agreed upon specific program objectives with respect to the nonexclusive research and development program, and are uncertain as to whether we will receive any additional funding from Elan.

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

    COST OF SALES. For the three and nine months ended September 30, 2000, cost of sales were $437,000 and $450,000, respectively. There were no cost of sales recorded for the three and nine months ended September 30, 1999 as we had not recorded any product sales during these periods.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $5.4 million and $14.2 million for the three and nine months ended September 30, 2000, respectively, compared to $5.4 million and $19.0 million for the three and nine months ended September 30, 1999, respectively. During these periods, research and development expenses included salaries for scientific, engineering and operations personnel, product design and prototype development costs, lab supplies, consulting, travel, facilities, and other expenditures associated with our research and product development activities. The changes in research and development expenses resulted primarily from the different development stages of our NanoChip-TM- molecular biology workstation from period to period. During the three and nine months ended September 30, 1999, our NanoChip-TM- molecular biology workstation was in an advanced stage of prototype design and development. During this stage, we incurred significant expenditures both internally and with outside vendors related to engineering prototypes, as well as other costs associated with testing and refining the product. In comparison, during the three and nine months ended September 30, 2000, many costs associated with the manufacturing of the workstation were absorbed by our manufacturing partner, Hitachi Ltd. Research and development spending may increase over the next several years as our research and product development efforts continue.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $4.0 million and $9.7 million for the three and nine months ended September 30, 2000, respectively, compared to $2.2 million and $6.2 million for the three and nine months ended September 30, 1999, respectively. These increases were primarily due to increased legal fees associated with enhancing and maintaining our intellectual property portfolio, costs related to patent litigation, and costs associated with the expansion of our administrative and sales and marketing organizations. General and administrative expenses are expected to continue to increase as we continue to expand our sales and marketing organization and continue to enhance our intellectual property portfolio.

    INTEREST INCOME, NET. Net interest income was $1.8 million and $3.7 million for the three and nine months ended September 30, 2000, respectively, compared to $480,000 and $1.6 million for the three and nine months ended September 30, 1999, respectively. The increases in net interest income can be primarily attributed to higher average cash balances during the three and nine months ended September 30, 2000 compared to the same periods in 1999 as a result of cash proceeds received in conjunction with our secondary public offering of common stock in March 2000.

    EQUITY IN LOSS OF JOINT VENTURE. We recognized a loss of $78,000 and $1.0 million during the three and nine months ended September 30, 1999 from the joint venture with Becton Dickinson, based on the loss allocation described in the Partnership Agreement stating that losses will be allocated in proportion to and not to exceed required cash contributions. There was no loss recognized during the three and nine months ended September 30, 2000 as no cash contributions were required to be made by us to the joint venture during those periods. In September 2000, we and Becton Dickinson modified the joint venture to, among other things, permit the partners the opportunity to commercialize certain of the Partnership's technology and to allow them to collaborate with third parties in developing and commercializing certain products and technologies. We do not anticipate any additional funding to the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000, we had $89.6 million in cash and cash equivalents, compared to $41.0 million at December 31, 1999. This increase is primarily due to the completion of our secondary public offering of common stock in March 2000 generating net proceeds of $76.5 million, offset by net cash used in operations and for the acquisition of technology rights and for the purchase of short-term investments during the nine months ended September 30, 2000.

    Net cash used in operating activities was $15.1 and $15.3 million for the nine months ended September 30, 2000 and 1999, respectively. Cash used for operations was primarily related to costs associated with entering the commercialization stage of our initial products including the procurement of $2.1 million of inventory pursuant to our manufacturing arrangement with Hitachi, Ltd., supporting our continued research and development efforts, and legal fees relating to establishing and maintaining our intellectual property portfolio.

    During the nine months ended September 30, 2000, we paid $5.1 million to acquire rights to technologies in order to enable us to further develop and commercialize our products. In addition, we paid $8.9 million to invest in short-term securities in an effort to maximize our return while preserving our cash balance.

    We fund most of our equipment acquisitions and leasehold improvements through capital leasing facilities. During the first nine months of 2000, we received proceeds from equipment financing of $622,000, compared to $859,000 of proceeds received during the same period in 1999. We anticipate that we will continue to use capital equipment leasing or debt facilities to fund most of our equipment acquisitions and leasehold improvements.

    We expect that our existing capital resources, combined with anticipated revenues from potential product sales, reagent rentals, leases or other types of acquisition programs for the NanoChip-TM- System, sponsored research agreements, contracts and grants will be sufficient to support our planned operations through at least the next two years. This estimate of the period for which we expect our available sources of liquidity to be sufficient to meet our capital requirements is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. Our future liquidity and capital funding requirements will depend on numerous factors including, but not limited to, the extent to which our products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding our potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to our business and any litigation related thereto, the results of clinical trials, competitive developments, and our ability to maintain existing collaborations and to enter into additional collaborative arrangements. We have incurred negative cash flow from operations since inception and do not expect to generate positive cash flow to fund our operations for at least the next two years. We may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities and expand our sales and marketing efforts to support the commercialization of our products under development. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

FACTORS THAT MAY AFFECT RESULTS

OUR PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

    We are at an early stage of development. We currently have only two products for sale, our NanoChip-TM- molecular biology workstation and our NanoChip-TM-cartridge. All of our other products are under development. Our NanoChip-TM-System or our other products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

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

    We have collaborative agreements with several health care companies and a developer and manufactuer of instrumentation products. We do not know whether these companies will successfully develop and market any products under our respective agreements. Moreover, some of our collaborators are also researching competing technologies targeted by our collaborative programs. We may be unsuccessful in entering into other collaborative arrangements to develop and commercialize our products. In addition, disputes may arise over ownership rights to intellectual property, know-how or technologies developed with our collaborators.

    We currently have agreements with Aventis, Becton Dickinson, Elan and Hitachi, Ltd. that contemplate the commercialization of products resulting from research and development collaboration agreements between the parties. In addition, we have a manufacturing and distribution agreement with Hitachi. These collaborations may not be successful. During the three months ended September 30, 2000, Becton Dickinson agreed to pay $300,000 related to amendments of existing Partnership agreements. We do not expect to receive any additional funds from Becton Dickinson. We have not yet agreed upon specific program objectives with respect to our research and development agreement with Elan, and we may never receive any additional funds from Elan.

WE HAVE A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

    We began selling our first two products in the second quarter of 2000, but do not expect to sell significant quantities of our first products during fiscal 2000. From our inception to September 30, 2000, we have incurred cumulative net losses totaling approximately $85.0 million. Moreover, our negative cash flow and losses from operations will continue to increase for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant. The amount and timing of product revenue recognition may depend on whether potential customers for the NanoChip-TM-System choose to buy, lease or enter into reagent rental or other acquisition programs.

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

      - meeting regulatory requirements, including obtaining necessary regulatory clearances or approvals; and

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

- health care and other companies that manufacture laboratory-based tests and analyzers;

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

    There are many U.S. and foreign patents and patent applications held by third parties in our areas of interest, and we believe that, besides our litigation with Motorola, MIT and Genometrix described below, there may be significant other litigation in the industry regarding patent and other intellectual property rights. Additional litigation could result in substantial costs and the diversion of management's efforts regardless of the result of the litigation. Additionally, the defense and prosecution of interference proceedings before the U.S. Patent and Trademark Office, or USPTO, and related administrative proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel. We may in the future become subject to USPTO interference proceedings to determine the priority of inventions. In addition, laws of some foreign countries do not protect intellectual property to the same extent as do laws in the U.S., which may subject us to additional difficulties in protecting our intellectual property in those countries.

    We are aware of U.S. and corresponding foreign patents and applications which are assigned to Affymax Technologies, N.V., and Affymetrix, Inc. which relate to certain devices having 1,000 or more groups of oligonucleotides occupying a total area of less than 1 cm(2), 400 different oligonucleotides per cm(2) on a substrate, and for gene expression, more than 100 different oligonucleotides at a density greater than about 60 different oligonucleotides per 1 cm(2). In the event that we proceed with the development of arrays with more than 400 groups of oligonucleotides, or for gene expression, with more than 100 different oligonucleotides, we expect to design our devices through, among other things, the selection of the physical dimensions, methods of binding, selection of support materials and intended uses of the device to avoid infringing these patents. We may not be able to design around these patents. We are aware of U.S. and European patents and patent applications owned by Isis Innovations Ltd. or Isis Innovations (E. M. Southern). We have opposed one allowed European patent which had broad claims to array technology for analyzing a predetermined polynucleotide sequence. Isis Innovations' position with respect to the opposed patent is that the claims relate to what it terms the "diagnostic mode." Those claims have now all been narrowed to the point that if the claims are accepted by the European Patent Office, they would not be infringed by our technology. On May 5, 1998, the Opposition Division of the European Patent Office issued a provisional nonbinding opinion that the claims should be revoked. If the claims of the original European patent survive the opposition or if an application relating to arrays issues in another country with claims as broad as the original European patent, we would be subject to infringement claims that could delay or preclude sales of some or all of our anticipated diagnostic products.

WE ARE INVOLVED IN INTELLECTUAL PROPERTY LITIGATION THAT MAY BE COSTLY, TIME-CONSUMING AND MAY IMPACT OUR COMPETITIVE POSITION.

    In April 2000, we filed a complaint for declaratory judgment against Motorola, Beckman and MIT in the United States District Court for the Southern District of California. Prior to the filing of the complaint, the parties had been involved in licensing discussions concerning U.S. Patent No. 5,693,939 entitled "Optical and Electrical Methods and Apparatus For Molecule Detection" (the "939 patent") which was licensed by MIT to Beckman in 1993 and to Genometrix, Inc. or Genometrix in 1994. Genometrix subsequently granted its sublicensing rights to Motorola in 1999. The inventions claimed in the '939 patent were made with United States government funding through a grant from the Department of the Air Force. The complaint seeks, among other things, a declaration that we are entitled to a license to the government funded '939 patent and, in the event we proceed to take a license, that we are not required to obtain a license from both Motorola and Beckman. Alternatively, the complaint seeks a declaratory judgment that the claims of the `939 patent are invalid and not infringed by us.

   In May 2000, we reached a settlement with Beckman and dismissed Beckman from the lawsuit without prejudice. In connection with the settlement, we secured a license to the '939 patent from Beckman.

   The action continues against Motorola and MIT. Motorola filed a counterclaim against us in May 2000, claiming infringement of the '939 patent and seeking monetary damages and injunctive relief. Motorola's counterclaim asserts that it has exclusive rights to certain claims in the `939 patent. In October 2000, our motion for leave to amend the complaint to add Genometrix as a defendant was granted. Discovery has commenced. The pretrial conference is currently scheduled for October 2001. No assurance can be given that a license to the `939 patent will be available from Motorola on commercially acceptable terms, or at all, or that we will prevail in the lawsuit. We may have to expend considerable financial resources and managerial efforts prosecuting the lawsuit and defending against Motorola's counterclaim, and against Motorola's, MIT's, and Genometrix's affirmative defenses. We may not prevail in the action, which could have a material adverse effect on us.

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

    In the U.S., the Food and Drug Administration, or FDA, regulates as medical devices most test systems, kits, and IN VITRO reagents that are marketed for human diagnostic use. Pursuant to the Federal Food, Drug, and Cosmetic Act, the FDA regulates the preclinical and clinical testing, design, safety, effectiveness, manufacture, labeling, distribution and promotion of medical devices. We will not be able to commence marketing or commercial sales in the U.S. of these products until we receive clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process. We have not applied for FDA or other regulatory approvals with respect to any of our products under development. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of proposed products. Regulatory clearance or approval of any proposed products may not be granted by the FDA or foreign regulatory authorities on a timely basis, if at all.

    Noncompliance with applicable FDA requirements can result in:

- criminal prosecution, civil penalties, other administrative sanctions, or judicially imposed sanctions such as injunctions;

-     recall or seizure of products;

-     total or partial suspension of production;

- failure of the government to grant premarket clearance or premarket approval for devices or withdrawal of marketing clearances or approvals once granted.

    The FDA also has the authority to request the recall, repair, replacement or refund of the cost of any regulated device manufactured or distributed by us. Any devices manufactured or distributed by us pursuant to FDA clearance or approvals are subject to thorough and continuing regulation by the FDA and certain state agencies, including the California Department of Health Services.

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

   During the three months ended September 30, 2000, we increased the number of employees in our sales and marketing group from nine at June 30, 2000 to 17 at September 30, 2000. In addition, we incorporated a subsidiary, Nanogen Europe B.V. in The Netherlands as our European sales office. At September 30, 2000 this office employed two European sales executives based in the United Kingdom and Denmark.

   Developing a marketing and sales force is expensive and time consuming and could delay any product launch or limit sales of our products. Our inability to successfully employ qualified marketing and sales personnel and develop our sales and marketing capabilities will harm our business.

FAILURE TO EXPAND OUR INTERNATIONAL SALES AS WE INTEND WOULD REDUCE OUR ABILITY TO BECOME PROFITABLE.

We expect that a portion of our sales will be made outside the United States. A successful international effort will require us to develop relationships with international customers and partners. We may not be able to identify, attract or retain suitable international customers and partners. As a result, we may be unsuccessful in our international expansion efforts. Furthermore, expansion into international markets will require us to continue to establish and expand foreign sales and marketing efforts, hire additional sales and marketing personnel and maintain good relations with our foreign customers and partners.

International operations involve a number of risks not typically present in domestic operations, including:

-     currency fluctuation risks;

-     changes in regulatory requirements;

-     costs and risks of deploying the NanoChip-TM- System in foreign countries;

-     licenses, tariffs and other trade barriers;

-     political and economic instability;

-     difficulties in staffing and managing foreign offices;

-     potentially adverse tax consequences;

- and the burden of complying with a wide variety of complex foreign laws and treaties.

Our international sales and marketing efforts will also be subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether tariffs or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries.

We may lose money when we exchange foreign currency received from international sales into US dollars. A portion of our business is expected to be conducted in currencies other than the US dollar. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the US dollar and the currencies in which we do business will cause foreign currency translation gains and losses. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.


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

- the announcement by us of acquisitions by customers of our NanoChip-TM- System or our other products;

- announcements or developments relating to our litigation against Motorola, MIT and Genometrix;

- developments concerning our patents or other proprietary rights or those of our competitors, including other litigation or patent office proceedings;

-     loss of key personnel;

- governmental regulatory actions or the failure to gain necessary clearances or approvals;

-     changes or announcements in reimbursement policies;

-     developments with our collaborators;

- changes in or announcements relating to acquisition programs for our products;

-     period-to-period fluctuations in sales and our operating results;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company invests its excess cash in short-term, interest-bearing investment-grade securities that are held for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

    The functional currency for our Netherlands subsidiary is the Euro. The subsidiary's accounts are translated from the Euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders' equity. Our subsidiary conducts its business with customers in local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiary or transactions with our European customers. The net tangible assets of our subsidiary, excluding intercompany balances, is $178,000 at September 30, 2000.

                                  NANOGEN, INC.
                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      Please see discussion of legal proceedings at note 4 in the Notes to the Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c) In August 2000, we sold 74,590 shares of our common stock to Hitachi at a per share price of $26.813. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in making the sale, based in part on the institutional nature of the purchasers and representations and warranties of the purchasers.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 First Amendment of Master Agreement between Registrant and BD, dated as of September 25, 2000
         10.2 First Amendment of Collaborative Research and Development and License Agreement between Registrant and BD, dated as of September 25, 2000+
         10.3 First Amendment of General Partnership Agreement between Registrant and BD, dated as of September 25, 2000+
         10.4 First Amendment of License Agreement between Registrant and BD, dated as of September 25, 2000+
         10.5 Partnership Product Commercialization License Agreement, dated as of September 25, 2000+
         10.6 Collaboration Agreement between Registrant and Hitachi, Ltd., Nissei Sangyo Co. Ltd. and Hitachi Instruments Service Co. Ltd., (collectively the "Hitachi Parties"), dated July 26, 2000+
         10.7 First Amendment to Reader, Loader and Cassette Low Cost Engineering and Manufacturing Agreement between Registrant and Hitachi, Ltd., dated July 26, 2000+
         10.8 Common Stock Purchase Agreement between Registrant and the Hitachi Parties, dated July 26, 2000
         10.9 Warrant to Purchase Common Stock between Registrant and Aventis Research and Technologies Verwaltungs, GmbH, dated September 22, 2000
         10.10      First Amendment to Employment Agreement between Registrant and Howard C. Birndorf, dated as of July 28, 2000
         10.11      First Amendment to Employment Agreement between Registrant and Kieran T. Gallahue, dated as of July 28, 2000
         10.12      First Amendment to Employment Agreement between Registrant and Michael D. Moore, dated as of July 28, 2000
         10.13      First Amendment to Employment Agreement between Registrant and James P. O'Connell, dated as of July 28, 2000
         10.14      First Amendment to Employment Agreement between Registrant and George E. Bers, dated as of July 28, 2000
         10.15      First Amendment to Employment Agreement between Registrant and Michael J. Heller, dated as of July 28, 2000
         10.16 Letter Agreement between Registrant and Hoechst AG ("Hoecht"), dated December 4, 1997+
         10.17 Sponsored Research Agreement between Registrant and Prolinx, Inc., dated as of December 18, 1996+
         10.18 Collaborative Research and Development Agreement between Registrant and Hoechst, dated December 3, 1998+
         27.1       Financial Data Schedule

          ------------
          + Confidential treatment has been requested with respect to certain portions of this agreement.

(b)      Reports on Form 8-K

                  No Reports on Form 8-K were filed during the three months ended September 30, 2000.

                                  NANOGEN, INC.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                       NANOGEN, INC.



DATE          NOVEMBER 13, 2000        /s/ HOWARD C. BIRNDORF
           ------------------------    ----------------------------------
                                       HOWARD C. BIRNDORF
                                       CHAIRMAN OF THE BOARD AND
                                       CHIEF EXECUTIVE OFFICER
                                       (PRINCIPAL EXECUTIVE OFFICER)


DATE          NOVEMBER 13, 2000        /s/ KIERAN T. GALLAHUE
           ------------------------    ----------------------------------
                                       KIERAN T. GALLAHUE
                                       PRESIDENT, CHIEF FINANCIAL
                                       OFFICER AND TREASURER
                                       (PRINCIPAL FINANCIAL AND
                                       ACCOUNTING OFFICER)

                                  NANOGEN, INC.
                                  EXHIBIT INDEX


   EXHIBIT NO.                           DESCRIPTION

10.1 First Amendment of Master Agreement between Registrant and BD, dated as of September 25, 2000
10.2 First Amendment of Collaborative Research and Development and License Agreement between Registrant and BD, dated as of September 25, 2000+
10.3 First Amendment of General Partnership Agreement between Registrant and BD, dated as of September 25, 2000+
10.4 First Amendment of License Agreement between Registrant and BD, dated as of September 25, 2000+
10.5 Partnership Product Commercialization License Agreement, dated as of September 25, 2000+
10.6 Collaboration Agreement between Registrant and Hitachi, Ltd., Nissei Sangyo Co. Ltd. and Hitachi Instruments Service Co. Ltd., (collectively the "Hitachi Parties"), dated July 26, 2000+
10.7 First Amendment to Reader, Loader and Cassette Low Cost Engineering and Manufacturing Agreement between Registrant and Hitachi, Ltd., dated July 26, 2000+
10.8 Common Stock Purchase Agreement between Registrant and the Hitachi Parties, dated July 26, 2000
10.9 Warrant to Purchase Common Stock between Registrant and Aventis Research and Technologies Verwaltungs, GmbH, dated September 22, 2000
10.10 First Amendment to Employment Agreement between Registrant and Howard C. Birndorf, dated as of July 28, 2000
10.11 First Amendment to Employment Agreement between Registrant and Kieran T. Gallahue, dated as of July 28, 2000
10.12 First Amendment to Employment Agreement between Registrant and Michael D. Moore, dated as of July 28, 2000
10.13 First Amendment to Employment Agreement between Registrant and James P. O'Connell, dated as of July 28, 2000
10.14 First Amendment to Employment Agreement between Registrant and George E. Bers, dated as of July 28, 2000
10.15 First Amendment to Employment Agreement between Registrant and Michael J. Heller, dated as of July 28, 2000
10.16 Letter Agreement between Registrant and Hoechst AG ("Hoecht"), dated December 4, 1997+
10.17 Sponsored Research Agreement between Registrant and Prolinx, Inc., dated as of December 18, 1996+
10.18 Collaborative Research and Development Agreement between Registrant and Hoechst, dated December 3, 1998
27.1              Financial Data Schedule

------------
                    + Confidential treatment has been requested with respect to certain portions of this agreement.