Form 10-Q/A
period 2000-09-30
NANOGEN INC
filed 2001-02-09
CIK 1030339

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

         This Form 10-Q/A Quarterly Report for the period ending September 30, 2000 is being filed to amend the original From 10-Q Quarterly Report filed November 14, 2000 to reflect the resolution of Confidential Treatment Requests ("CTRs") filed by Nanogen, Inc. with the Securities and Exchange Commission ("SEC") on December 23, 1999. These CTRs were filed in accordance with SEC rules, pursuant to which Nanogen, Inc. requested confidential, non-public treatment for certain portions of agreements including the agreement attached hereto as Exhibit 10.17. Apart from disclosing previously redacted terms of this agreement, there are no other substantive changes to the Form 10-Q Quarterly Report as originally filed.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits
         10.1 First Amendment of Master Agreement between Registrant and BD, dated as of September 25, 2000*
         10.2     First Amendment of Collaborative Research and Development and
                  License Agreement between Registrant and BD, dated as of September 25, 2000+*
         10.3     First Amendment of General Partnership Agreement between
                  Registrant and BD, dated as of September 25, 2000+*
         10.4     First Amendment of License Agreement between Registrant and
                  BD, dated as of September 25, 2000+*
         10.5 Partnership Product Commercialization License Agreement, dated as of September 25, 2000+*
         10.6     Collaboration Agreement between Registrant and Hitachi Ltd.,
                  Nissei Sangyo Co. Ltd. and Hitachi Instruments Service Co.
                  Ltd., (collectively the "Hitachi Parties"), dated July 26,
                  2000+*
         10.7     First Amendment to Reader, Loader and Cassette Low Cost
                  Engineering and Manufacturing Agreement between Registrant and
                  Hitachi, Ltd., dated July 26, 2000+*
         10.8     Common Stock Purchase Agreement between Registrant and the
                  Hitachi Parties, dated July 26, 2000*
         10.9     Warrant to Purchase Common Stock between Registrant and
                  Aventis Research and Technologies Verwaltungs, GmbH, dated
                  September 22, 2000*
         10.10    First Amendment to Employment Agreement between Registrant and
                  Howard C. Birndorf, dated as of July 28, 2000*
         10.11    First Amendment to Employment Agreement between Registrant and
                  Kieran T. Gallahue, dated as of July 28, 2000*
         10.12    First Amendment to Employment Agreement between Registrant and
                  Michael D. Moore, dated as of July 28, 2000*
         10.13    First Amendment to Employment Agreement between Registrant and
                  James P. O'Connell, dated as of July 28, 2000*
         10.14    First Amendment to Employment Agreement between Registrant and
                  George E. Bers, dated as of July 28, 2000*
         10.15    First Amendment to Employment Agreement between Registrant and
                  Michael J. Heller, dated as of July 28, 2000*
         10.16    Letter Agreement between Registrant and Hoechst AG
                  ("Hoechst"), dated December 4, 1997.+*
         10.17    Sponsored Research Agreement between Registrant and Prolinx,
                  Inc., dated as of December 18, 1996+
         10.18    Collaborative Research and Development Agreement between
                  Registrant and Hoechst, dated December 3, 1998+*
         27.1     Financial Data Schedule*

         ----------

                                       2

                  + Confidential Treatment has been requested with respect to certain portions of this agreement.
                  * Previously Filed.



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


                                           NANOGEN, INC.



      DATE       FEBRUARY 9, 2001         /s/ HOWARD C. BIRNDORF
               -----------------------    ----------------------------------
                                           HOWARD C. BIRNDORF
                                           CHAIRMAN OF THE BOARD AND
                                           CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)


      DATE       FEBRUARY 9, 2001         /s/ KIERAN T. GALLAHUE
               -----------------------    ----------------------------------
                                           KIERAN T. GALLAHUE
                                           PRESIDENT, CHIEF FINANCIAL
                                           OFFICER AND TREASURER
                                           (PRINCIPAL FINANCIAL OFFICER)

                                  NANOGEN, INC.
                                  EXHIBIT INDEX


   EXHIBIT NO.                             Description

10.1 First Amendment of Master Agreement between Registrant and BD, dated as of September 25, 2000*
10.2          First Amendment of Collaborative Research and Development and
              License Agreement between Registrant and BD, dated as of September
              25, 2000+*
10.3          First Amendment of General Partnership Agreement between
              Registrant and BD, dated as of September 25, 2000+*
10.4 First Amendment of License Agreement between Registrant and BD, dated as of September 25, 2000+*
10.5 Partnership Product Commercialization License Agreement, dated as of September 25, 2000+*
10.6          Collaboration Agreement between Registrant and Hitachi, Ltd.,
              Nissei Sangyo Co. Ltd. and Hitachi Instruments Service Co. Ltd.,
              (collectively the "Hitachi Parties"), dated July 26, 2000+*
10.7          First Amendment to Reader, Loader and Cassette Low Cost
              Engineering and Manufacturing Agreement between Registrant and
              Hitachi, Ltd., dated July 26, 2000+*
10.8          Common Stock Purchase Agreement between Registrant and the Hitachi
              Parties, dated July 26, 2000*
10.9          Warrant to Purchase Common Stock between Registrant and Aventis
              Research and Technologies Verwaltungs, GmbH, dated September 22,
              2000*
10.10         First Amendment to Employment Agreement between Registrant and
              Howard C. Birndorf, dated as of July 28, 2000*
10.11         First Amendment to Employment Agreement between Registrant and
              Kieran T. Gallahue, dated as of July 28, 2000*
10.12         First Amendment to Employment Agreement between Registrant and
              Michael D. Moore, dated as of July 28, 2000*
10.13         First Amendment to Employment Agreement between Registrant and
              James P. O'Connell, dated as of July 28, 2000*
10.14         First Amendment to Employment Agreement between Registrant and
              George E. Bers, dated as of July 28, 2000*
10.15         First Amendment to Employment Agreement between Registrant and
              Michael J. Heller, dated as of July 28, 2000*
10.16 Letter Agreement between Registrant and Hoechst AG ("Hoechst"), dated December 4, 1997+*
10.17 Sponsored Research Agreement between Registrant and Prolinx, Inc., dated as of December 18, 1996+
10.18         Collaborative Research and Development Agreement between
              Registrant and Hoechst, dated December 3, 1998+*
27.1          Financial Data Schedule*

------------
              + Confidential Treatment has been requested with respect to certain portions of this agreement.
              * Previously Filed.