Form 10-Q/A
period 2000-09-30
NANOGEN INC
filed 2001-03-13
CIK 1030339

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2

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

                       YES     X            NO
                             ------             ------


AS OF NOVEMBER 11, 2000, 20,931,962 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                EXPLANATORY NOTE

         This Form 10-Q/A Quarterly Report for the period ending September 30, 2000 is being filed to amend the original From 10-Q Quarterly Report filed November 14, 2000 to reflect the resolution of Confidential Treatment Requests ("CTRs") filed by Nanogen, Inc. with the Securities and Exchange Commission ("SEC") on December 23, 1999. These CTRs were filed in accordance with SEC rules, pursuant to which Nanogen, Inc. requested confidential, non-public treatment for certain portions of agreements including the agreement attached hereto as Exhibit 10.18. Apart from disclosing previously redacted terms of this agreement, there are no other substantive changes to the Form 10-Q Quarterly Report as originally filed.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

          10.1      First Amendment of Master Agreement between Registrant and BD, dated as of September 25, 2000*
          10.2      First Amendment of Collaborative  Research and Development and License Agreement  between  Registrant and BD, dated as of September 25, 2000+*
          10.3      First Amendment of General Partnership Agreement between Registrant and BD, dated as of September 25, 2000+*
          10.4      First Amendment of License Agreement between Registrant and BD, dated as of September 25, 2000+*
          10.5      Partnership Product Commercialization License Agreement, dated as of September 25, 2000+*
          10.6      Collaboration  Agreement  between  Registrant  and Hitachi  Ltd.,  Nissei  Sangyo Co. Ltd. and Hitachi
                    Instruments Service Co. Ltd., (collectively the "Hitachi Parties"), dated July 26, 2000+*
          10.7      First Amendment to Reader, Loader and Cassette Low Cost Engineering and Manufacturing  Agreement between
                    Registrant and Hitachi, Ltd., dated July 26, 2000+*
          10.8      Common Stock Purchase Agreement between Registrant and the Hitachi Parties, dated July 26, 2000*
          10.9      Warrant to Purchase Common Stock between Registrant and Aventis Research and Technologies Verwaltungs,  GmbH,
                    dated September 22, 2000*
          10.10     First Amendment to Employment Agreement between Registrant and Howard C. Birndorf, dated as of July 28, 2000*
          10.11     First Amendment to Employment Agreement between Registrant and Kieran T. Gallahue, dated as of July 28, 2000*
          10.12     First Amendment to Employment Agreement between Registrant and Michael D. Moore, dated as of July 28, 2000*
          10.13     First Amendment to Employment Agreement between Registrant and James P. O'Connell, dated as of July 28, 2000*
          10.14     First Amendment to Employment Agreement between Registrant and George E. Bers, dated as of July 28, 2000*
          10.15     First Amendment to Employment Agreement between Registrant and Michael J. Heller, dated as of July 28, 2000*
          10.16     Letter Agreement between Registrant and Hoechst AG ("Hoechst"), dated December 4, 1997.+*
          10.17     Sponsored Research Agreement between Registrant and Prolinx, Inc., dated as of December 18, 1996+*
          10.18     Collaborative Research and Development Agreement between Registrant and Hoechst, dated December 3, 1998+
          27.1      Financial Data Schedule*
          ----------

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


                                  NANOGEN, INC.



DATE                    MARCH 13, 2001          /S/ HOWARD C. BIRNDORF
                    ------------------------    --------------------------------
                                                HOWARD C. BIRNDORF
                                                CHAIRMAN OF THE BOARD AND CHIEF
                                                EXECUTIVE OFFICER
                                                (PRINCIPAL EXECUTIVE OFFICER)


DATE                    MARCH 13, 2001          /S/ KIERAN T. GALLAHUE
                    ------------------------    --------------------------------
                                                KIERAN T. GALLAHUE
                                                PRESIDENT, CHIEF FINANCIAL
                                                OFFICER AND TREASURER
                                                (PRINCIPAL FINANCIAL OFFICER)

                                  NANOGEN, INC.
                                  EXHIBIT INDEX


   EXHIBIT NO.                                             Description
10.1     First Amendment of Master Agreement between Registrant and BD, dated as of September 25,
         2000*
10.2     First Amendment of Collaborative Research and Development and License Agreement between
         Registrant and BD, dated as of September 25, 2000+*
10.3     First Amendment of General Partnership Agreement between Registrant and BD, dated as of
         September 25, 2000+*
10.4     First Amendment of License Agreement between Registrant and BD, dated as of September
         25, 2000+*
10.5     Partnership Product Commercialization License Agreement, dated as of September 25, 2000+*
10.6     Collaboration Agreement between Registrant and Hitachi, Ltd., Nissei Sangyo Co. Ltd. and
         Hitachi Instruments Service Co. Ltd., (collectively the "Hitachi Parties"), dated July
         26, 2000+*
10.7     First Amendment to Reader, Loader and Cassette Low Cost Engineering and Manufacturing
         Agreement between Registrant and Hitachi, Ltd., dated July 26, 2000+*
10.8     Common Stock Purchase Agreement between Registrant and the Hitachi Parties, dated July
         26, 2000*
10.9     Warrant to Purchase Common Stock between Registrant and Aventis Research and
         Technologies Verwaltungs, GmbH, dated September 22, 2000*
10.10    First Amendment to Employment Agreement between Registrant and Howard C. Birndorf, dated as of July 28, 2000*
10.11    First Amendment to Employment Agreement between Registrant and Kieran T. Gallahue, dated as of July 28, 2000*
10.12    First Amendment to Employment Agreement between Registrant and Michael D. Moore, dated as of July 28, 2000*
10.13    First Amendment to Employment Agreement between Registrant and James P. O'Connell, dated as of July 28, 2000*
10.14    First Amendment to Employment Agreement between Registrant and George E. Bers, dated as of July 28, 2000*
10.15    First Amendment to Employment Agreement between Registrant and Michael J. Heller, dated as of July 28, 2000*
10.16    Letter Agreement between Registrant and Hoechst AG ("Hoechst"), dated December 4, 1997+*
10.17    Sponsored Research Agreement between Registrant and Prolinx, Inc., dated as of December
         18, 1996+*
10.18    Collaborative Research and Development Agreement between Registrant and Hoechst, dated
         December 3, 1998+
27.1     Financial Data Schedule*

----------------
         + Confidential Treatment has been requested with respect to certain portions of this agreement.
         * Previously Filed.