Form 10-Q
period 2001-03-31
NANOGEN INC
filed 2001-05-14
CIK 1030339

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-23541

NANOGEN, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0489621 (I.R.S. Employer Identification No.)
10398 Pacific Center Court, San Diego, CA (Address of principal executive offices)	92121 (Zip code)

(858) 410-4600
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of May 11, 2001, 21,009,118 shares of the Registrant's Common Stock were outstanding.

NANOGEN, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NANOGEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,427	$55,330
Short-term investments	50,886	39,759
Accounts receivable	1,277	1,322
Inventory	3,471	2,289
Other current assets	2,069	1,689

Total current assets	94,130	100,389
Property and equipment, net	5,368	5,373
Acquired technology rights, net	4,879	5,179
Restricted cash	164	164
Other assets	63	63

	$104,604	$111,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$990	$1,223
Accrued liabilities	3,642	4,595
Deferred revenue	159	360
Current portion of capital lease obligations	1,721	2,011

Total current liabilities	6,512	8,189
Capital lease obligations, less current portion	1,963	1,565
Stockholders' equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2001 and December 31, 2000	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 20,999,812 and 20,913,151 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	21	21
Additional paid-in capital	193,922	193,459
Accumulated other comprehensive income	826	270
Deferred compensation	(336)	(325)
Notes receivable from officers	(1,113)	(1,099)
Accumulated deficit	(97,191)	(90,912)

Total stockholders' equity	96,129	101,414

	$104,604	$111,168

See accompanying notes.

NANOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2001	2000
Revenues:
Sales	$229	$—
Sponsored research	2,346	1,862
Contract and grant revenue	364	450

Total revenues	2,939	2,312
Operating expenses:
Cost of sales	170	—
Research and development	4,323	4,243
Selling, general and administrative	6,045	2,281

Total operating expenses	10,538	6,524

Loss from operations	(7,599)	(4,212)
Interest income, net	1,326	534
Loss on foreign currency transactions	(6)	—

Net loss	$(6,279)	$(3,678)

Net loss per share—Basic and diluted	$(0.30)	$(0.20)

Number of shares used in computing net loss per share—basic and diluted	20,655	18,818

See accompanying notes.

NANOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2001	2000
Operating activities:
Net loss	$(6,279)	$(3,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	767	504
Amortization related to short-term investments	(19)	—
Stock based compensation expense	157	452
Interest capitalized on notes receivables from officers	(14)	(10)
Changes in operating assets and liabilities:
Accounts receivable	45	74
Inventory	(1,182)	—
Other assets	(380)	65
Accounts payable	(233)	540
Accrued liabilities	(787)	(1,638)
Deferred revenue	(201)	(1,862)

Net cash used in operating activities	(8,126)	(5,553)
Investing activities:
Purchase of short-term investments	(10,552)	—
Purchase of equipment	(5)	—

Net cash used in investing activities	(10,557)	—
Financing activities:
Principal payments on capital lease obligations	(349)	(581)
Issuance of common stock, net of repurchases	129	76,575
Note receivable payments from officers	—	164

Net cash provided by (used in) financing activities	(220)	76,158
Net (decrease) increase in cash and cash equivalents	(18,903)	70,605
Cash and cash equivalents at beginning of period	55,330	41,021

Cash and cash equivalents at end of period	$36,427	$111,626

Supplemental disclosure of cash flow information:
Interest paid	$95	$120

Supplemental schedule of noncash investing andfinancing activities:
Equipment acquired under capital leases	$457	$277

Unrealized gain on short-term investments	$556	$—

Common stock issued in connection with employee benefit plan	$334	$—

See accompanying notes.

NANOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2001

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of March 31, 2001, consolidated statements of operations for the three months ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2001 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

    For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Nanogen, Inc. Form 10-K, filed with the Securities and Exchange Commission.

  Net Loss per Share

    The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period and dilutive potential common shares outstanding. Weighted average common shares outstanding during the period does not include shares issued pursuant to the exercise of stock options prior to vesting and shares issued under the Company's 401K benefit plan prior to vesting. Due to the losses incurred by the Company during the three months ended March 31, 2001 and 2000, common stock equivalents resulting from the assumed exercise of outstanding stock options and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

2.  Inventory

    Inventory consists of the following (in thousands):

	March 31, 2001	December 31, 2000
Raw materials	$563	$288
Work in process	1,106	491
Finished goods	1,802	1,510

	$3,471	$2,289

    Finished goods include NanoChip™ Molecular Biology Workstations ("NanoChip™ Systems") that are installed at customer sites where title has not transferred to the customer.

3.  Comprehensive Loss

    SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net income, comprehensive income (loss) and its components. A summary is as follows:

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended
	March 31, 2001	March 31, 2000
Comprehensive loss:
Net unrealized gain	$556	$—
Net loss	(6,279)	(3,678)

Comprehensive loss	$(5,723)	$(3,678)

4.  Collaborative Alliances

  Hitachi, Ltd.

    In January 2000, the Company executed an agreement with Hitachi, Ltd., effective as of December 15, 1999, for the full-scale commercial manufacturing and distribution of the NanoChip™ Molecular Biology Workstation in specified research markets. Hitachi, Ltd.'s Instrument Group provides technology and technical support to aid in the manufacturing scale-up of the NanoChip™ Molecular Biology Workstation's components.

    Hitachi, Ltd. has the right to be the sole distributor of Hitachi, Ltd. produced NanoChip™ Molecular Biology Workstations in Japan and, depending on the attainment of certain minimum sales targets, other countries in Asia. Hitachi, Ltd. also has the non-exclusive right to distribute NanoChip™ Cartridges in Japan. The Company retains the right to distribute, directly or through others, Hitachi, Ltd. produced NanoChip™ Molecular Biology Workstations outside of Japan and certain other countries in Asia, subject to Hitachi's rights above. In addition, the Company seeks to develop and manufacture the NanoChip™ Cartridges for distribution worldwide. Except for Hitachi, Ltd.'s exclusive distribution rights of Hitachi, Ltd. produced Workstations in Japan and certain other countries in Asia, the agreement is non-exclusive and excludes some clinical markets. The Company also retains the right to form other manufacturing and distribution agreements.

    In July 2000, the Company executed a ten-year agreement with Hitachi, Ltd., Nissei Sangyo Co. Ltd. and Hitachi Instruments Service Co. Ltd. of Japan (collectively, "Hitachi") to develop, manufacture and distribute additional potential products based on the parties' proprietary technologies, potentially including, among other things, reduced-size instruments for genetic testing, integrated amplification and point-of-care detection. The agreement provides that the parties will jointly determine which projects to prioritize over the term of the agreement. The agreement may be terminated before its expiration by either party, subject to various restrictions. Pursuant to the terms of the agreement, Hitachi and the Company each may contribute up to $28.5 million in cash over the ten-year period. In addition, Hitachi made an equity investment in the Company by purchasing 74,590 shares of the Company's common stock worth approximately $2.0 million pursuant to a private sale by the Company based at a per share price of $26.813 (the fair market value as of the signing date of the Hitachi agreement). The agreement expands on the agreement executed by the Company and Hitachi in January 2000. Hitachi has the right to be the exclusive distributor of collaboration products in Japan and, based upon the attainment of minimum sales targets to be mutually agreed upon, in other Asian countries. The Company retains the exclusive right to distribute collaboration products outside of these countries. The agreement is non-exclusive and excludes some clinical markets.

  Aventis Research and Technologies

    In December 1997, the Company entered into an agreement with Aventis Research and Technologies, an affiliate of Hoechst AG ("Aventis") for, among other things, an exclusive research and development collaboration relating to the development of molecular recognition arrays. In December 1998, the Company and Aventis entered into a Collaborative Research and Development Agreement which, among other things, extended the guaranteed term of the research program from two to three years. In conjunction with this agreement, the Company issued to Aventis a warrant to purchase 120,238 shares of common stock exercisable through December 2003, which was exercised by Aventis in October 2000 at an agreed-upon exercise price of $6.17 per share. The Company has also agreed to issue to Aventis, upon the achievement of certain milestones, warrants to purchase up to approximately 360,000 additional shares of common stock at a 50 percent premium to the market price on the date the milestone is achieved. These warrants will have five-year maximum terms. The term of this collaboration agreement expired at the end of 2000. The Company is negotiating a potential new relationship with Aventis relating to the research conducted and technology developed under the December 1998 agreement.

    In September 1999, the Company added two new technology development programs with Aventis which focus on the development of gene expression tools utilizing electronic bioarrays and the development of high throughput screening tools for kinase analyses. In total, these two programs may provide a maximum of $12.0 million in additional funding to the Company through December 31, 2001, including an up-front initiation fee of $2.0 million which was received in the fourth quarter of 1999.

    Revenue is primarily recognized under the Aventis agreements as expenses are incurred, and totaled $2.1 million and $1.9 million for the three months ended March 31, 2001 and 2000, respectively. Funding received in advance of incurred expenses is recorded as deferred revenue until the expenses are incurred, and totaled none and $123,000 at March 31, 2001 and December 31, 2000, respectively.

4.  Stock Option Program

    On January 26, 2001, the Compensation Committee of the Board of Directors authorized a plan for certain employees (excluding executive officers and directors) who held options to purchase common stock whereby each holder could cancel certain of his or her vested and unvested options and receive a written commitment from the Company to issue, on a one-for-one basis, new options to be granted and priced at the fair market value on August 29, 2001. This plan applies only to options granted to employees of the Company between January 1, 2000 and February 28, 2001. These options will not be exercisable until August 29, 2001 or when they vest, whichever is later. The new options granted will contain similar vesting schedules as the cancelled options. This program resulted in the cancellation of 383,900 shares, which shares have been reserved for future issuance pursuant to the Company's written commitment to reissue the shares on August 29, 2001.

5.  Pending Litigation

    In April 2000, the Company filed a complaint for declaratory judgment against Motorola, Inc. ("Motorola"), Beckman Coulter, Inc. ("Beckman") and Massachusetts Institute of Technology ("MIT") in the United States District Court for the Southern District of California. Prior to the filing of the complaint, the parties had been involved in licensing discussions concerning U.S. Patent No. 5,693,939 entitled "Optical and Electrical Methods and Apparatus For Molecule Detection" (the "939 patent") which was licensed by MIT to Beckman in 1993 and to Genometrix, Inc. ("Genometrix") in 1994. Genometrix in turn granted its sublicensing rights to Motorola in 1999. The inventions claimed in the "939 patent were made with United States government funding through a grant from the Department of the Air Force. The complaint seeks, among other things, a declaration that the Company is entitled to a license to the government funded "939 patent and that the Company is not required to obtain a license from both Motorola and Beckman. Alternatively, the complaint seeks a declaratory judgment that the claims of the "939 patent are invalid and not infringed by the Company.

    In May 2000, the Company reached a settlement with Beckman and dismissed Beckman from the lawsuit without prejudice. In connection with the settlement, the Company secured a license to the "939 patent from Beckman.

    The action continues against Motorola and MIT. Motorola filed a counterclaim against the Company in May 2000, claiming infringement of the "939 patent and seeking monetary damages and injunctive relief. Motorola's counterclaim asserts that it has exclusive rights to certain claims in the "939 patent. In October 2000, the Company's motion for leave to amend the complaint to add Genometrix as a defendant was granted. Fact discovery was substantially completed in early March 2001. The pretrial conference is currently scheduled for October 2001. No assurance can be given that a license to the "939 patent will be available from Motorola on commercially acceptable terms, or at all, or that the Company will prevail in the lawsuit. The Company has expended, and will continue to expend considerable financial resources and managerial efforts prosecuting the lawsuit and defending against Motorola's counterclaim, and against Motorola's, MIT's and Genometrix's affirmative defenses. The Company may not prevail in the action, which could have a material adverse effect on the Company.

    In November 2000, the Company filed a complaint against CombiMatrix Corp. ("CombiMatrix") and Dr. Donald Montgomery in the United States District Court for the Southern District of California. Dr. Montgomery is a former Nanogen employee now affiliated with CombiMatrix.

    The Nanogen complaint alleges that the naming of Dr. Montgomery as the sole inventor on U.S. Patent No. 6,093,302, entitled "Electrochemical Solid Phase Synthesis" (the "302 patent"), and assignment of the "302 patent to CombiMatrix were incorrect and that the invention was made by Nanogen employees. The Complaint also alleges that inventions disclosed in the patent were Nanogen trade secrets and that CombiMatrix and Dr. Montgomery misappropriated these trade secrets by their actions, including publishing those trade secrets in patent applications. Nanogen's complaint, containing fourteen claims, seeks correction of inventorship, assignment of rights in the patent to Nanogen, an injunction preventing disclosure of trade secrets and damages for trade secret misappropriation.

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

Overview

    We integrate advanced microelectronics and molecular biology into a core technology platform with potentially broad and diverse commercial applications in the fields of genomics, biomedical research, medical diagnostics, drug discovery, forensics, agriculture, environmental testing and potentially the electronics and telecommunications industries. The first application we have developed, the NanoChip™ System, is an integrated bioassay system consisting of the NanoChip™ Molecular Biology Workstation and the NanoChip™ Cartridge. The NanoChip™ Workstation is comprised of two automated instruments and the NanoChip™ Cartridge, a consumable cartridge, which incorporates a proprietary microchip. The NanoChip™ System provides a flexible tool for the rapid identification and precision analysis of biological test samples containing charged molecules.

    Since commencing operations in 1993, we have applied substantially all of our resources to our research and development programs, and, since early 2000, to our commercial launch of the NanoChip™ System. We have incurred losses since inception and, as of March 31, 2001, had an accumulated deficit of $97.2 million. We expect to incur significant losses over at least the next several years as we expand our research and product development efforts and attempt to further commercialize our products.

    We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, the achievement of milestones under our collaborative agreements, whether and when new products are successfully developed and introduced by us or our competitors, market acceptance of the NanoChip™ System and potential products under development, and the type of acquisition program our potential customers choose. Payments under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Results of Operations

    Revenues.  Sales of $229,000 for the three months ended March 31, 2001, include the sale of one NanoChip™ Molecular Biology Workstation through an outright sales transaction where the title of the instrument passed to the customer in addition to the sale of NanoChip™ Cartridges. There were no comparable sales in the prior year three month period as these products had not yet been commercially launched. We offer our products to customers under several different types of acquisition programs, some of which do not pass title to the customer, and for which no revenue is recorded at the time of delivery. In these cases, revenue, if any, will be recorded ratably over the rental period. Our sales revenue may vary from quarter to quarter due to, among other things, the types of acquisition programs our potential customers may choose.

    Revenue from sponsored research totaled $2.3 million and $1.9 million for the three months ended March 31, 2001 and 2000, respectively. Revenues are primarily recorded under these arrangements as expenses are incurred. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. Sponsored research revenue recognized during the three months ended March 31, 2001, was primarily earned in connection with our two technology development programs under our research and development agreement entered into in September 1999 with Aventis, including the sale of a NanoChip™ Molecular Biology Workstation to one of these programs, and the development program entered into in July 2000 with Hitachi. Sponsored research revenue recognized during the three months ended March 31, 2000, was earned in connection with the research and development agreements entered into in December 1998 and September 1999 with Aventis.

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

    Cost of Sales.  Cost of sales were $170,000 for the three months ended March 31, 2001. There were no cost of sales recorded for the three months ended March 31, 2000 as we had not recorded any product sales during this period. Cost of sales during the three months ended March 31, 2001 were impacted by underabsorbed overhead costs due to underutilized capacity. As we are still in the early stages of our first product launch, we expect to continue to incur significant costs associated with excess production capacity during 2001.

    Research and Development Expenses.  Research and development expenses were $4.3 million and $4.2 million for the three months ended March 31, 2001 and 2000, respectively. During these periods, research and development expenses included salaries for scientific, engineering and operations personnel, costs associated with improving and refining our current products as well as development of potential new products, lab supplies, consulting, travel, facilities, and other expenditures associated with our research and product development activities. Research and development spending may increase over the next several years as our research and product development efforts continue.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $6.0 million and $2.3 million for the three months ended March 31, 2001 and 2000, respectively. The increase is primarily due to costs associated with the expansion of our sales and marketing organization, increased legal fees associated with enhancing and maintaining our intellectual property portfolio, and costs related to patent litigation. Selling, general and administrative expenses are expected to continue at this level for the foreseeable future as we continue to market and sell our current products, continue to enhance our intellectual property portfolio, and as litigation continues.

    Interest Income, Net.  Net interest income was $1.3 million and $534,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in net interest income is a result of higher average cash balances during the three months ended March 31, 2001 compared to the same period in 2000 as a result of cash proceeds received in conjunction with our follow-on offering of common stock in March 2000.

Liquidity and Capital Resources

    At March 31, 2001, we had $87.3 million in cash, cash equivalents and short-term investments, compared to $95.1 million at December 31, 2000. The decrease is primarily due to cash used in operations during the three months ended March 31, 2001.

    Net cash used in operating activities was $8.3 million and $5.6 million for the three months ended March 31, 2001 and 2000, respectively. Cash used for operations during the three months ended March 31, 2001 was primarily related to costs associated with our expanded sales and marketing organization as the launch of our initial products progresses, an increase of $1.2 million in inventory pursuant to our manufacturing arrangement with Hitachi, Ltd., legal fees relating to establishing and maintaining our intellectual property portfolio, supporting our continued research and development efforts, and patent litigation.

    We fund most of our equipment acquisitions and leasehold improvements through capital leasing facilities. During the first three months of 2001, we received proceeds from equipment financing of $457,000, compared to $277,000 of proceeds received during the same period in 2000. We anticipate that we will continue to use capital equipment leasing or debt facilities to fund most of our equipment acquisitions and leasehold improvements.

    We expect that our existing capital resources, combined with anticipated revenues from potential product sales, reagent rentals, leases or other types of acquisition programs for the NanoChip™ System, sponsored research agreements and contracts and grants will be sufficient to support our planned operations through at least the next two years. This estimate of the period for which we expect our available sources of liquidity to be sufficient to meet our capital requirements is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. Our future liquidity and capital funding requirements will depend on numerous factors including, but not limited to, the extent to which our products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding our potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to our business and any litigation related thereto, the results of clinical trials, competitive developments, and our ability to maintain existing collaborations and to enter into additional collaborative arrangements. We have incurred negative cash flow from operations since inception and do not expect to generate positive cash flow to fund our operations for at least the next two years. We may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities and expand our sales and marketing efforts to support the commercialization of our other products or applications under development. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

Factors that May Affect Results

Our products may not be successfully developed, which would harm us and force us to curtail or cease operations.

    We are at an early stage of development. We currently have only two products for sale, our NanoChip™ Molecular Biology Workstation and our NanoChip™ Cartridge. All of our other products are under development. Our NanoChip™ System or our other products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

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

  •
  convince prospective strategic partners and customers that our technology is an attractive alternative to other technologies;

  •
  manufacture products in sufficient quantities with acceptable quality and at an acceptable cost; and

  •
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

    Our strategy for the research, development and commercialization of some of our products requires us to enter into contractual arrangements with corporate collaborators, licensors, licensees and others. Our success depends in part upon the performance by these collaborators and potential collaborators of their responsibilities under these arrangements. Some collaborators may not perform their obligations as we expect or we may not derive any revenue or other benefits from these arrangements.

    We have collaborative agreements with a health care company, pharmaceutical companies and a developer and manufacturer of instrumentation products. We do not know whether these companies will successfully develop and market any products under our respective agreements. Moreover, some of our collaborators are also researching competing technologies targeted by our collaborative programs. We may be unsuccessful in entering into other collaborative arrangements to develop and commercialize our products. In addition, disputes may arise over ownership rights to intellectual property, know-how or technologies developed with our collaborators.

    We currently have agreements with Aventis, Becton Dickinson, Élan and Hitachi, Ltd. that contemplate the commercialization of products resulting from research and development collaboration agreements between the parties. In addition, we have a manufacturing and distribution agreement with Hitachi. These collaborations may not be successful.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

    We began selling our first two products in the second quarter of 2000, but we did not sell significant quantities of our first products during fiscal 2000 or during the three months ended March 31, 2001. From our inception to March 31, 2001, we have incurred cumulative net losses totaling approximately $97.2 million. Moreover, our negative cash flow and losses from operations will continue to increase for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant. The amount and timing of product revenue recognition may depend on whether potential customers for the NanoChip™ System choose to enter into title transfer or non-title transfer transactions.

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

    We may need to raise more money to continue the research and development necessary to bring our products to market and to establish manufacturing and marketing capabilities. We may seek additional funds through public and private stock offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources. If we cannot raise more money we will have to reduce our capital expenditures, scale back our development of new products, reduce our workforce and license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we will need will depend on many factors, including among others:

  •
  the progress of our research and development programs;

  •
  the commercial arrangements we may establish;

  •
  the time and costs involved in:

  •
  scaling up our manufacturing capabilities;

  •
  meeting regulatory requirements, including obtaining necessary regulatory clearances or approvals;

  •
  filing, prosecuting, defending and enforcing patent claims and litigation; and

  •
  the scope and results of our future preclinical studies and clinical trials, if any.

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

    We expect to encounter intense competition from a number of companies that offer products in our targeted application areas. We anticipate that our competitors in these areas will include:

  •
  health care and other companies that manufacture laboratory-based tests and analyzers;

  •
  diagnostic and pharmaceutical companies; and

  •
  companies developing drug discovery technologies.

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

    Our commercial success also depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technologies and products. Besides the patent involved in litigation with Motorola, MIT and Genometrix, and CombiMatrix and Dr. Montgomery described below, we are aware of other third-party patents that may relate to our technology. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. We may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners may not prevail in an action and any license required under a patent may not be made available on commercially acceptable terms, or at all.

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

    In April 2000, we filed a complaint for declaratory judgment against Motorola, Beckman and MIT in the United States District Court for the Southern District of California. Prior to the filing of the complaint, the parties had been involved in licensing discussions concerning U.S. Patent No. 5,693,939 entitled "Optical and Electrical Methods and Apparatus For Molecule Detection" (the "939 patent") which was licensed by MIT to Beckman in 1993 and to Genometrix, Inc. or Genometrix in 1994. Genometrix subsequently granted its sublicensing rights to Motorola in 1999. The inventions claimed in the "939 patent were made with United States government funding through a grant from the Department of the Air Force. The complaint seeks, among other things, a declaration that we are entitled to a license to the government funded "939 patent and, in the event we proceed to take a license, that we are not required to obtain a license from both Motorola and Beckman. Alternatively, the complaint seeks a declaratory judgment that the claims of the "939 patent are invalid and not infringed by us.

    In May 2000, we reached a settlement with Beckman and dismissed Beckman from the lawsuit without prejudice. In connection with the settlement, we secured a license to the "939 patent from Beckman.

    The action continues against Motorola and MIT. Motorola filed a counterclaim against us in May 2000, claiming infringement of the "939 patent and seeking monetary damages and injunctive relief. Motorola's counterclaim asserts that it has exclusive rights to certain claims in the "939 patent. In October 2000, our motion for leave to amend the complaint to add Genometrix as a defendant was granted. Fact discovery was substantially completed in early March 2001. The pretrial conference is currently scheduled for October 2001. No assurance can be given that a license to the "939 patent will be available from Motorola on commercially acceptable terms, or at all, or that we will prevail in the lawsuit. We have expended and will continue to expend considerable financial resources and managerial efforts prosecuting the lawsuit and defending against Motorola's counterclaim, and against Motorola's,

MIT's, and Genometrix's affirmative defenses. We may not prevail in the action, which could have a material adverse effect on us.

    In November 2000, we filed a complaint against CombiMatrix Corp. ("CombiMatrix") and Dr. Donald Montgomery in the United States District Court for the Southern District of California. Dr. Montgomery is a former Nanogen employee now affiliated with CombiMatrix.

    The Nanogen complaint alleges that the naming of Dr. Montgomery as the sole inventor on U.S. Patent No. 6,093,302, entitled "Electrochemical Solid Phase Synthesis" (the "302 patent"), and assignment of the "302 patent to CombiMatrix were incorrect and that the invention was made by Nanogen employees. The Complaint also alleges that inventions disclosed in the patent were Nanogen trade secrets and that CombiMatrix and Dr. Montgomery misappropriated these trade secrets by their actions, including publishing those trade secrets in patent applications. Nanogen's complaint, containing fourteen claims, seeks correction of inventorship, assignment of rights in the patent to Nanogen, an injunction preventing disclosure of trade secrets and damages for trade secret misappropriation.

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

  •
  failure to obtain necessary regulatory approvals or clearances for our products on a timely basis, or at all;

  •
  delays in receipt of or failure to receive approvals or clearances;

  •
  the loss of previously received approvals or clearances;

  •
  limitations on intended uses imposed as a condition of approvals or clearances; or

  •
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

  •
  criminal prosecution, civil penalties, other administrative sanctions, or judicially imposed sanctions such as injunctions;

  •
  recall or seizure of products;

  •
  total or partial suspension of production; and

  •
  failure of the government to grant premarket clearance or premarket approval for devices or withdrawal of marketing clearances or approvals once granted.

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

    We or Hitachi or any of our contract manufacturers could encounter manufacturing difficulties, including:

  •
  the ability to scale up manufacturing capacity;

  •
  production yields;

  •
  quality control and assurance; or

  •
  shortages of components or qualified personnel.

    Our manufacturing facilities and those of Hitachi and any other of our contract manufacturers are or will be subject to periodic regulatory inspections by the FDA and other federal, state and international regulatory agencies and these facilities are or may become subject to Quality System

Regulation, or QSR, requirements of the FDA. If we, Hitachi or our third-party manufacturers, fail to maintain facilities in accordance with QSR regulations, other international quality standards or other regulatory requirements then the manufacture process could be suspended or terminated which would harm us.

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

The increase in the number of our sales and marketing employees may not result in increases in sales or placements of the NanoChip™ System.

    We increased the number of employees in our sales and marketing group from 26 at December 31, 2000 to 31 at March 31, 2001. In addition, in July 2000, we incorporated a subsidiary, Nanogen Europe B.V. in The Netherlands as our European sales office. At March 31, 2001, this office employed seven European-based sales executives and support personnel in the United Kingdom, Germany, The Netherlands and Denmark.

    Developing, training and monitoring this sales and marketing force has required and will further require capital and time expenditures by Nanogen and certain of its employees. The size of our sales and marketing force may not result in increased sales or placements of the NanoChip™ System nor increased product revenues associated with such sales or placements. Nanogen may be required to increase or decrease the size of this sales and marketing force as deemed necessary and such increases or decreases in staff will require additional capital and time expenditures by Nanogen and its employees.

Failure to expand our international sales as we intend would reduce our ability to become profitable.

    We expect that a portion of our sales will be made outside the United States. A successful international effort will require us to develop relationships with international customers and partners. We may not be able to identify, attract or retain suitable international customers and distribution partners. As a result, we may be unsuccessful in our international expansion efforts. Furthermore, expansion into international markets will require us to continue to establish and expand foreign sales and marketing efforts, hire additional sales and marketing personnel and maintain good relations with our foreign customers and distribution partners.

    International operations involve a number of risks not typically present in domestic operations, including:

  •
  currency fluctuation risks;

  •
  changes in regulatory requirements;

  •
  costs and risks of deploying the NanoChip™ System in foreign countries;

  •
  licenses, tariffs and other trade barriers;

  •
  political and economic instability;

  •
  difficulties in staffing and managing foreign offices;

  •
  costs and difficulties in establishing and maintaining foreign distribution partnerships;

  •
  potentially adverse tax consequences;

  •
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

    We may lose money when we exchange foreign currency received from international sales into US dollars. A portion of our business is expected to be conducted in currencies other than the US dollar. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the US dollar and the currencies in which we do business will cause foreign currency transaction gains and losses. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. We currently do not engage in foreign exchange hedging transactions to manage our foreign currency exposure.

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

    Our ability to earn sufficient returns on our products will depend in part on the extent to which reimbursement for our products and related treatments will be available from:

  •
  government health administration authorities;

  •
  private health coverage insurers;

  •
  managed care organizations; and

  •
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

  •
  the results of our premarket studies and clinical trials or those of our collaborators or competitors or for DNA testing in general;

  •
  evidence of the safety or efficacy of our potential products or the products of our competitors;

  •
  the announcement by us or our competitors of technological innovations or new products;

  •
  the announcement by us of acquisitions by customers of our NanoChip™ System or our other products;

  •
  announcements or developments relating to our litigation against Motorola, MIT and Genometrix and to our litigation against Combimatrix and Dr. Montgomery;

  •
  developments concerning our patents or other proprietary rights or those of our competitors, including other litigation or patent office proceedings;

  •
  loss of key personnel or the increase or decrease in size of our sales and marketing staff;

  •
  governmental regulatory actions or the failure to gain necessary clearances or approvals;

  •
  changes or announcements in reimbursement policies;

  •
  developments with our collaborators;

  •
  changes in or announcements relating to acquisition programs for our products, including the expiration or continuation of our development site agreements;

  •
  period-to-period fluctuations in sales and our operating results;

  •
  market conditions for life science stocks in general; and

  •
  changes in estimates of our performance by securities analysts.

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

    The functional currency for our Netherlands subsidiary is the U.S. dollar. In certain instances, our subsidiary conducts its business with customers and vendors in Euros or other in local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European customers and vendors. The net tangible assets of our subsidiary, excluding intercompany balances, is $899,000 at March 31, 2001.

NANOGEN, INC.
PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    Please see discussion of legal proceedings at note 5 in the Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 5. Other Information

    On April 15, 2001, Thomas G. Lynch, Executive Vice President and Chief Financial Officer of Élan Corporation, plc voluntarily resigned from the Board of Directors. On April 26, 2001, Randy White, Ph.D., Executive Vice President Technical Operations and Research and Development at American Medical Laboratories, Inc., was appointed to the Board of Directors. On April 26, 2001, Gerard A. Wills joined the Company as its Vice President, Chief Financial Officer and Treasurer.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1
  Employment Agreement between Kieran Gallahue and Nanogen, Inc., dated January 26, 2001.

  (b)
  Reports on Form 8-K

      No Reports on Form 8-K were filed during the three months ended March 31, 2001.

NANOGEN, INC.
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	May 14, 2001	/s/ HOWARD C. BIRNDORF Howard C. Birndorf Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date	May 14, 2001	/s/ GERARD A. WILLS Gerard A. Wills Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

NANOGEN, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement between Kieran Gallahue and Nanogen, Inc., dated January 26, 2001.

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Loss (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX