Form 10-Q
period 2001-09-30
NANOGEN INC
filed 2001-11-14
CIK 1030339

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-23541

NANOGEN, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0489621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10398 Pacific Center Court, San Diego, CA	92121
(Address of principal executive offices)	(Zip code)

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

YES /x/  NO / /

    As of November 12, 2001, 21,563,444 shares of the Registrant's Common Stock were outstanding.

NANOGEN, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NANOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,249	$55,330
Short-term investments	60,816	39,759
Accounts receivable	3,581	1,322
Inventory	4,212	2,289
Other current assets	2,534	1,689

Total current assets	85,392	100,389
Property and equipment, net	5,556	5,373
Acquired technology rights, net	4,339	5,179
Other assets	1,286	63
Restricted cash	114	164

	$96,687	$111,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$943	$1,223
Accrued liabilities	3,730	4,095
Deferred revenue	681	360
Current portion of capital lease obligations	1,191	2,011

Total current liabilities	6,545	7,689
Capital lease obligations, less current portion	1,720	1,565
Other long-term liabilities	1,669	500

Total long-term liabilities	3,389	2,065
Minority interest in consolidated subsidiary	4,800	—
Stockholders' equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2001 and December 31, 2000	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 21,435,211 and 20,913,151 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	21	21
Additional paid-in capital	197,630	193,459
Accumulated other comprehensive income	1,432	270
Deferred compensation	(199)	(325)
Notes receivable from officers	(970)	(1,099)
Accumulated deficit	(115,961)	(90,912)

Total stockholders' equity	81,953	101,414

	$96,687	$111,168

See accompanying notes.

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues:
Sales	$1,023	$545	$1,554	$709
Sponsored research	1,828	2,565	6,229	6,132
Contract and grant revenue	368	436	1,091	1,370

Total revenues	3,219	3,546	8,874	8,211
Operating expenses:
Cost of sales	727	437	1,127	450
Research and development	4,824	5,445	14,023	14,202
Selling, general and administrative	6,194	4,026	16,386	9,651
Litigation and settlement of patent matter	123	—	6,432	—

Total operating expenses	11,868	9,908	37,968	24,303

Loss from operations	(8,649)	(6,362)	(29,094)	(16,092)
Interest income, net	1,019	1,783	3,437	3,722
Minority interest in loss of consolidated subsidiary	485	—	485	—
Other income	125	—	123	—

Net loss	$(7,020)	$(4,579)	$(25,049)	$(12,370)

Net loss per share—basic and diluted	$(0.33)	$(0.22)	$(1.20)	$(0.62)

Number of shares used in computing net loss per share—basic and diluted	21,206	20,360	20,898	19,797

See accompanying notes.

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2001	2000
Operating activities:
Net loss	$(25,049)	$(12,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock pursuant to settlement of patent matter	2,500	—
Depreciation and amortization	2,516	1,851
Amortization related to short-term investments	(51)	—
Stock based compensation expense	353	915
Interest capitalized on notes receivables from officers	(48)	(44)
Cumulative foreign currency translation gain	21	—
Minority interest in loss of consolidated subsidiary	(485)	—
Gain on sale of short-term investments	(116)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,259)	(1,009)
Inventory	(1,923)	(2,070)
Other assets	(988)	(131)
Accounts payable	(280)	276
Accrued liabilities	(415)	(247)
Deferred revenue	321	(2,793)

Net cash used in operating activities	(25,903)	(15,622)
Investing activities:
Purchase of short-term investments	(23,851)	(8,946)
Proceeds from sale of short-term investments	4,102	—
Purchase of equipment	(55)	—
Purchase of technology rights	—	(5,000)

Net cash used in investing activities	(19,804)	(13,946)
Financing activities:
Principal payments on capital lease obligations	(1,946)	(1,602)
Proceeds from development partner	1,125	500
Proceeds from minority interest shareholder in joint venture	4,794	—
Issuance of common stock, net of repurchases	382	79,028
Note receivable payments from officers	38	184
Reduction of restricted cash balance	50	55

Net cash provided by financing activities	4,443	78,165

Effect of exchange rate changes	183	—

Net (decrease) increase in cash and cash equivalents	(41,081)	48,597
Cash and cash equivalents at beginning of period	55,330	41,021

Cash and cash equivalents at end of period	$14,249	$89,618

Supplemental disclosure of cash flow information:
Interest paid	$258	$311

Supplemental schedule of noncash investing and financing activities:
Equipment acquired under capital leases	$1,283	$622

Unrealized gain on short-term investments	$1,141	$8

Warrant issued for research & development collaboration, net of assets received	$1,507	$—

Payment and cancellation of notes receivable	$139	$24

Payment for services and cancellation of restricted stock	$94	$—

Common stock issued in connection with employee benefit plan, net of forfeitures	$134	$—

See accompanying notes.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2001

1. Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of September 30, 2001, consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2001 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

  Net Loss per Share

    The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period and dilutive common shares outstanding computed using the treasury stock method. Weighted average common shares outstanding during the period does not include shares issued pursuant to the exercise of stock options prior to vesting and shares issued under the Company's 401K benefit plan prior to vesting. Due to the losses incurred by the Company during the three and nine months ended September 30, 2001 and 2000, common stock equivalents resulting from the assumed exercise of outstanding stock options and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

  Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The adoption of these standards is not expected to have a material impact on the Company's results of operations and financial position.

2. Inventory

    Inventory consists of the following (in thousands):

	September 30, 2001	December 31, 2000
Raw materials	$554	$288
Work in process	1,404	491
Finished goods	2,254	1,510

	$4,212	$2,289

    Finished goods include NanoChip® Molecular Biology Workstations ("NanoChip® Workstations") that are installed at customer sites where title has not transferred to the customer.

    The Company's manufacturing agreement with Hitachi, Ltd. ("Hitachi") requires that the Company provide annual purchase commitments to Hitachi for NanoChip® Workstations. As of September 30, 2001, the Company has commitments to purchase approximately $4.0 million in NanoChip® Workstations through March 31, 2002.

3. Comprehensive Loss

    SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net income, comprehensive income (loss) and its components. A summary is as follows:

Consolidated Statements of Comprehensive Loss
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Comprehensive loss:
Net unrealized gain on sale of investments	$549	$8	$1,141	$8
Foreign currency translation gain	21	—	21	—
Net loss	(7,020)	(4,579)	(25,049)	(12,370)

Comprehensive loss	$(6,450)	$(4,571)	$(23,887)	$(12,362)

4. Collaborative Alliances

  Aventis Research and Technologies

    In September 1999, the Company entered into two technology development programs with Aventis Research and Technologies, an affiliate of Hoechst AG ("Aventis"), which focus on the development of gene expression tools utilizing electronic bioarrays and the development of high throughput screening tools for protein kinase analyses. In total, these two programs may provide a maximum of $12.0 million in funding to the Company through December 31, 2001. As of September 30, 2001, the Company had received an aggregate of $9.2 million in funding for these programs, including an up-front initiation fee of $2.0 million that was received in the fourth quarter of 1999.

    Revenue is primarily recognized under these agreements as expenses are incurred, and totaled $1.5 million and $5.4 million for the three and nine months ended September 30, 2001, respectively, and $2.1 million and $5.7 million for the three and nine months ended September 30, 2000, respectively. Funding received in advance of incurred expenses is recorded as deferred revenue until the expenses are incurred. Deferred revenues were $123,000 at December 31, 2000. There were no deferred revenues at September 30, 2001.

    In June 2001, the Company entered into agreements with Aventis to create a new company, Nanogen Recognomics GmbH ("Nanogen Recognomics"). The joint venture was established to develop new products and applications for the NanoChip® System. Nanogen Recognomics is sixty percent owned by the Company and forty percent owned by Aventis and is based in Frankfurt, Germany. Aventis will provide the first $5 million of funding for the operations of the new company and also contributed intellectual property in the form of eighteen patents. The Company is required to spend an aggregate of $5.5 million, at the rate of $1.1 million per year beginning April 1, 2001, for its own general technology development which benefits the commercialization and development of potential joint venture products. In addition, Nanogen Recognomics will own several patent applications filed jointly by the Company and Aventis. The Company has licensed certain aspects of its NanoChip® technology to the new company and will seek to commercialize new products and applications developed by the joint venture. Aventis retains the right to utilize the former Aventis patent portfolio in fields outside of the joint venture. In conjunction with the agreement to form Nanogen Recognomics, the Company issued a warrant to Aventis to purchase 315,863 shares of common stock exercisable through July 17, 2006 at an agreed upon price of $9.828. The value of this warrant, as determined by the Black-Scholes valuation model, equal to $1.2 million, is included in other assets in the accompanying consolidated financial statements and will be amortized over a two and a half year period.

    The results of operations for Recognomics are fully consolidated in the financial statements included herein. Total operating costs of Recognomics are reflected in research and development expenses and totaled $547,000 for the three and nine months ended September 30, 2001.

Hitachi, Ltd.

    In July 2000, the Company executed a ten-year agreement with Hitachi, Ltd., Nissei Sangyo Co. Ltd. and Hitachi Instruments Service Co. Ltd. of Japan (collectively, "Hitachi") to develop, manufacture and distribute additional potential products based on the parties' proprietary technologies, potentially including, among other things, reduced-size instruments for genetic testing, integrated amplification and point-of-care detection. The agreement provides that the parties will jointly determine which projects to prioritize over the term of the agreement. The agreement may be terminated before its expiration by either party, subject to various restrictions. Pursuant to the terms of the agreement, Hitachi and the Company each may contribute up to $28.5 million in cash over the ten-year period. The agreement requires that 50% of the total contributions made by Hitachi be repaid by applying a percentage to the Company's gross NanoChip® Cartridge sales until the liability is paid in full. This obligation is non-interest bearing and is not collateralized by any assets held by the Company. The total amount due to Hitachi at September 30, 2001 was $1.6 million. In addition, Hitachi made an equity investment in the Company by purchasing 74,590 shares of the Company's common stock worth approximately $2.0 million pursuant to a private sale by the Company based at a per share price of $26.813 (the fair market value as of the signing date of the Hitachi agreement). The agreement expands on the agreement executed by the Company and Hitachi in January 2000. Hitachi has the right to be the exclusive distributor of collaboration products in Japan and, based upon the attainment of minimum sales targets to be mutually agreed upon, in other Asian countries. The Company retains the exclusive right to distribute collaboration products outside of these countries. The agreement is non-exclusive and excludes some clinical markets.

5. Litigation

    In July 2001, the Company entered into a settlement agreement with Motorola, Genometrix, and MIT concluding the declaratory judgment action by the Company against Motorola, Genometrix and MIT and Motorola's counterclaim against the Company. In connection with the settlement, the Company has secured a license from Motorola to certain claims of the '939 Patent. In exchange, the Company made a one-time payment of $2.5 million in cash and issued 416,666 shares of the Company's common stock (valued at approximately $2.5 million based upon a per share price of $6.00, the fair market value on the date of settlement) to the parties involved. The settlement does not include any cross-licensing provisions of the Company's technology to Motorola, Genometrix or MIT. The lawsuit and the counterclaim have now been dismissed.

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

    In December 2000, CombiMatrix and Dr. Montgomery filed a motion to dismiss the Company's complaint. In January 2001, the motion was denied as to all claims except a claim for conversion, as to which the motion was granted without prejudice. The Company elected not to amend its complaint as to the conversion claim. On March 9, 2001, CombiMatrix and Dr. Montgomery answered the Company's complaint, asserted various affirmative defenses and filed a counterclaim for breach of contract against the Company for unspecified damages allegedly arising from the filing of the complaint at a time when CombiMatrix had announced its intent to make an initial public offering of its shares. The counterclaim asserts that the Company, by filing its complaint, breached a settlement agreement entered into between the Company and Dr. Montgomery in 1995. On May 14, 2001, the Company filed a motion to dismiss CombiMatrix's counterclaim, which was denied on July 27, 2001. Discovery is currently ongoing.

    No assurances can be given that the Company will prevail in the lawsuit or that it can successfully defend itself against the counterclaim. The Company is expending considerable financial resources and managerial efforts prosecuting the lawsuit and defending against Dr. Montgomery's and CombiMatrix's counterclaim. The Company may not prevail in the action, which could have a material adverse effect on the Company.

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

Overview

    We integrate advanced microelectronics and molecular biology into a core technology platform with potentially broad and diverse commercial applications in the fields of genomics, biomedical research, medical diagnostics, drug discovery, forensics, agriculture, environmental testing, biowarfare, human identification and potentially the electronics and telecommunications industries. The first application we have developed, the NanoChip® System, is an integrated bioassay system consisting of the NanoChip® Molecular Biology Workstation and the NanoChip® Cartridge. The NanoChip® Workstation is comprised of two automated instruments and the NanoChip® Cartridge, a consumable cartridge, which incorporates a proprietary microchip. The NanoChip® System provides a flexible tool for the rapid identification and precision analysis of biological test samples containing charged molecules.

    Since commencing operations in 1993, we have applied substantially all of our resources to our research and development programs, and, since early 2000, to our commercial launch of the NanoChip® System. We have incurred losses since inception and, as of September 30, 2001, had an accumulated deficit of $116.0 million. We expect to incur significant losses over at least the next several years as we continue our research and product development efforts and attempt to further commercialize our products.

    We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, the achievement of milestones under our collaborative agreements, whether and when new products are successfully developed and introduced by us or our competitors, market acceptance of the NanoChip® System and potential products under development, and the type of acquisition program our potential customers choose. Payments under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Results of Operations

    Revenues.  For the three and nine months ended September 30, 2001 sales totaled $1.0 million and $1.6 million, respectively, compared to $545,000 and $709,000 for the three and nine months ended September 30, 2000, respectively. Sales revenue during the three and nine months ended September 30, 2001 includes the sale of seven and ten NanoChip® Molecular Biology Workstations, respectively, through outright sales transactions where the title of the instrument passed to the customer as well as sales of NanoChip® Cartridges. Sales revenue for the three and nine months ended September 30, 2000 was comprised of the sale of five and six NanoChip® Molecular Biology Workstations, respectively, as well as sales of NanoChip® Cartridges. We offer our products to customers under several different types of acquisition programs, some of which do not pass title to the customer, and for which no revenue is recorded at the time of delivery. In these cases, revenue, if any, will be recorded ratably over the rental period. Our sales revenue may vary from quarter to quarter due to, among other things, the types of acquisition programs our potential customers may choose.

    For the three and nine months ended September 30, 2001 revenues from sponsored research totaled $1.8 million and $6.2 million, respectively, compared to $2.6 million and $6.1 million for the three and nine months ended September 30, 2000, respectively. Revenues are primarily recorded under these arrangements as expenses are incurred. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. Sponsored research revenue recognized during the three and nine months ended September 30, 2001, was primarily earned in connection with our technology development programs under our research and development agreement entered into in September 1999 with Aventis and our development program entered into in July 2000 with Hitachi. Additionally, sponsored research revenue recognized during the nine months ended September 30, 2001 includes the sale of two NanoChip® Workstations funded under one of the Aventis research programs. Sponsored research revenue recognized during the three and nine months ended September 30, 2000, was earned in connection with the research and development agreements entered into in December 1998 and September 1999 with Aventis and includes the sale of one NanoChip® Workstations funded under one of the Aventis research programs.

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

    Gross Margins.  Gross margins for the three and nine months ended September 30, 2001 were 28.9% and 27.5%, respectively, and were impacted by the sale of NanoChip® Workstations to distributors at a discount from list price. In addition, gross margins during these periods in 2001 were impacted by underabsorbed overhead costs due to underutilized capacity. As we are still in the early stages of our first product launch, we expect to continue to incur significant costs associated with excess production capacity during 2001. For the three months ended September 30, 2000, gross margin was 19.8% and was unfavorably impacted by sales to certain customers under various discount programs. During the nine months ended September 30, 2000 our gross margin was 36.5% and was favorably impacted by the sale of one NanoChip® Workstation for which the cost had been recognized as research and development expense in a prior period as the Workstation was a prototype unit.

    Research and Development Expenses.  For the three and nine months ended September 30, 2001, research and development expenses totaled $4.8 million and $14.0 million, respectively, compared to $5.4 million and $14.2 million for the three and nine months ended September 30, 2000, respectively. During these periods, research and development expenses included salaries for scientific, engineering and operations personnel, costs associated with improving and refining our current products as well as development of potential new products, protocols, lab supplies, consulting, travel, facilities, and other expenditures associated with our research and product development activities. We anticipate that we will continue to invest in research and product development at approximately this same level for the foreseeable future.

    Selling, General and Administrative Expenses.  For the three and nine months ended September 30, 2001, selling, general and administrative expenses totaled $6.2 million and $16.4 million, respectively, compared to $4.0 million and $9.7 million for the three and nine months ended September 30, 2000, respectively. The increase is primarily due to costs associated with the expansion, development and support of our sales and marketing organization. In addition, during the three months ended September 30, 2001, we recorded a provision of $918,000 for inventory used in sales and marketing activities. With the exception of the expense related to this provision, selling, general and administrative expenses are expected to continue at the current level for the foreseeable future as we continue to market and sell our current products.

    Litigation and Settlement of Patent Matter.  For the three and nine months ended September 30, 2001, litigation and settlement of a patent matter totaled $123,000 and $6.4 million, respectively. For the three and nine months ended September 30, 2000, we did not incur significant costs related to the settlement of this patent matter. Costs incurred during the three and nine month period ended September 30, 2001 primarily consist of the settlement fee of $5.0 million in addition to legal fees incurred related to the litigation process. In July 2001, a settlement agreement was reached with Motorola, Inc., Genometrix, Inc. and the Massachusetts Institute of Technology concluding the declaratory judgment action by us against Motorola, Genometrix and MIT as well as Motorola's counterclaim against us. In connection with the settlement, we paid a total of $5.0 million to the parties in the form of $2.5 million in cash and 416,666 shares of our common stock (valued at approximately $2.5 million based upon a per share price of $6.00, the fair market value on the date of settlement).

    Interest Income, Net.  For the three and nine months ended September 30, 2001, net interest income totaled $1.0 million and $3.4 million, respectively, compared to $1.8 million and $3.7 million for the three and nine months ended September 30, 2000, respectively. The decrease in net interest income is a result of lower average cash balances as well as lower yields on outstanding cash balances during the three months ended September 30, 2001 compared to the same period in 2000.

    Minority Interest in Loss of Consolidated Subsidiary.  For the three and nine months ended September 30, 2001 minority interest in consolidated subsidiary totaled $485,000. The net loss primarily consists of salaries for scientific and engineering personnel and other costs associated with the development of new products and applications for the NanoChip® System incurred by Nanogen Recognomics, our joint venture with Aventis. Operating costs incurred by Nanogen Recognomics are funded by Aventis and are reflected in research and development expenses in the consolidated financial statements included herein.

Liquidity and Capital Resources

    At September 30, 2001, we had $75.1 million in cash, cash equivalents and short-term investments, compared to $95.1 million at December 31, 2000. The decrease is primarily due to cash used in operations during the nine months ended September 30, 2001.

    Net cash used in operating activities was $25.9 million and $15.6 million for the nine months ended September 30, 2001 and 2000, respectively. Cash used for operations during the nine months ended September 30, 2001 was primarily related to costs associated with our expanded sales and marketing organization as the launch of our initial products progresses, $1.4 million in patent litigation fees, legal fees related to establishing, maintaining and defending our intellectual property portfolio, and supporting our continued research and development efforts. In addition, our accounts receivable balance increased by $2.3 million primarily as a result of product and sponsored research revenue recorded during the three months ended September 30, 2001. During the nine months ended September 30, 2001, our inventory balance increased by $1.9 million primarily due to scheduled purchases of NanoChip® Molecular Biology Workstations under our manufacturing arrangement with Hitachi, Ltd. ("Hitachi").

    Net cash provided by financing activities was $4.4 million and $78.2 million for the nine months ended September 30, 2001 and 2000, respectively. Cash provided by financing activities during the nine months ended September 30, 2001 was primarily related to proceeds received from Aventis for the operations of our newly formed joint venture, Nanogen Recognomics, totaling $4.8 million. In addition, $1.1 million in proceeds were received in connection with our development program entered into in July 2000 with Hitachi offset by cash used for payments on our capital leases. Cash provided by financing activities during the nine months ended September 30, 2000 was primarily due to our follow-on public offering of common stock in March 2000 generating net proceeds of $76.5 million.

    We fund most of our equipment acquisitions and leasehold improvements through capital leasing facilities. During the first nine months of 2001, we financed approximately $1.3 million of capital equipment, compared to approximately $622,000 during the same period in 2000. We anticipate that we will continue to use capital equipment leasing or debt facilities to fund most of our equipment acquisitions and leasehold improvements.

    Our manufacturing agreement with Hitachi, Ltd. requires that we provide annual purchase commitments to Hitachi for NanoChip® Molecular Biology Workstations. As of September 30, 2001, we have commitments to purchase approximately $4.0 million in NanoChip® Workstations through March 31, 2002.

    We expect that our existing capital resources, combined with anticipated revenues from potential product sales, reagent rentals, leases or other types of acquisition programs for the NanoChip® System, sponsored research agreements and contracts and grants will be sufficient to support our planned operations through at least the next two years. This estimate of the period for which we expect our available sources of liquidity to be sufficient to meet our capital requirements is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. Our future liquidity and capital funding requirements will depend on numerous factors including, but not limited to, the extent to which our products are successfully developed and gain market acceptance, the timing of regulatory actions regarding our potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to our business and any litigation related thereto, the results of clinical trials, competitive developments, and our ability to maintain existing collaborations and to enter into additional collaborative arrangements. We have incurred negative cash flow from operations since inception and do not expect to generate positive cash flow to fund our operations for at least the next two years. We may need to raise additional capital to fund our research and development programs, to scale up manufacturing activities and expand our sales and marketing efforts to support the commercialization of our other products or applications under development. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

Factors that May Affect Results

Our products may not be successfully developed or commercialized, which would harm us and force us to curtail or cease operations.

    We are at an early stage of development. We currently have only two products for sale, our NanoChip® Molecular Biology Workstation and our NanoChip® Cartridge. All of our other potential products are under development. Our NanoChip® System or our other products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

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

    We currently have agreements with Aventis, Becton Dickinson and Hitachi that contemplate the commercialization of products resulting from the agreements between the parties. In addition, we have a manufacturing and distribution agreement with Hitachi. In June 2001 we also entered into a joint venture, Nanogen Recognomics GmbH, with Aventis Research and Technologies & Co. KG, in which we own 60% of the stock of Nanogen Recognomics and Aventis R&T owns the remaining 40%. Nanogen Recognomics seeks to combine our NanoChip® technology and Aventis R & T's intellectual property and expertise in synthetic oligonucleotide chemistry and advanced molecular biology to develop new products and applications for the NanoChip® System. These collaborations may not be successful.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

    We began selling our first two products in the second quarter of 2000, but we did not sell significant quantities of our first products during fiscal 2000 or during the nine months ended September 30, 2001. From our inception to September 30, 2001, we have incurred cumulative net losses totaling approximately $116.0 million. Moreover, our negative cash flow and losses from operations will continue to increase for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant. The amount and timing of product revenue recognition may depend on whether potential customers for the NanoChip® System choose to enter into title transfer or non-title transfer transactions.

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

    In July 2001, we entered into a settlement agreement with Motorola, Genometrix and MIT concluding the declaratory judgment action by us against Motorola, Genometrix and MIT and Motorola's counterclaim against us. In connection with the settlement, we have secured a license from Motorola to certain claims of the '939 Patent. In exchange, Nanogen paid the parties involved a total of $2.5 million in cash and $2.5 million in Nanogen common stock (equal to 416,666 shares based upon a per share price of $6.00, the fair market value on the date of settlement). The settlement does not include any cross-licensing provisions of Nanogen technology to Motorola, Genometrix or MIT. Nanogen's lawsuit and Motorola's counterclaim have now been dismissed.

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

    In December 2000, CombiMatrix and Dr. Montgomery filed a motion to dismiss Nanogen's complaint. In January 2001, the motion was denied as to all claims except a claim for conversion, as to which the motion was granted without prejudice. We elected not to amend our complaint as to the conversion claim. On March 9, 2001, CombiMatrix and Dr. Montgomery answered Nanogen's complaint, asserted various affirmative defenses and filed a counterclaim for breach of contract against Nanogen for unspecified damages allegedly arising from the filing of the complaint at a time when CombiMatrix had announced its intent to make an initial public offering of its shares. The counterclaim asserts that Nanogen, by filing its complaint, breached a settlement agreement entered into between Nanogen and Dr. Montgomery in 1995. On May 14, 2001, Nanogen filed a motion to dismiss CombiMatrix's counterclaim, which was denied on July 27, 2001. Discovery is currently ongoing.

    No assurances can be given that we will prevail in the lawsuit or that we can successfully defend ourselves against the counterclaim. We are expending considerable financial resources and managerial efforts prosecuting the lawsuit and defending against Dr. Montgomery's and CombiMatrix's counterclaim. We may not prevail in the action, which could have a material adverse effect on us.

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

    We have signed an exclusive manufacturing agreement with Hitachi to manufacture our NanoChip® Workstation and a collaboration agreement to exclusively manufacture certain of our other products to be developed, subject to certain terms and conditions in each agreement. We have retained exclusive rights pursuant to each agreement to manufacture the NanoChip® cartridges. Pursuant to the manufacturing agreement and the collaboration agreement, each party is obligated to provide the other with certain notice periods if such party determines to curtail or terminate the manufacturing relationship. Nevertheless, while alternative manufacturers of our Workstation and other products currently exist, a lengthy process would be required to negotiate and begin work under a manufacturing agreement with a new manufacturer which could disrupt our manufacturing process and harm our business.

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

The number of our sales and marketing employees may not result in corresponding numbers of sales or placements of the NanoChip® System.

    At September 30, 2001, we had 29 employees in our sales and marketing group. In addition, in July 2000, we incorporated a subsidiary, Nanogen Europe B.V. in The Netherlands as our European sales office. At September 30, 2001, this office employed 7 European-based sales executives and support personnel in the United Kingdom, Germany, The Netherlands and Denmark.

    Developing, training and monitoring this sales and marketing force has required and will further require capital and time expenditures by Nanogen and certain of its employees. The size of our sales and marketing force may not result in corresponding numbers of sales or placements of the NanoChip® System nor increased product revenues associated with such sales or placements. Nanogen may be required to increase or decrease the size of this sales and marketing force as deemed necessary and such increases or decreases in staff will require additional capital and time expenditures by Nanogen and its employees.

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

    International operations involve a number of risks not typically present in domestic operations, including:

  •
  currency fluctuation risks;

  •
  changes in regulatory requirements;

  •
  costs and risks of deploying the NanoChip® System in foreign countries;

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

    We have experienced growth in the number of our employees and the scope of our operating and financial systems since December 31, 2000. This growth has resulted in an increase in responsibilities for both existing and new management personnel. Our ability to manage this growth effectively will require us to continue to implement and improve our operational, financial and management information systems and to recruit, train, motivate and manage our employees. We may not be able to manage such growth and expansion, which would impair our business.

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

  •
  the announcement by us of acquisitions by customers of our NanoChip® System or our other products;

  •
  announcements by us of government grants or contracts;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Short-term investments.  We invest our excess cash in short-term, interest-bearing investment-grade securities that primarily are held for the duration of the term of the respective instrument. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

    Foreign currency rate fluctuations.  The functional currency for our Netherlands and German subsidiaries is the U.S. dollar and euro, respectively. The German subsidiary's accounts are translated from the euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded in accumulated other comprehensive income in the consolidated financial statements included herein. In certain instances, our subsidiaries conduct business with customers and vendors in euros or in other local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European customers and vendors. The net tangible assets of our subsidiaries, excluding intercompany balances, is $6.4 million at September 30, 2001.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    Please see discussion of legal proceedings at note 5 in the Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

3.(ii)1	Amended and Restated Bylaws of Nanogen, Inc.
10.1	Second Amendment to Employment Agreement between Michael D. Moore and Nanogen, Inc., dated July 1, 2001
10.2	Amended and Restated Employment Agreement between Howard C. Birndorf and Nanogen, Inc., dated as of June 3, 2001
10.3	Amended and Restated Employment Agreement between Kieran T. Gallahue and Nanogen, Inc., dated as of April 27, 2001
10.4	Amended and Restated Employment Agreement between Vera P. Pardee, Esq. and Nanogen, Inc., dated as of April 27, 2001
10.5	Amended and Restated Employment Agreement between Gerard A. Wills and Nanogen, Inc., dated as of April 27, 2001
10.6(+)	Settlement Agreement between Motorola, Inc., Genometrix, Inc., the Massachusetts Institute of Technology and Nanogen, Inc., dated July 20, 2001
10.7	Nanogen, Inc. 1997 Stock Incentive Plan, as amended

(+)
Confidential treatment has been requested for certain portions of this agreement.

    (b)  Reports on Form 8-K

    On July 24, 2001, the Company filed an 8-K to report that the Company entered into a settlement agreement with Motorola, Inc. Genometrix, Inc. and the Massachusetts Institute of Technology ("MIT") on July 20, 2001 concluding the declaratory judgement action by Nanogen against Motorola, Genometrix, and MIT and Motorola's counterclaim against Nanogen. In connection with the settlement, the Company secured a license from Motorola to certain claims of the '939 Patent. In exchange, the Company made a one-time payment of $2.5 million in cash and issued 416,666 shares of the Company's common stock (valued at approximately $2.5 million based upon a per share price of $6.00, the fair market value on the date of settlement) to the parties involved. The settlement does not include any cross-licensing provisions of the Company's technology to Motorola, Genometrix or MIT. The lawsuit and the counterclaim have now been dismissed.

NANOGEN, INC.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOGEN, INC.
Date	November 13, 2001	/s/ Howard C. Birndorf Howard C. Birndorf Executive Chairman (Principal Executive Officer)
Date	November 13, 2001	/s/ Gerard A. Wills Gerard A. Wills Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

NANOGEN, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.(ii)1	Amended and Restated Bylaws of Nanogen, Inc.
10.1	Second Amendment to Employment Agreement between Michael D. Moore and Nanogen, Inc., dated July 1, 2001
10.2	Amended and Restated Employment Agreement between Howard C. Birndorf and Nanogen, Inc., dated as of June 3, 2001
10.3	Amended and Restated Employment Agreement between Kieran T. Gallahue and Nanogen, Inc., dated as of April 27, 2001
10.4	Amended and Restated Employment Agreement between Vera P. Pardee, Esq. and Nanogen, Inc., dated as of April 27, 2001
10.5	Amended and Restated Employment Agreement between Gerard A. Wills and Nanogen, Inc., dated as of April 27, 2001
10.6(+)	Settlement Agreement between Motorola, Inc., Genometrix, Inc., the Massachusetts Institute of Technology and Nanogen, Inc., dated July 20, 2001
10.7	Nanogen, Inc. 1997 Stock Incentive Plan, as amended

(+)
Confidential treatment has been requested for certain portions of this agreement.

QuickLinks

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