Form 10-Q
period 2002-03-31
NANOGEN INC
filed 2002-05-14
CIK 1030339

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒    No ☐

        As of May 13, 2002, 21,656,172 shares of the Registrant's Common Stock were outstanding.

NANOGEN, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NANOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,126	$10,455
Short-term investments	52,393	57,069
Receivables, net	2,285	4,380
Inventories, net	5,879	4,688
Other current assets	1,656	2,473

Total current assets	69,339	79,065
Property and equipment, net	4,914	5,386
Acquired technology rights, net	4,327	4,183
Other assets, net	1,147	1,158
Restricted cash	299	299

	$80,026	$90,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$835	$1,051
Accrued liabilities	3,953	4,916
Deferred revenue	458	522
Current portion of capital lease obligations	963	1,060

Total current liabilities	6,209	7,549
Capital lease obligations, less current portion	1,433	1,755
Other long-term liabilities	1,659	1,675

Total long-term liabilities	3,092	3,430
Minority interest in consolidated subsidiary	3,401	4,183
Stockholders' equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2002 and December 31, 2001	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 21,653,015 and 21,616,172 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	22	22
Additional paid-in capital	198,563	198,387
Accumulated other comprehensive income	901	1,253
Deferred compensation	(219)	(336)
Notes receivable from officers	(998)	(984)
Accumulated deficit	(130,945)	(123,413)

Total stockholders' equity	67,324	74,929

	$80,026	$90,091

See accompanying notes.

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2002	2001
Revenues:
Sales	$812	$229
Sponsored research	313	2,346
Contract and grant	408	364

Total revenues	1,533	2,939
Operating expenses:
Cost of sales	557	170
Research and development	4,280	4,786
Selling, general and administrative	4,972	4,784
Litigation and settlement of patent matter	—	798

Total operating expenses	9,809	10,538

Loss from operations	(8,276)	(7,599)
Interest income, net	729	1,320
Other income	15	—

Net loss	$(7,532)	$(6,279)

Net loss per share—basic and diluted	$(0.35)	$(0.30)

Number of shares used in computing net loss per share—basic and diluted	21,620	20,655

See accompanying notes.

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2002	2001
Operating activities:
Net loss	$(7,532)	$(6,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	961	767
Amortization (accretion) related to short-term investments	4	(19)
Stock based compensation expense	22	157
Interest capitalized on notes receivables from officers	(14)	(14)
Minority interest in loss of consolidated subsidiary	(561)	—
Gain on sale of short-term investments	(18)	—
Changes in operating assets and liabilities:
Receivables	2,095	45
Inventories	(1,191)	(1,182)
Other assets	707	(380)
Accounts payable	(216)	(233)
Accrued liabilities	(1,114)	(787)
Deferred revenue	(64)	(201)

Net cash used in operating activities	(6,921)	(8,126)
Investing activities:
Purchase of short-term investments	(4,321)	(10,552)
Proceeds from sale and maturities of short-term investments	8,511	—
Purchase of equipment	(60)	(5)
Purchase of technology rights	(225)	—

Net cash provided by (used in) investing activities	3,905	(10,557)
Financing activities:
Principal payments on capital lease obligations, net	(443)	(349)
Issuance of common stock, net of repurchases	201	129

Net cash used in financing activities	(242)	(220)

Effect of exchange rate changes	(71)	—

Net decrease in cash and cash equivalents	(3,329)	(18,903)
Cash and cash equivalents at beginning of period	10,455	55,330

Cash and cash equivalents at end of period	$7,126	$36,427

Supplemental disclosure of cash flow information:
Interest paid	$39	$95

Supplemental schedule of noncash investing and financing activities:
Equipment acquired under capital leases	$2	$457

Unrealized gain (loss) on short-term investments	$(500)	$556

Accrued fee for purchase of technology rights	$225	$—

Common stock issued in connection with employee benefit plan, net of forfeitures	$95	$334

See accompanying notes.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

March 31, 2002

1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of March 31, 2002, consolidated statements of operations for the three months ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2002 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Nanogen, Inc. Form 10-K, filed with the Securities and Exchange Commission.

  Net Loss per Share

        The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period and dilutive common shares outstanding computed using the treasury stock method. Weighted average common shares outstanding during the period does not include shares issued pursuant to the exercise of stock options prior to vesting and shares issued under the Company's 401K benefit plan prior to vesting. Due to the losses incurred by the Company during the three months ended March 31, 2002 and 2001, common stock equivalents resulting from the assumed exercise of outstanding stock options and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

  Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under

FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The adoption of these standards did not result in a material impact on the Company's results of operations and financial position.

        In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 replaces FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, "Reporting The Results of Operations—Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions." FAS 144 also resolves significant implementation issues related to FAS 121. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The adoption of these standards did not have a material impact on the Company's results of operations and financial position.

2. Inventories

        Inventories consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$984	$796
Work in process	1,885	1,436
Finished goods	4,824	3,956

	7,693	6,188
Reserve for obsolescence	(1,814)	(1,500)

	$5,879	$4,688

        Finished goods includes $2.7 million and $2.0 million of NanoChip® Molecular Biology Workstations ("NanoChip® Workstations") at March 31, 2002 and December 31, 2001, respectively, that are installed at customer sites where title has not transferred to the customer.

        The Company's manufacturing agreement with Hitachi, Ltd. ("Hitachi") requires that the Company provide annual purchase commitments to Hitachi for NanoChip® Workstations. As of March 31, 2002, the Company has commitments to purchase approximately $3.1 million in NanoChip® Workstations through March 31, 2003.

3. Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net income (loss), comprehensive income (loss) and its components. A summary is as follows (in thousands):

	Three months ended March 31,
	2002	2001
Comprehensive loss:
Net unrealized gain (loss) on sale of investments	$(500)	$556
Cumulative currency translation adjustment	147	—
Net loss	(7,532)	(6,279)

Comprehensive loss	$(7,885)	$(5,723)

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

        In July 2000, the Company executed a ten-year agreement with Hitachi, Ltd., Nissei Sangyo Co. Ltd. and Hitachi Instruments Service Co. Ltd. of Japan (collectively, "Hitachi") to develop, manufacture and distribute additional potential products based on the parties' proprietary technologies, potentially including, among other things, reduced-size instruments for genetic testing, integrated amplification and point-of-care detection. The agreement provides that the parties will jointly determine which projects to prioritize over the term of the agreement. The agreement may be terminated before its expiration by either party, subject to certain restrictions. Pursuant to the terms of the agreement, Hitachi and the Company each may contribute up to $28.5 million in cash over the ten-year period. At a minimum the Company is required to contribute on an annual basis funding for its own general technology development in an amount equal to or greater than payments made by Hitachi. In addition, the Company is liable to repay fifty percent of all funding provided by Hitachi over an indefinite period of time. Payment amounts are determined as a percentage of the Company's gross NanoChip® Cartridge sales until the liability is paid in full. Furthermore, Hitachi made an equity investment in the Company by purchasing 74,590 shares of the Company's common stock worth approximately $2.0 million pursuant to a private sale by the Company based on a per share price of $26.813 (the fair market value as of the signing date of the Hitachi agreement). Hitachi has the right to be the exclusive distributor of collaboration products in Japan and, based upon the attainment of minimum sales targets to be mutually agreed upon, in other Asian countries. The Company retains the exclusive right to distribute collaboration products outside of these countries.

        Sponsored research revenue recognized under this agreement totaled $313,000 and $250,000 for the three months ended March 31, 2002 and 2001, respectively. The amount owed to Hitachi for proceeds received under this agreement was $1.6 million at March 31, 2002 and December 31, 2001.

  Aventis Research and Technologies

        In September 1999, the Company entered into two technology development programs with Aventis Research and Technologies, an affiliate of Hoechst AG ("Aventis"), which focused on the development of gene expression tools utilizing electronic bioarrays and the development of high throughput screening tools for kinase analyses. In total, the two programs provided $11.9 million in funding to the Company through December 31, 2001. Under these programs, the Company demonstrated quantitative, multiplexed and reliable gene expression monitoring on a Nanogen electronic microarray system. Additionally, the Company delivered an electronic hybridization-based gene expression prototype detection system as well as a prototype system for analyzing protein kinases. This prototype system was sold during the fourth quarter of 2001 to an affiliate of Aventis. All project milestones established under these arrangements were completed as of December 31, 2001 at which time the agreements expired. The Company does not expect to receive additional funding for these projects.

        Revenue is primarily recognized under these agreements as expenses are incurred, and totaled $2.1 million for the three months ended March 31, 2001. No revenue was recognized during 2002 as these projects were complete as of December 31, 2001.

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

        The results of operations for Nanogen Recognomics are fully consolidated in the financial statements included herein, as such, there is no off-balance sheet component. The total operating loss of Nanogen Recognomics is reflected as a reduction of the "minority interest in consolidated subsidiary" liability account and totaled $561,000 and none for the three months ended March 31, 2002 and 2001, respectively.

5. Litigation

        In July 2001, the Company entered into a settlement agreement with Motorola, Genometrix, and MIT concluding the declaratory judgment action by the Company against Motorola, Genometrix and MIT and Motorola's counterclaim against the Company. In connection with the settlement, the Company has secured a license from Motorola to certain claims of the ‘939 Patent. In exchange, the Company made a one-time payment of $2.5 million in cash and issued 416,666 shares of the Company's common stock (valued at approximately $2.5 million based upon a per share price of $6.00, the fair market value on the date of settlement, as determined using the Black-Scholes valuation model) to the parties involved. The settlement does not include any cross-licensing provisions of the Company's technology to Motorola, Genometrix or MIT. The lawsuit and the counterclaim have now been dismissed. For the three months ended March 31, 2001 costs associated with the litigation of the Motorola patent matter totaled $798,000.

        In November 2000, the Company filed a complaint against CombiMatrix Corp. ("CombiMatrix") and Dr. Donald Montgomery in the United States District Court for the Southern District of California. Dr. Montgomery is a former company employee now affiliated with CombiMatrix. The Company's complaint alleges that the naming of Dr. Montgomery as the sole inventor on U.S. Patent No. 6,093,302, entitled "Electrochemical Solid Phase Synthesis" (the "‘302 patent"), and assignment of the ‘302 patent to CombiMatrix were incorrect and that the invention was made by company employees. The complaint also alleges that inventions disclosed in the patent were the Company's trade secrets and that CombiMatrix and Dr. Montgomery misappropriated these trade secrets by their actions, including publishing those trade secrets in patent applications. The Company's complaint seeks correction of inventorship, assignment of rights in the patent to the Company, an injunction preventing disclosure of trade secrets and damages for trade secret misappropriation.

        In December 2000, CombiMatrix and Dr. Montgomery filed a motion to dismiss the Company's complaint. In January 2001, the motion was denied as to all claims except a claim for conversion, as to which the motion was granted without prejudice. The Company elected not to amend its complaint as to the conversion claim. In March 2001, CombiMatrix and Dr. Montgomery answered the Company's complaint, asserted various affirmative defenses and filed a counterclaim for breach of contract against the Company for unspecified damages allegedly arising from the filing of the complaint at a time when CombiMatrix had announced its intent to make an initial public offering of its shares. The counterclaim asserts that the Company, by filing its complaint, breached a settlement agreement entered into between the Company and Dr. Montgomery in 1995. In May 2001, the Company filed a motion to dismiss CombiMatrix's counterclaim, which was denied on July 27, 2001.

        In April 2002, the Company filed a motion for leave to amend its complaint to add a cause of action against Dr. Montgomery for fraudulent inducement to enter into a 1996 settlement agreement with the Company and to add to its claims against CombiMatrix and Dr. Montgomery an additional patent that was recently issued to CombiMatrix. Discovery is currently ongoing.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties that could cause our actual results to vary materially from those reflected in the forward-looking statements. These risks and uncertainties include possible delays in the introduction of new products, customer acceptance of existing products, price competition, the actions of competitors, infringement of intellectual property rights and licenses of the Company or others, the effects of government regulation, both foreign and domestic, availability of funded research and government contracts and grants, preservation of productive relationships with our manufacturer and collaborator Hitachi and our distributors, ability to manage our capital resources and other factors. Words such as "believes," "anticipates," "plans," "estimates," "future," "could," "may," "should," "expect," "envision," "potentially," variations of such words and similar expressions are intended to identify such forward-looking statements. Factors that could cause or contribute to these differences include those discussed below under the caption "Factors that May Affect Results" and elsewhere in this Form 10-Q and which are described in our 10-K for the year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

        Since commencing operations in 1993, we have applied substantially all of our resources to our research and development programs. We have incurred losses since inception and, as of March 31, 2002, had an accumulated deficit of $130.9 million. We expect to continue to incur significant losses over at least the next few years as we attempt to further commercialize our products as well as expand the menu of applications for our current products.

        We introduced our first two products into the marketplace in 2000 and our third product in March 2002. While we recognized revenue from product sales during the years ended December 31, 2001 and 2000, our main sources of revenues during these fiscal years were payments under our sponsored research agreements, contracts and grants. However, during the three months ended March 31, 2002 our revenue base has begun to shift from primarily sponsored research revenues to product revenues. We anticipate that this shift in our revenue base will continue as we introduce new products to the marketplace and our instrument and consumable revenues grow. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, market acceptance of the NanoChip® System and potential products under development, the type of acquisition program our potential customers may choose, whether and when new products, such as an Analyte Specific Reagent ("ASR") for Cystic Fibrosis, expected to be launched by the end of the second quarter of 2002, are successfully developed and introduced by us or our competitors, and the achievement of milestones under our collaborative agreements with Hitachi and various government agencies. The recognition of revenue under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

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

  Inventory

        We reduce the carrying value of our inventory, including NanoChip® Molecular Biology Workstations placed under Development Site arrangements, for estimated obsolescence or non-marketability based upon assumptions about future demand, supply, market conditions and new product introductions. If actual future demand, supply or market conditions are less favorable than those projected by us, additional inventory write-downs may be required. The timing of introduction of new products or new uses for products may also impact the carrying value of inventory.

  Intangible Assets

        We have intangible assets related to acquired technology rights. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

Results of Operations

        Product Revenues.    For the three months ended March 31, 2002 sales totaled $812,000 compared to $229,000 for the three months ended March 31, 2001. Sales revenue during the three months ended March 31, 2002 includes the sale of five NanoChip® Molecular Biology Workstations as well as sales of NanoChip® Cartridges. In addition, we recognized royalty revenue for two NanoChip® Workstations which were sold in Japan by our distributor, Hitachi Ltd. Sales revenue for the three months ended March 31, 2001 was comprised of the sale of one NanoChip® Molecular Biology Workstation as well as sales of NanoChip® Cartridges. All revenue recorded related to sales of our NanoChip® Molecular Biology Workstation resulted from outright sales transactions where title of the instrument passed to the customer. We offer our products to customers under several different types of acquisition programs, some of which pass title of the instrument to the customer and some of which do not pass title to the customer. Our sales revenue may vary from year to year due to, among other things, the types of acquisition programs our potential customers may choose.

        Sponsored Research.    For the three months ended March 31, 2002 revenues from sponsored research totaled $313,000 compared to $2.3 million for the three months ended March 31, 2001. Revenues are primarily recorded under these arrangements as expenses are incurred. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. Sponsored research revenue recognized during the three months ended March 31, 2002, primarily consists of revenue earned in connection with our development agreement entered into in July 2000 with Hitachi. Sponsored research revenue recognized during the three months ended March 31, 2001, was primarily earned in connection with our two technology development programs under our research and development agreement entered into in September 1999 with Aventis, including the sale of a NanoChip® Molecular Biology Workstation to one of these programs, and the development program with Hitachi.

        All project milestones established under the research and development agreement entered into in September 1999 with Aventis were completed as of December 31, 2001 at which time the agreements expired. We do not expect to receive additional funding from Aventis under these programs.

        Contract and Grants.    We fund some of our research and development efforts through contracts and grants awarded by various federal and state agencies. Revenues are recognized under these contracts and grants as expenses are incurred, and totaled $408,000 and $364,000 for the three months ended March 31, 2002 and 2001, respectively.

        Cost of Sales and Gross Margins.    Cost of sales totaled $557,000 for the three months ended March 31, 2002 compared to $170,000 for the three months ended March 31, 2001. Gross margins on sales revenue were 31% and 26% for the three months ended March 31, 2002 and 2001, respectively. Cost of sales during these periods were adversely impacted by underabsorbed overhead costs due to underutilized capacity. The cost per unit of our products remained high, as our volume of production relative to the available capacity remained low. In 2002, cost of sales was further impacted by a reserve for obsolete inventory. As we are still in the early stages of commercialization, we expect to continue to incur significant costs associated with excess production capacity within our manufacturing facility in 2002.

        Research and Development Expenses.    For the three months ended March 31, 2002, research and development expenses totaled $4.3 million compared to $4.8 million for the three months ended March 31, 2001. During these periods, research and development expenses included the cost of salaries and benefits for scientific, engineering and operations personnel, costs associated with improving and refining our current products as well as development of potential new products and protocols, lab supplies, consulting, travel, facilities, and other expenditures associated with our research and product development activities. The decrease in research and development costs for the three months ended March 31, 2002 when compared to the same period in 2001, is primarily a result of reduced expenses due to the completion of our technology development programs with Aventis as of December 31, 2001 as well as a cognizant effort to reduce overall costs. We anticipate that we will continue to invest in research and product development at approximately this same level for the foreseeable future.

        Selling, General and Administrative Expenses.    For the three months ended March 31, 2002, selling, general and administrative expenses totaled $5.0 million compared to $4.8 million for the three months ended March 31, 2001. Selling, general and administrative expenses are expected to continue at the current level for the foreseeable future as we continue to market and sell our current and potential future products.

        Litigation and Settlement of Patent Matter.    For the three months ended March 31, 2002 and 2001, litigation and settlement of a patent matter totaled none and $798,000, respectively. In July 2001, a settlement agreement was reached with Motorola, Inc., Genometrix, Inc. and the Massachusetts Institute of Technology concluding the declaratory judgment action by us against Motorola, Genometrix and MIT as well as Motorola's counterclaim against us. In connection with the settlement, we paid a total of $5.0 million to the parties in the form of $2.5 million in cash and 416,666 shares of our common stock (valued at approximately $2.5 million based upon a per share price of $6.00, the fair market value on the date of settlement). Amounts included for the three months ended March 31, 2001 represent legal fees associated with the settlement. As the events of this transaction concluded during fiscal 2001 there were no costs related to this matter for the three months ended March 31, 2002.

        Interest Income, Net.    For the three months ended March 31, 2002, net interest income totaled $729,000 compared to $1.3 million for the three months ended March 31, 2001. The decrease in net interest income is a result of lower average cash balances as well as lower yields on outstanding cash balances during the three months ended March 31, 2002 compared to the same period in 2001.

Liquidity and Capital Resources

        At March 31, 2002, we had $59.5 million in cash, cash equivalents and short-term investments, compared to $67.5 million at December 31, 2001. The decrease is primarily due to cash used in operations during the three months ended March 31, 2002.

        Net cash used in operating activities was $6.9 million and $8.1 million for the three months ended March 31, 2002 and 2001, respectively. Cash used for operations during the three months ended March 31, 2002 was primarily related to costs associated with support of our sales and marketing organization as we continue to market our existing and potential new products, support of our continuing research and development efforts including development of the Factor V Leiden ASR, the procurement of inventory pursuant to our manufacturing arrangement with Hitachi, Ltd. and legal fees relating to establishing, maintaining and defending our intellectual property portfolio.

        Net cash provided by investing activities was $3.9 million for the three months ended March 31, 2002 compared to cash used by investing activities totaling $10.6 million for the three months ended March 31, 2001. The change in uses of cash in investing activities is primarily a result of our efforts to maximize the yield on our cash balances through the purchases of short-term investments. These securities will mature from time to time or will be sold to fund operating expenses.

        We funded most of our equipment acquisitions and leasehold improvements through capital leasing facilities in previous years and plan to continue this practice in the future. However, as existing financing sources are fully utilized we will cease using debt facilities to fund most of our equipment acquisitions and leasehold improvements until we are able to negotiate new debt facilities under terms which we deem acceptable.

        Our manufacturing agreement with Hitachi, Ltd. requires that we provide annual purchase commitments to Hitachi for NanoChip® Molecular Biology Workstations. As of March 31, 2002, we have commitments to purchase approximately $3.1 million in NanoChip® Workstations through March 31, 2003.

        The Company is a party to Development Site Agreements with various entities whereby the Company may be obligated to pay license fees or royalties for any customer owned or licensed intellectual property used to develop any Nanogen commercial products. None of these agreements individually are considered material.

        We expect that our existing capital resources, combined with anticipated revenues from potential product sales, reagent rentals, leases or other types of acquisition programs for the NanoChip® System, sponsored research agreements, contracts and grants will be sufficient to support our planned operations for approximately two years at our current rate of expenditures. This estimate of the period for which we expect our available sources of liquidity to be sufficient to meet our capital requirements is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. Our future liquidity and capital funding requirements will depend on numerous factors including, but not limited to, commercial success of our products, or lack thereof, of our current products, the extent to which our products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding our potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to our business and any litigation related thereto, the results of clinical trials, competitive developments, and our ability to maintain existing collaborations and to enter into additional collaborative arrangements. We have incurred negative cash flow from operations since inception and do not expect to generate positive cash flow to fund our operations for at least the next several years. We may need to raise additional capital to fund our research and development programs, to scale-up manufacturing activities and expand our sales and marketing efforts to support the commercialization of our products under development. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

Factors That May Affect Results

Our products may not be successfully developed or commercialized, which would harm us and force us to curtail or cease operations.

        We are at an early stage of development. We currently have only three products for sale, our NanoChip® Molecular Biology Workstation, our NanoChip® Cartridge and one Analytic Specific Reagent ("ASR") for Factor V Leiden. All of our other potential products are under development. Our NanoChip® System or our other products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

        We introduced our first two products into the marketplace in 2000 and our third product in March 2002. As of March 31, 2002 we have sold a total of thirty-four NanoChip® Systems. We also place instruments at various customer sites under Development Site Agreements whereby title of the NanoChip® Molecular Biology Workstation does not pass to the customer and therefore no revenue is recognized. As of March 31, 2002, we have not yet recognized any revenue from the sale of the ASR for Factor V Leiden.

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

        We began selling our first two products in the second quarter of 2000 and our third product in March 2002, but we did not sell significant quantities of our first products during fiscal 2000, 2001 or during the three months ended March 31, 2002. From our inception to March 31, 2002, we have incurred cumulative net losses totaling approximately $130.9 million. Moreover, our negative cash flow and losses from operations will continue to increase for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant. The amount and timing of product revenue recognition may depend on whether potential customers for the NanoChip® System choose to enter into title transfer or non-title transfer transactions.

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

        In November 2000, we filed a complaint against CombiMatrix Corp. ("CombiMatrix") and Dr. Donald Montgomery in the United States District Court for the Southern District of California. Dr. Montgomery is a former Nanogen employee now affiliated with CombiMatrix. The Nanogen complaint alleges that the naming of Dr. Montgomery as the sole inventor on U.S. Patent No. 6,093,302, entitled "Electrochemical Solid Phase Synthesis" (the "‘302 patent"), and assignment of the ‘302 patent to CombiMatrix were incorrect and that the invention was made by Nanogen employees. The complaint also alleges that inventions disclosed in the patent were Nanogen trade secrets and that CombiMatrix and Dr. Montgomery misappropriated these trade secrets by their actions, including publishing those trade secrets in patent applications. Nanogen's complaint seeks correction of inventorship, assignment of rights in the patent to Nanogen, an injunction preventing disclosure of trade secrets and damages for trade secret misappropriation.

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

        In April 2002, the Company filed a motion for leave to amend its complaint to add a cause of action against Dr. Montgomery for fraudulent inducement to enter into a 1996 settlement agreement with the Company and to add to its claims against CombiMatrix and Dr. Montgomery an additional patent that was recently issued to CombiMatrix. Discovery is currently ongoing.

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

        Hitachi manufactures our NanoChip® System and we manufacture our NanoChip® Cartridges and Factor V ASR. We and Hitachi rely on subcontractors to manufacture the limited quantities of microchips and other components we require for use by and sale to our customers, as well as for internal and collaborative purposes. Manufacturing, supply and quality control problems may arise as we or Hitachi either alone, together or with subcontractors, attempt to scale up manufacturing procedures. We or Hitachi may not be able to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our products and cause us to fail.

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

We currently rely on one manufacturer of our Workstation, and only we manufacture our NanoChip® Cartridges and Factor V ASR, which may delay the manufacture and shipment of our products to customers.

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

        At March 31, 2002, we had twenty-seven employees in our sales and marketing group. In addition, in July 2000, we incorporated a subsidiary, Nanogen Europe B.V. in The Netherlands as our European sales office. At March 31, 2002, this office employed nine European-based sales executives and support personnel in the United Kingdom, Germany, The Netherlands and Denmark.

        Developing, training and monitoring this sales and marketing force has required and will further require capital and time expenditures by Nanogen and certain of its employees. The size of our sales and marketing force may not result in corresponding numbers of sales or placements of the NanoChip® System nor increased product revenues associated with such sales or placements or our ASR's or other products. Nanogen may be required to increase or decrease the size of this sales and marketing force as deemed necessary and such increases or decreases in staff will require additional capital and time expenditures by Nanogen and its employees.

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

        International operations involve a number of risks not typically present in domestic operations, including:

    •
    currency fluctuation risks;

    •
    changes in regulatory requirements;

    •
    costs and risks of deploying the NanoChip® System, ASR's and other products in foreign countries;

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

        We are highly dependent on the principal members of our scientific, manufacturing, marketing, administrative, management and executive personnel, the loss of whose services might significantly delay or prevent the achievement of our objectives. We face competition from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel. For the years ended December 31, 2001 and 2000 the rates of turnover at all levels of the Company were 31% and 19%, respectively. Turnover at these rates may, and if they continue, adversely affect the Company.

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

    •
    the announcement by us of acquisitions by customers of our NanoChip® System, ASR's or our other products;

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

        Foreign currency rate fluctuations.    The functional currency for our Netherlands and German subsidiaries is the U.S. dollar and euro, respectively. The German subsidiary's accounts are translated from the euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded in accumulated other comprehensive income in the consolidated financial statements included herein. In certain instances, our subsidiaries conduct business with customers and vendors in euros or in other local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European customers and vendors. The net tangible assets of our subsidiaries, excluding intercompany balances, is $1.5 million at March 31, 2002.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        Please see discussion of legal proceedings at note 5 in the Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1
  Indemnification Agreement between the Company and Randy J. Berholtz, dated January 28, 2002

  (b)
  Reports on Form 8-K

    There were no reports on Form 8-K filed during the three months ended March 31, 2002.

NANOGEN, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOGEN, INC.
Date May 13, 2002	/s/ HOWARD C. BIRNDORF Howard C. Birndorf Chairman of the Board and Executive Chairman (Principal Executive Officer)
Date May 13, 2002	/s/ GERARD A. WILLS Gerard A. Wills Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

NANOGEN, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1	Indemnification Agreement between the Company and Randy J. Berholtz, dated January 28, 2002

QuickLinks

NANOGEN, INC. FORM 10-Q INDEX
PART I. FINANCIAL INFORMATION Item 1. Financial Statements
NANOGEN, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
NANOGEN, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share data)
NANOGEN, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
NANOGEN, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) March 31, 2002
PART II—OTHER INFORMATION
NANOGEN, INC. SIGNATURES
NANOGEN, INC. EXHIBIT INDEX