Form 10-Q
period 2002-06-30
NANOGEN INC
filed 2002-08-14
CIK 1030339

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES ☒    NO ☐

        As of August 12, 2002, 21,942,999 shares of the Registrant's Common Stock were outstanding.

NANOGEN, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NANOGEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,089	$10,455
Short-term investments	40,638	57,069
Receivables, net	2,189	4,380
Inventories, net	5,220	4,688
Other current assets	2,266	2,473

Total current assets	61,402	79,065
Property and equipment, net	5,391	5,386
Acquired technology rights, net	5,365	4,183
Other assets, net	1,030	1,158
Restricted cash	114	299

	$73,302	$90,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,073	$1,051
Accrued liabilities	5,056	4,916
Deferred revenue	353	522
Current portion of capital lease obligations	890	1,060

Total current liabilities	7,372	7,549
Capital lease obligations, less current portion	1,256	1,755
Other long-term liabilities	1,662	1,675

Total long-term liabilities	2,918	3,430
Minority interest in consolidated subsidiary	2,990	4,183
Stockholders' equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 21,942,999 and 21,616,172 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	22	22
Additional paid-in capital	199,380	198,387
Accumulated other comprehensive income	1,252	1,253
Deferred compensation	(153)	(336)
Notes receivable from officers	(1,013)	(984)
Accumulated deficit	(139,466)	(123,413)

Total stockholders' equity	60,022	74,929

	$73,302	$90,091

See accompanying notes.

NANOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Sales	$1,104	$302	$1,916	$531
Sponsored research	313	2,055	626	4,401
Contracts and grants	534	358	942	723

Total revenues	1,951	2,715	3,484	5,655
Operating expenses:
Cost of product sales	836	230	1,393	400
Research and development	4,575	4,414	8,855	9,199
Selling, general and administrative	5,744	5,406	10,716	10,192
Litigation and settlement of patent matter	—	5,511	—	6,309

Total operating expenses	11,155	15,561	20,964	26,100

Loss from operations	(9,204)	(12,846)	(17,480)	(20,445)
Interest income, net	556	1,092	1,285	2,418
Other income (loss)	127	4	142	(2)

Net loss	$(8,521)	$(11,750)	$(16,053)	$(18,029)

Net loss per share—basic and diluted	$(0.39)	$(0.56)	$(0.74)	$(0.87)

Number of shares used in computing net loss per share—basic and diluted	21,650	20,847	21,635	20,802

See accompanying notes.

NANOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2002	2001
Operating activities:
Net loss	$(16,053)	$(18,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrual for settlement of litigation	—	5,000
Depreciation and amortization	2,021	1,542
Amortization (accretion) related to short-term investments	18	(35)
Stock-based compensation expense	44	294
Interest capitalized on notes receivables from officers	(29)	(32)
Minority interest in loss of consolidated subsidiary	(983)	—
Gain on sale of short-term investments	(163)	—
Changes in operating assets and liabilities:
Receivables	2,191	(91)
Inventories	(532)	(1,945)
Other assets	95	(1,783)
Accounts payable	21	(601)
Accrued liabilities	(11)	(1,176)
Deferred revenue	(169)	(209)

Net cash used in operating activities	(13,550)	(17,065)
Investing activities:
Purchase of short-term investments	(6,268)	(17,552)
Proceeds from sale and maturities of short-term investments	22,216	—
Purchase of equipment	(955)	(30)
Purchase of technology rights	(812)	—

Net cash provided by (used in) investing activities	14,181	(17,582)
Financing activities:
Principal payments on capital lease obligations, net	(857)	(859)
Issuance of common stock, net of repurchases	311	595
Proceeds from restricted cash balances	185	—

Net cash used in financing activities	(361)	(264)

Effect of exchange rate changes	364	—

Net increase (decrease) in cash and cash equivalents	634	(34,911)
Cash and cash equivalents at beginning of period	10,455	55,330

Cash and cash equivalents at end of period	$11,089	$20,419

Supplemental disclosure of cash flow information:
Interest paid	$92	$198

Supplemental schedule of noncash investing and financing activities:
Equipment acquired under capital leases	$167	$983

Unrealized gain (loss) on short-term investments	$(627)	$592

Accrued fee for purchase of technology rights	$225	$—

Common stock issued in connection with purchase of license rights	$750	$—

Common stock issued in connection with employee benefit plan, net of forfeitures	$101	$144

Options issued to non-employees	$(38)	$—

See accompanying notes.

NANOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2002

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of June 30, 2002, consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2002 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Nanogen, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

  Net Loss per Share

        The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period and dilutive common shares outstanding computed using the treasury stock method. The weighted average common shares outstanding during the period does not include those shares issued pursuant to the exercise of stock options prior to vesting and shares issued under the Company's 401K benefit plan prior to vesting. Due to the losses incurred by the Company during the three and six months ended June 30, 2002 and 2001, common stock equivalents resulting from the assumed exercise of outstanding stock options and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

  Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under

FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 141 and 142 beginning in fiscal 2002. The adoption of these standards did not result in a material impact on the Company's results of operations and financial position.

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

        In June 2002, the Financial Accounting Standards Board issued Statement No. 146, or SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect that the adoption of SFAS No. 146 will have a material impact on the consolidated financial statements.

2.    Inventories

        Inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001
	(unaudited)
Raw materials	$1,252	$796
Work in process	1,110	1,436
Finished goods	4,793	3,956

	7,155	6,188
Reserve for excess and obsolete	(1,935)	(1,500)

	$5,220	$4,688

        Finished goods includes $2.9 million and $2.0 million of NanoChip® Molecular Biology Workstations ("NanoChip® Workstations") at June 30, 2002 and December 31, 2001, respectively, that are installed at customer sites where title has not transferred to the customer. The majority of these instruments are placed at customer sites under Development Site Agreements. Under these arrangements a NanoChip® Workstation is placed at a customer site for a period normally between six and twelve months for the purpose of developing content and optimizing assays which may result in the creation or enhancement of intellectual property that the Company may license in the future. The customer has the option to purchase the NanoChip® Workstation during the period of the arrangement or at its expiration. The Company classifies this inventory as consignment inventory and includes this within finished goods. The Company accrues refurbishment costs for each unit included in consignment inventory for the purpose of resale in the event the unit is returned under this arrangement. In addition, the Company has recorded a reserve related to the older production units which may be deemed obsolete or sold to the customer at a discount due to the depreciation of the unit during the development site period. This reserve totaled $1.4 million and $982,000 at June 30, 2002 and December 31, 2001, respectively.

        The Company's manufacturing agreement with Hitachi, Ltd. ("Hitachi") requires that the Company provide annual purchase commitments to Hitachi for NanoChip® Workstations. As of June 30, 2002, the Company had commitments to purchase approximately $3.1 million in NanoChip® Workstations through March 31, 2003. At June 30, 2002, the inventory under our purchase commitment with Hitachi is within our expected usage levels based upon current and estimated future demands.

3.    Licensed Technology

        The Company has acquired various licenses to technologies which are incorporated into certain of the Company's current products or products under development. The Company capitalizes fees paid in conjunction with the acquisition of these licenses and amortizes them over the expected life of the product. In June 2002, the Company issued 254,151 shares of the Company's common stock valued at $750,000 to a licensor in exchange for license rights. In April 2002, the Company issued a warrant exercisable through April 12, 2007 to purchase 50,000 shares of the Company's common stock at a per share price of $4.10, the fair market value on the effective date of the agreement. The warrant has a term of five years, and was issued in return for license rights.

4.    Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net income (loss), comprehensive income (loss) and its components. A summary is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Comprehensive loss:
Net unrealized gain/(loss)	$(127)	$36	$(627)	$862
Cumulative currency translation adjustment	479	—	626	—
Net loss	(8,521)	(11,750)	(16,053)	(18,029)

Comprehensive loss	$(8,169)	$(11,714)	$(16,054)	$(17,167)

5.    Collaborative Alliances

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

        Hitachi, Ltd. has the right to be the sole distributor of Hitachi, Ltd. produced NanoChip® Molecular Biology Workstations in Japan. Hitachi, Ltd. also has the non-exclusive right to distribute NanoChip® Cartridges in Japan. Under this arrangement, the Company receives a royalty for NanoChip® Molecular Biology Workstations sold by Hitachi, Ltd. in Japan. The Company retains the right to distribute, directly or through others, Hitachi, Ltd. produced NanoChip® Molecular Biology Workstations outside of Japan. In addition, the Company manufactures NanoChip® Cartridges at its San Diego, California facility for distribution worldwide. The Company also retains the right to form other manufacturing and distribution agreements.

        In July 2000, the Company executed a ten-year agreement with Hitachi, Ltd., Nissei Sangyo Co. Ltd. and Hitachi Instruments Service Co. Ltd. of Japan (collectively, "Hitachi") to develop, manufacture and distribute additional potential products based on the parties' proprietary technologies, potentially including, among other things, reduced-size instruments for genetic testing, integrated amplification and point-of-care detection. The agreement provides that the parties will jointly determine which projects to prioritize over the term of the agreement. The agreement may be terminated before its expiration by either party, subject to certain restrictions. Pursuant to the terms of the agreement, Hitachi and the Company each may contribute, toward the research and development efforts of the Company, up to $28.5 million in cash over the ten-year period. At a minimum the Company is required to contribute on an annual basis funding for its own general technology development in an amount equal to or greater than payments made by Hitachi. In addition, the Company is liable to repay to Hitachi fifty percent of all funding provided by Hitachi over an indefinite period of time. Payment amounts are determined as a percentage of the Company's gross NanoChip® Cartridge sales until the liability is paid in full. Furthermore, Hitachi made an equity investment in the Company by purchasing 74,590 shares of the Company's common stock worth approximately $2.0 million pursuant to a private sale by the Company based on a per share price of $26.813 (the fair market value as of the signing date of the Hitachi agreement). Hitachi has the right to be the exclusive distributor of collaboration products in Japan and, based upon the attainment of minimum sales targets to be mutually agreed upon, in other Asian countries. The Company retains the exclusive right to distribute collaboration products outside of these countries.

        Sponsored research revenue recognized under this agreement totaled $313,000 and $626,000 for the three and six months ended June 30, 2002, respectively, and $250,000 and $500,000 for the three and six months ended June 30, 2001, respectively. In accordance with SFAS No. 68, the Company records sponsored research revenue under this arrangement as expenses are incurred not exceeding scheduled payments under the agreement. The amount owed to Hitachi for proceeds received under this agreement was $1.6 million at June 30, 2002 and December 31, 2001. The Company records a long-term liability for fifty percent of the funds received from Hitachi upon the receipt of such funds. The current portion of the long-term liability remains immaterial as payment amounts due under this obligation are determined as a percentage of the Company's gross NanoChip® Cartridge sales which have not been significant to date, as such, the entire balance of this liability is classified as long-term.

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

        Revenue was primarily recognized under these agreements as expenses were incurred, and totaled $1.8 million and $3.9 million for the three and six months ended June 30, 2001. No revenue was recognized during 2002 as these projects were completed as of December 31, 2001.

        In June 2001, the Company entered into agreements with Aventis to create a new company, Nanogen Recognomics GmbH ("Nanogen Recognomics"). The company was established to develop new products and applications for the NanoChip® System. Nanogen Recognomics is sixty percent owned by the Company and forty percent owned by Aventis and is based in Frankfurt, Germany. Aventis provided the first $5 million of funding for the operations of the new company and also contributed intellectual property in the form of eighteen patents (recorded based on the estimated fair value at the date of the agreement). The Company is required to spend an aggregate of $5.5 million, at the rate of $1.1 million per year beginning April 1, 2001, for its own general technology development which benefits the commercialization and development of potential Nanogen Recognomics products. In addition, Nanogen Recognomics will own several patent applications filed jointly by the Company and Aventis. The Company has licensed certain aspects of its NanoChip® technology to the new company and will seek to commercialize new products and applications developed by Nanogen Recognomics. Aventis retains the right to utilize the former Aventis patent portfolio in fields outside of Nanogen Recognomics. In conjunction with the agreement to form Nanogen Recognomics, the Company issued a warrant to Aventis to purchase 315,863 shares of common stock exercisable through July 17, 2006 at an agreed upon price of $9.828 per share. The value of this warrant, as determined by the Black-Scholes valuation model, was equal to $1.2 million, is included in other assets in the accompanying consolidated financial statements and is being amortized over a two and a half year period, the estimated period for which the $5 million in funding will provide for operating expenses.

        The results of operations for Nanogen Recognomics are fully consolidated in the financial statements included herein, as such, there is no off-balance sheet component. The total operating loss of Nanogen Recognomics is reflected as a reduction of the "minority interest in consolidated subsidiary" liability account and totaled $422,000 and $983,000 for the three and six months ended June 30, 2002, respectively, and none for the three and six months ended June 30, 2001, respectively.

6.    Litigation

        In July 2001, the Company entered into a settlement agreement with Motorola, Genometrix, and MIT concluding the declaratory judgment action by the Company against Motorola, Genometrix and MIT and Motorola's counterclaim against the Company. In connection with the settlement, the Company has secured a license from Motorola to certain claims of the "939 Patent. In exchange, the Company made a one-time payment of $2.5 million in cash and issued 416,666 shares of the Company's common stock (valued at approximately $2.5 million based upon a per share price of $6.00, the fair market value on the date of settlement) to the parties involved. The settlement does not include any cross-licensing provisions of the Company's technology to Motorola, Genometrix or MIT. The lawsuit and the counterclaim have now been dismissed. For the three and six months ended June 30, 2001 costs associated with the litigation of the Motorola patent matter totaled $5.5 million and $6.3 million, respectively.

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

        In December 2000, CombiMatrix and Dr. Montgomery filed a motion to dismiss the Company's complaint. In January 2001, the motion was denied as to all claims except a claim for conversion, as to which the motion was granted without prejudice. The Company elected not to amend its complaint as to the conversion claim. In March 2001, CombiMatrix and Dr. Montgomery answered the Company's complaint, asserted various affirmative defenses and filed a counterclaim for breach of contract against the Company for unspecified damages allegedly arising from the filing of the complaint at a time when CombiMatrix had announced its intent to make an initial public offering of its shares. The counterclaim asserts that the Company, by filing its complaint, breached a settlement agreement entered into between the Company and Dr. Montgomery in 1996. In May 2001, the Company filed a motion to dismiss CombiMatrix's counterclaim, which was denied on July 27, 2001.

        In April 2002, the Company filed a motion for leave to amend its complaint to add a cause of action against Dr. Montgomery for fraudulent inducement to enter into a 1996 settlement agreement with the Company and to add to its claims against CombiMatrix and Dr. Montgomery an additional patent that was recently issued to CombiMatrix. In June 2002, the court permitted the Company to amend its complaint to include the additional claim and additional patent.

        In July 2002, the Court denied a partial summary judgment motion made by CombiMatrix and Dr. Montgomery relating to certain of the Company's claims. In their motion for summary judgment, CombiMatrix and Dr. Montgomery argued that certain trade secrets that the Company contends Dr. Montgomery misappropriated were not delineated in the prior settlement agreement between Dr. Montgomery and the Company, and as a result, the Company was precluded from bringing its claims. The Court, however, disagreed with CombiMatrix's and Dr. Montgomery's interpretation of the settlement agreement. The Court ruled that the settlement agreement, in which Dr. Montgomery agreed not to misappropriate any of the Company's trade secrets, was not limited to the specific trade secrets mentioned therein. The Court also rejected CombiMatrix's and Dr. Montgomery's contention that the settlement agreement released Dr. Montgomery from all claims except for those arising out of that agreement.

        No assurances can be given that the Company will prevail in the lawsuit or that we can successfully defend ourselves against the counterclaim. The Company is expending considerable financial resources and managerial efforts prosecuting the lawsuit and defending against Dr. Montgomery's and CombiMatrix's counterclaim. The Company may not prevail in the action, which could have a material adverse effect on the Company if the Court determines that as a result of any action by Nanogen, it must compensate CombiMatrix or Dr. Montgomery for any alleged damages they suffered as a result. Discovery is currently ongoing in this lawsuit and trial is scheduled for November 2002.

7.    Subsequent Event

        On July 26, 2002, the Compensation Committee of the Board of Directors ("the Compensation Committee") approved the issuance of employee retention options for 969,500 shares of the Company's common stock. The options were issued to the Company's employees and the employees of the Company's subsidiary, Nanogen Europe B.V. pursuant to the Company's 1997 Stock Incentive Plan, as amended. Each incentive stock option grant will be 50% vested on January 1, 2003 and 50% will vest ratably over the period January 1, 2003 through July 26, 2004.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties that could cause our actual results to vary materially from those reflected in the forward-looking statements. These risks and uncertainties include possible delays in the introduction of new products, customer acceptance of existing products, price competition, the actions of competitors, infringement of intellectual property rights and licenses of the Company or others, the effects of government regulation, both foreign and domestic, availability of funded research and government contracts and grants, preservation of productive relationships with our manufacturer and collaborator Hitachi and our distributors, ability to manage our capital resources and other factors. Words such as "believes," "anticipates," "plans," "estimates," "future," "could," "may," "should," "expect," "envision," "potentially," variations of such words and similar expressions are intended to identify such forward-looking statements. Factors that could cause or contribute to these differences include those discussed below under the caption "Factors that May Affect Results" and elsewhere in this Quarterly Report on Form 10-Q and which are described in our Annual Report on Form 10-K for the year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

        Since commencing operations in 1993, we have applied substantially all of our resources to our research and development programs. We have incurred losses since inception and, as of June 30, 2002, had an accumulated deficit of $139.5 million. We expect to continue to incur significant losses over at least the next few years as we attempt to further commercialize our products as well as expand the menu of applications for our current products.

        We introduced our first two products into the marketplace in 2000, and our third product in March 2002. While we recognized revenue from product sales during the years ended December 31, 2001 and 2000, our main sources of revenues during these fiscal years were payments under our sponsored research agreements, contracts and grants. However, during the three and six months ended June 30, 2002 our revenue base has begun to shift from primarily sponsored research revenues to product revenues. We anticipate that this shift in our revenue base will continue as we introduce new products to the marketplace and if our instrument and consumable revenues grow. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, market acceptance of the NanoChip® System and potential products under development, the type of acquisition program our potential customers may choose, whether and when new products, such as the Analyte Specific Reagent ("ASR") for Cystic Fibrosis are successfully developed and introduced by us or our competitors, and the achievement of milestones under our collaborative agreements with Hitachi and various government agencies. The recognition of revenue under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

  Critical Accounting Policies and Estimates

        This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgements, including those related to bad debts, inventories, investments, intangible assets, service obligations, contingencies and litigation. We base our estimates and judgements on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies, among others, affect our more significant judgements and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

        Revenue from the sale of NanoChip® Molecular Biology Workstations and of NanoChip® Cartridges is generally recognized upon shipment (f.o.b. shipping point) and transfer of title. In transactions where a right-of-return exists, revenue is deferred until acceptance has occurred and the period for the right-of-return has lapsed. The NanoChip® Molecular Biology Workstation is generally sold with a one year maintenance contract. The fair value of the maintenance service is recorded as deferred revenue and recognized ratably over the maintenance period included in the customer contract. The fair value of the maintenance service is determined based on the cost of the service plus an industry accepted profit margin for comparable service on similar types of products. We provide for the estimated cost of product maintenance at the time revenue is recognized. We also recognize revenue from the sale of our NanoChip® System under reagent rental transactions whereby customers pay a premium for our consumable products over a number of years that is intended to cover the sales price of the NanoChip® Workstation. Under these arrangements, the customer typically commits to purchasing a fixed number of consumable products on a periodic basis. Revenue under reagent rental transactions is recognized as consumable products are shipped or consumed, over a period of generally two to five years, depending on the specific customer arrangement. We also offer our NanoChip® Molecular Biology Workstations to customers under programs, such as Development Site arrangements, where title of the NanoChip® Workstation does not transfer to the customer. Transactions under these types of programs do not result in the recognition of revenue, however, if the customer opts to purchase the NanoChip® Workstation at any time, sales revenue is recognized upon receipt of a purchase order. Sales revenue is subject to fluctuation due to the type of acquisition program our customers may choose.

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

  Bad debts

        We maintain reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

  Inventory

        We reduce the carrying value of our inventory, including NanoChip® Molecular Biology Workstations placed under Development Site arrangements (consigned inventory), for estimated obsolescence or non-marketability based upon assumptions about future demand, supply, market conditions and new product introductions. We often rely on our own and third party forecasted demand for various of our products and the accuracy of such forecasts may depend on a number of factors, including but not limited to, government reports and recommendations for certain genetic testing, regulatory burdens, competitive products, the nature and effectiveness of our products, the timing and extent of the introduction of our products into the marketplace and other factors. If actual demand, supply or market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

  Intangible Assets

        We have capitalized the costs related to acquired technology rights, such as rights to specific genetic markers, as intangible assets. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

Results of Operations

        Product Revenues.    For the three and six months ended June 30, 2002 sales totaled $1.1 million and 1.9 million, respectively, compared to $302,000 and $531,000 for the three and six months ended June 30, 2001, respectively. Sales revenue during the three months ended June 30, 2002 included the sale of eight NanoChip® Molecular Biology Workstations as well as sales of NanoChip® Cartridges. Sales revenue for the six months ended June 30, 2002 included the sale of thirteen NanoChip® Molecular Biology Workstations, royalty revenue earned in connection with two NanoChip® Workstations which were sold in Japan by our distributor, Hitachi, Ltd. and sales of NanoChip Cartridges. Sales revenue during the three months ended June 30, 2001 included the sale of two NanoChip Molecular Biology Workstations under outright sales transactions as well as sales of NanoChip Cartridges. For the six months ended June 30, 2001, sales revenue included sales of three NanoChip Molecular Biology Workstations in addition to sales of NanoChip Cartridges. All revenue recorded related to sales of our NanoChip® Molecular Biology Workstation resulted from outright sales transactions where title of the instrument passed to the customer. We offer our products to customers under several different types of acquisition programs, some of which pass title of the instrument to the customer and some of which do not pass title to the customer. Our sales revenue may vary from year to year due to, among other things, the types of acquisition programs our potential customers may choose.

        Sponsored Research.    For the three and six months ended June 30, 2002 revenues from sponsored research totaled $313,000 and $626,000, respectively, compared to $2.1 million and $4.4 million for the three and six months ended June 30, 2001, respectively. Revenues are primarily recorded under these arrangements as expenses are incurred. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. Sponsored research revenue recognized during the three and six months ended June 30, 2002, represents revenue earned in connection with our development agreement entered into in July 2000 with Hitachi. Sponsored research revenue recognized during the three and six months ended June 30, 2001, was primarily earned in connection with our two technology development programs under our research and development agreement entered into in September 1999 with Aventis, including the sale of two NanoChip Molecular Biology Workstations to one of the Aventis programs, as well as revenue earned in connection with our development agreement with Hitachi.

        All project milestones established under the research and development agreement entered into in September 1999 with Aventis were completed as of December 31, 2001 at which time the agreements expired. We do not expect to receive additional funding from Aventis under these programs.

        Contracts and Grants.    We fund some of our research and development efforts through contracts and grants awarded by various federal and state agencies. Revenues are recognized under these contracts and grants as expenses are incurred.

        Cost of Product Sales and Gross Margins.    Cost of product sales totaled $836,000 and $1.4 million for the three and six months ended June 30, 2002, respectively, compared to $230,000 and $400,000 for the three and six months ended June 30, 2001, respectively. Gross margins on sales revenue were 24% and 27% for the three and six months ended June 30, 2002, respectively, compared to 24% and 25% for the three and six months ended June 30, 2001, respectively. Cost of product sales during these periods were adversely impacted by underabsorbed overhead costs due to underutilized capacity. The cost per unit of our products remains high, as our volume of production relative to the available capacity remains low. As we are still in the early stages of commercialization, we expect to continue to incur significant costs associated with excess production capacity within our manufacturing facility in 2002. Gross margins during these periods were further impacted by sales of NanoChip® Workstations to certain customers under various discount programs. Gross margins in future periods may additionally be impaired by minimum product royalties or potential adjustments made to reflect the impairment of intangible assets related to products sold.

        Research and Development Expenses.    For the three and six months ended June 30, 2002, research and development expenses totaled $4.6 million and $8.9 million, respectively, compared to $4.4 million and $9.2 million for the three and six months ended June 30, 2001, respectively. During these periods, research and development expenses included the cost of salaries and benefits for scientific, engineering and operations personnel, costs associated with improving and refining our current products as well as development of potential new products and protocols, lab supplies, consulting, travel, facilities, and other expenditures associated with our research and product development activities. For the three and six months ended June 30, 2002 research and development activities primarily related to the development of new Analyte Specific Reagents ("ASR's"). The decrease in research and development costs for the six months ended June 30, 2002 when compared to the same period in 2001, is primarily a result of reduced expenses due to the completion of our technology development programs with Aventis as of December 31, 2001. We anticipate that we will continue to invest in research and product development at approximately this same level or potentially higher levels for the foreseeable future.

        Selling, General and Administrative Expenses.    For the three and six months ended June 30, 2002, selling, general and administrative expenses totaled $5.7 million and $10.7 million, respectively, compared to $5.4 million and $10.2 million for the three and six months ended June 30, 2001, respectively. Selling, general and administrative expenses include salaries, benefits, consulting, travel and other expenditures related to executive, legal, finance, human resources, sales and marketing personnel. In addition, these expenses include costs related to enhancing, maintaining and defending our intellectual property portfolio. Selling, general and administrative expenses are expected to continue at the current level for the foreseeable future as we continue to market and sell our current and potential future products.

        Litigation and Settlement of Patent Matter.    For the three and six months ended June 30, 2001, litigation and settlement of a patent matter totaled $5.5 million and $6.3 million, respectively. In July 2001, a settlement agreement was reached with Motorola, Inc., Genometrix, Inc. and the Massachusetts Institute of Technology concluding the declaratory judgment action by us against Motorola, Genometrix and MIT as well as Motorola's counterclaim against us. In connection with the settlement, we paid a total of $5.0 million to the parties in the form of $2.5 million in cash and 416,666 shares of our common stock (valued at approximately $2.5 million based upon a per share price of $6.00, the fair market value on the date of settlement). Amounts included for the three and six months ended June 30, 2001 represent fees associated with the litigation and settlement of this matter. As a settlement was reached in July 2001, there were no expenses related to this matter in 2002.

        Interest Income, Net.    For the three and six months ended June 30, 2002, net interest income totaled $556,000 and $1.3 million, respectively, compared to $1.1 million and $2.4 million for the three and six months ended June 30, 2001, respectively. The decrease in net interest income is a result of lower average cash balances as well as lower yields on outstanding cash balances during the three and six months ended June 30, 2002 compared to the same periods in 2001.

Liquidity and Capital Resources

        At June 30, 2002, we had $51.7 million in cash, cash equivalents and short-term investments, compared to $67.5 million at December 31, 2001. The decrease is primarily due to cash used in operations during the six months ended June 30, 2002.

        Net cash used in operating activities was $13.6 million and $17.1 million for the six months ended June 30, 2002 and 2001, respectively. Cash used for operations during the six months ended June 30, 2002 was primarily related to costs associated with support of our sales and marketing organization as we continue to market our existing and potential new products, support of our continuing research and development efforts including development of the Factor V Leiden ASR, Cystic Fibrosis ASR, the procurement of inventory pursuant to our manufacturing arrangement with Hitachi, Ltd. and legal fees relating to establishing, maintaining and defending our intellectual property portfolio.

        Net cash provided by investing activities was $14.2 million for the six months ended June 30, 2002 compared to cash used by investing activities totaling $17.6 million for the six months ended June 30, 2001. We purchase short-term investments in order to enhance the yield on our cash balances. These securities mature from time to time or are sold to fund operating expenses.

        We funded most of our equipment acquisitions and leasehold improvements through capital leasing facilities in previous years and plan to continue this practice in the future. Currently, our existing financing sources are fully utilized and we are in the process of negotiating new equipment lease facilities.

        Our manufacturing agreement with Hitachi, Ltd. requires that we provide annual purchase commitments to Hitachi for NanoChip® Molecular Biology Workstations. As of June 30, 2002, we had commitments to purchase approximately $3.1 million in NanoChip® Workstations through March 31, 2003. At June 30, 2002, the inventory under our purchase commitment with Hitachi is within our expected usage levels based upon our current and estimated future demands.

        The Company is a party to Development Site Agreements with various entities whereby the Company may be obligated to pay license fees or royalties for any customer owned or licensed intellectual property used to develop any Nanogen commercial products. None of these agreements individually are considered material.

        We expect that our existing capital resources, combined with anticipated revenues from potential product sales, reagent rentals, leases or other types of acquisition programs for the NanoChip® System, sponsored research agreements, contracts and grants will be sufficient to support our planned operations for at least one year from the date of this filing at our current rate of expenditures. This estimate of the period for which we expect our available sources of liquidity to be sufficient to meet our capital requirements is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. Our future liquidity and capital funding requirements will depend on numerous factors including, but not limited to, commercial success of our products, or lack thereof, of our current products, the extent to which our products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding our potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to our business and any litigation related thereto, the results of clinical trials, competitive developments, and our ability to maintain existing collaborations and to enter into additional collaborative arrangements. We have incurred negative cash flow from operations since inception and do not expect to generate positive cash flow to fund our operations for at least the next several years. We may need to raise additional capital to fund our research and development programs, to scale-up manufacturing activities and expand our sales and marketing efforts to support the commercialization of our products under development. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

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

        We introduced our first two products into the marketplace in 2000 and our third product in March 2002. As of June 30, 2002 we have sold a total of forty-one NanoChip® Systems. We also place instruments at various customer sites under Development Site Agreements whereby title of the NanoChip® Molecular Biology Workstation does not pass to the customer and therefore no revenue is recognized. As of June 30, 2002, we have not yet recognized any revenue from the sale of the ASR for Factor V Leiden.

        Our success will depend upon our ability to continue to overcome significant technological challenges and successfully introduce our products into the marketplace. A number of applications envisioned by us may require significant enhancements to our basic technology platform. There can be no assurance that we can successfully develop such enhancements.

Lack of market acceptance of our technology would harm us.

        We may not be able to develop commercially viable products. Even if we develop a product it may not be accepted in the marketplace. If we are unable to achieve market acceptance, we will not be able to generate sufficient product revenue to become profitable. We may also be forced to carry greater inventories of our products for longer periods than we may have anticipated. If we are unable to sell the inventory of our products in a timely fashion and at anticipated price levels, we may not become profitable. In addition, we may have to take accounting charges and reduce the value of our product inventory to its net realizable value. Market acceptance will depend on many factors, including our ability to:

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

        We began selling our first two products in the second quarter of 2000 and our third product in March 2002, but we did not sell significant quantities of our first products during fiscal 2000, 2001 or during the six months ended June 30, 2002. From our inception to June 30, 2002, we have incurred cumulative net losses totaling approximately $139.5 million. Moreover, our negative cash flow and losses from operations will continue for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant. The amount and timing of product revenue recognition may depend on whether potential customers for the NanoChip® System choose to enter into title transfer or non-title transfer transactions.

        To develop and sell our products successfully, we may need to increase our spending levels in research and development, as well as in selling, marketing and administration. We may have to incur these increased spending levels before knowing whether our products can be sold successfully.

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

  •
  filing, prosecuting, defending and enforcing patent claims and litigation; and

  •
  the scope and results of our future clinical trials, if any.

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

        We are aware of U.S. and European patents and patent applications owned by Oxford Gene Technology ("OGT"). We have opposed one allowed European Patent which had broad claims to array technology for analyzing a predetermined polynucleotide sequence. OGT's position with respect to the opposed patent is that the claims relate to what it terms the "diagnostic mode." Those claims have now been narrowed before the Opposition Division to the point that, if these claims remain final before the European Patent Office, we believe they would not be infringed by our technology. In the Oral Proceedings before the Opposition Division on November 13, 14, and 15, 2001, the Division determined that the claims' language must be limited to arrays with "smooth, impermeable' surfaces. If the decision of the Opposition Division is successfully appealed by OGT and the original claims are reinstated, or if an application relating to arrays issued in another country with claims as broad as the original European patent, we would be subject to infringement accusations that could delay or preclude sales of some or all of our anticipated diagnostic products.

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

        In December 2000, CombiMatrix and Dr. Montgomery filed a motion to dismiss Nanogen's complaint. In January 2001, the motion was denied as to all claims except a claim for conversion, as to which the motion was granted without prejudice. We elected not to amend our complaint as to the conversion claim. On March 9, 2001, CombiMatrix and Dr. Montgomery answered Nanogen's complaint, asserted various affirmative defenses and filed a counterclaim for breach of contract against Nanogen for unspecified damages allegedly arising from the filing of the complaint at a time when CombiMatrix had announced its intent to make an initial public offering of its shares. The counterclaim asserts that Nanogen, by filing its complaint, breached a settlement agreement entered into between Nanogen and Dr. Montgomery in 1996. On May 14, 2001, Nanogen filed a motion to dismiss CombiMatrix's counterclaim, which was denied on July 27, 2001.

        In April 2002, we filed a motion for leave to amend its complaint to add a cause of action against Dr. Montgomery for fraudulent inducement to enter into a 1996 settlement agreement with us and to add to our claims against CombiMatrix and Dr. Montgomery an additional patent that was recently issued to CombiMatrix. In June 2002, the court permitted us to amend our complaint to include the additional claim and additional patent.

        In July 2002, the Court denied a partial summary judgment motion made by CombiMatrix and Dr. Montgomery relating to certain of the our claims. In their motion for summary judgment, CombiMatrix and Dr. Montgomery argued that certain trade secrets that we contend Dr. Montgomery misappropriated were not delineated in the prior settlement agreement between Dr. Montgomery and us, and as a result, we were precluded from bringing our claims. The Court, however, disagreed with CombiMatrix's and Dr. Montgomery's interpretation of the settlement agreement. The Court ruled that the settlement agreement, in which Dr. Montgomery agreed not to misappropriate any of the our trade secrets, was not limited to the specific trade secrets mentioned therein. The Court also rejected CombiMatrix's and Dr. Montgomery's contention that the settlement agreement released Dr. Montgomery from all claims except for those arising out of that agreement.

        No assurances can be given that we will prevail in the lawsuit or that we can successfully defend ourselves against the counterclaim. We are expending considerable financial resources and managerial efforts prosecuting the lawsuit and defending against Dr. Montgomery's and CombiMatrix's counterclaim. We may not prevail in the action, which could have a material adverse effect on us if the Court determines that as a result of any action by Nanogen, it must compensate CombiMatrix or Dr. Montgomery for any alleged damages they suffered as a result. Discovery is currently ongoing in this lawsuit and trial is scheduled for November 2002.

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

        Hitachi manufactures our NanoChip® System and we manufacture our NanoChip® Cartridges, and Factor V ASR. We and Hitachi rely on subcontractors to manufacture the limited quantities of microchips and other components we require for use by and sale to our customers, as well as for internal and collaborative purposes. Manufacturing, supply and quality control problems may arise as we or Hitachi either alone, together or with subcontractors, attempt to scale up manufacturing procedures. We or Hitachi may not be able to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our products and cause us to fail.

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

Lead times for obtaining materials and components and the manufacturing and introduction of our products may vary significantly which could lead to excess inventory levels as well as shortages of critical components and products if our supply and demand forecasts are inaccurate.

        We anticipate that our products including our analyte specific reagents will be manufactured and introduced by us based on forecasted demand and will seek to purchase components and materials in anticipation of the actual receipt of purchase orders for our products from customers. Lead times for materials and components to be included in our products vary significantly and may depend on factors such as the business practices of each specific supplier and the terms of the particular contracts, as well as the overall market demand for such materials and components at any given time. Also, we often rely on our own and third party forecasted demand for various of our products and the accuracy of such forecasts may depend on a number of factors, including but not limited to, government reports and recommendations for certain genetic testing, regulatory burdens, competitive products, the nature and effectiveness of our products, the timing and extent of the introduction of our products into the marketplace and other factors. If the forecasts are inaccurate, we could experience fluctuations in excess inventory of our products, or shortages of critical components or products, either of which could cause our business to suffer.

We currently rely on one manufacturer of our Workstation and for certain future generations of the Workstation and other hardware products, and only we manufacture our NanoChip® Cartridges, and Factor V ASR, which may delay the manufacture and shipment of our products to customers.

        We have signed an exclusive manufacturing agreement with Hitachi to manufacture our NanoChip® Workstation and a collaboration agreement to exclusively manufacture certain of our other second generation Workstations and other hardware products to be developed, subject to certain terms and conditions in each agreement. We have retained exclusive rights pursuant to each agreement to manufacture the NanoChip® Cartridges. Pursuant to the manufacturing agreement and the collaboration agreement, each party is obligated to provide the other with certain notice periods if such party determines to curtail or terminate the manufacturing relationship. Nevertheless, while alternative manufacturers of our Workstation and other products currently exist, a lengthy process would be required to negotiate and begin work under a manufacturing agreement with a new manufacturer which could disrupt our manufacturing process and harm our business.

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

        At June 30, 2002, we had thirty-one employees in our sales and marketing group. In addition, in July 2000, we incorporated a subsidiary, Nanogen Europe B.V. in The Netherlands as our European sales office. At June 30, 2002, this office employed ten European-based sales executives and support personnel in the United Kingdom, Germany, The Netherlands and Denmark.

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

        We are highly dependent on the principal members of our scientific, manufacturing, marketing, administrative, management and executive personnel, the loss of whose services might significantly delay or prevent the achievement of our objectives. We face competition from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel. For the six months ended June 30, 2002 the rate of turnover at all levels of the Company was 19.3%. For the years ended December 31, 2001 and 2000 the turnover rates of the Company were 31% and 19%, respectively. Turnover at these rates may, and if they continue, adversely affect the Company.

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

  •
  announcements or developments relating to our litigation against Combimatrix and Dr. Montgomery or announcements by us of involvement in other litigation;

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

        Foreign currency rate fluctuations.    The functional currency for our Netherlands and German subsidiaries is the U.S. dollar and euro, respectively. The German subsidiary's accounts are translated from the euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded in accumulated other comprehensive income in the consolidated financial statements included herein. In certain instances, our subsidiaries conduct business with customers and vendors in euros or in other local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European customers and vendors. The net tangible assets of our subsidiaries, excluding intercompany balances, is $1.7 million at June 30, 2002.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Please see discussion of legal proceedings at note 5 in the Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 2.    Changes in Securities

        (c)  Pursuant to a license agreement between Bio-Rad Laboratories, Inc. ("Bio-Rad") and us entered into in June 2002, we issued 254,151 shares of our common stock to Bio-Rad valued at approximately $750,000 on the date of issuance based upon a per share price of $2.951, the average fair market value for fifteen days ending on the date of execution of the agreement. These shares were issued in return for license rights. Based in part upon the representations of Bio-Rad, we issued these shares pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. These shares have certain registration rights.

        Pursuant to a license agreement between Genetic Technologies Limited ("Genetic Technologies") and us entered into in April 2002, we issued a warrant exercisable through April 12, 2007 to purchase 50,000 shares of our common stock at a per share price of $4.10, the fair market value on the effective date of the agreement. The warrant has a term of five years, and was issued in return for license rights. Based in part upon the representations of Genetic Technologies, the warrant was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 4.    Submission of Matters to a Vote of Security Holders

  (a)
  On June 14, 2002, the Registrant held its Annual Meeting of Stockholders.

  (b)
  As listed below, all of management's nominees for directors were elected at the meeting:

Name of Nominee	No. of Votes For	No. of Votes Withheld
Howard C. Birndorf	17,941,175	699,340
Robert E. Whalen	18,018,321	622,194

    In addition, directors whose terms of office continue after the Annual Meeting are: Val Buonaiuto, David Ludvigson, Stelios B. Papadopoulos and V. Randy White, Ph.D.

  (c)
  (1)    The proposal to amend the Company's 1997 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder by 750,000 was approved with 17,044,555 shares voting in favor, 1,537,253 shares voting against, and 58,707 shares abstaining.

    (2)    The proposal to adopt the Company's 2002 Stock Bonus Plan and to authorize 250,000 shares for issuance thereunder was approved with 17,267,042 shares voting in favor, 1,285,637 shares voting against, and 87,836 shares abstaining.

    (3)    The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2002 was ratified with 18,404,576 shares voting in favor, 202,800 shares voting against, and 33,139 shares abstaining.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.1		Severance Agreement between the Company and Ira Marks, dated May 1, 2002
10.2		Severance Agreement between the Company and William Franzblau, dated May 1, 2002
10.3		Severance Agreement between the Company and David Macdonald, dated May 1, 2002
10.4		Severance Agreeement between the Company and Joseph Turgeon, dated May 21, 2002
10.5		Indemnification Agreement between the Company and Ira Marks, dated May 1, 2002
10.6		Indemnification Agreement between the Company and William Franzblau, dated April 4, 2002
10.7		Indemnification Agreement between the Company and David Macdonald, dated May 1, 2002
10.8		Indemnification Agreement between the Company and Robert Whalen, dated April 16, 2002
10.9		Warrant Agreement between the Company and Genetic Technologies, Ltd., dated April 12, 2002
10.10		2002 Stock Bonus Plan
10.11	(1)	1997 Stock Incentive Plan, as amended
99.1		Chief Executive Officer and Chief Financial Officer Certification Letter, dated August 13, 2002

  (1)    Incorporated by reference to Exhibit 99.1 to the Registrant's Form S-8 filed on August 7, 2002.

  (b)
  Reports on Form 8-K

    There were no reports on Form 8-K filed during the three months ended June 30, 2002.

NANOGEN, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOGEN, INC.
Date	August 13, 2002	/s/ HOWARD C. BIRNDORF Howard C. Birndorf Chairman of the Board and Executive Chairman (Principal Executive Officer)

Date	August 13, 2002	/s/ GERARD A. WILLS Gerard A. Wills Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

NANOGEN, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1	Severance Agreement between the Company and Ira Marks, dated May 1, 2002
10.2	Severance Agreement between the Company and William Franzblau, dated May 1, 2002
10.3	Severance Agreement between the Company and David Macdonald, dated May 1, 2002
10.4	Severance Agreeement between the Company and Joseph Turgeon, dated May 21, 2002
10.5	Indemnification Agreement between the Company and Ira Marks, dated May 1, 2002
10.6	Indemnification Agreement between the Company and William Franzblau, dated April 4, 2002
10.7	Indemnification Agreement between the Company and David Macdonald, dated May 1, 2002
10.8	Indemnification Agreement between the Company and Robert Whalen, dated April 16, 2002
10.9	Warrant Agreement between the Company and Genetic Technologies, Ltd., dated April 12, 2002
10.10	2002 Stock Bonus Plan
99.1	Chief Executive Officer and Chief Financial Officer Certification Letter, dated August 13, 2002

QuickLinks

NANOGEN, INC. FORM 10-Q INDEX
PART I. FINANCIAL INFORMATION Item 1. Financial Statements NANOGEN, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
NANOGEN, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share data)
NANOGEN, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
NANOGEN, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) June 30, 2002
PART II—OTHER INFORMATION
SIGNATURES
NANOGEN, INC. EXHIBIT INDEX