Form 10-Q
period 2003-06-30
NANOGEN INC
filed 2003-08-14
CIK 1030339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

YES  ☐     NO  ☒

As of August 12, 2003, 22,177,739 shares of the Registrant’s Common Stock were outstanding.

NANOGEN, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NANOGEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,635	$9,353
Short-term investments	22,845	43,376
Receivables, net	1,888	1,754
Inventories, net	5,066	4,717
Other current assets	2,358	1,781

Total current assets	37,792	60,981

Property and equipment, net	4,938	4,982
Acquired technology rights, net	4,040	4,544
Other assets, net	968	789
Restricted cash	64	64

	$47,802	$71,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214	$753
Accrued liabilities	4,618	5,901
Deferred revenue	343	472
Current portion of capital lease obligations	747	805

Total current liabilities	5,922	7,931

Capital lease obligations, less current portion	885	1,134
Other long-term liabilities	3,090	3,085

Total long-term liabilities	3,975	4,219

Minority interest in consolidated subsidiary	712	1,817
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2003 (unaudited) and December 31, 2002	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 22,161,509 and 21,981,115 shares issued and outstanding at June 30, 2003 (unaudited) and December 31, 2002, respectively	22	22
Additional paid-in capital	200,590	199,483
Accumulated other comprehensive income	872	4,926
Deferred compensation	(137)	(156)
Notes receivable from officers	—	(513)
Accumulated deficit	(163,232)	(145,659)
Treasury stock, at cost, 500,189 and 366,857 shares at June 30, 2003 (unaudited) and December 31, 2002, respectively	(922)	(710)

Total stockholders’ equity	37,193	57,393

	$47,802	$71,360

See accompanying notes

NANOGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Product sales	$662	$1,104	$890	$1,916
Sponsored research	375	313	750	626
Contracts and grant	657	534	1,254	942

Total revenues	1,694	1,951	2,894	3,484

Operating expenses:
Cost of product sales	524	836	798	1,393
Research and development	4,483	5,029	9,193	9,892
Selling, general and administrative	4,130	5,316	8,196	9,918
Litigation and settlement of patent matter	—	428	—	798

Total operating expenses	9,137	11,609	18,187	22,001

Loss from operations	(7,443)	(9,658)	(15,293)	(18,517)

Interest income, net	113	586	308	1,346
Other income	—	129	27	135
Gain (loss) on sale of investments	32	—	(3,568)	—
Loss on sale of fixed assets	(153)	—	(153)	—
Minority interest in loss of consolidated subsidiary	558	422	1,106	983

Net loss	$(6,893)	$(8,521)	$(17,573)	$(16,053)

Net loss per share – basic and diluted	$(0.32)	$(0.39)	$(0.82)	$(0.74)

Number of shares used in computing net loss per share – basic and diluted	21,543	21,650	21,492	21,635

See accompanying notes.

NANOGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2003	2002
Operating activities:
Net loss	$(17,573)	$(16,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,062	2,021
Asset impairment and other non-cash charges	5	—
Loss on disposal of fixed assets	153	—
Amortization related to short-term investments	121	18
Stock-based compensation expense	113	44
Interest capitalized on notes receivables from officers	—	(29)
Minority interest in loss of consolidated subsidiary	(1,106)	(983)
Loss (gain) on sale of short-term investments	3,568	(163)
Changes in operating assets and liabilities:
Receivables	(134)	2,191
Inventories	(800)	(532)
Other assets	(576)	95
Accounts payable	(539)	21
Accrued liabilities	(662)	(11)
Deferred revenue	(129)	(169)

Net cash used in operating activities	(15,497)	(13,550)

Investing activities:
Purchase of short-term investments	(5,112)	(6,268)
Proceeds from sale and maturities of short-term investments	17,705	22,216
Purchase of equipment	(720)	(955)
Purchase of patents and technology rights	(3)	(812)

Net cash provided by investing activities	11,870	14,181

Financing activities:
Principal payments on capital lease obligations	(437)	(857)
Proceeds from restricted cash balances	—	185
Issuance of common stock, net of repurchases	156	311

Net cash used in financing activities	(281)	(361)

Effect of exchange rate changes	190	364

Net increase (decrease) in cash and cash equivalents	(3,718)	634
Cash and cash equivalents at beginning of period	9,353	10,455

Cash and cash equivalents at end of period	$5,635	$11,089

Supplemental disclosure of cash flow information:
Interest paid	$103	$92

Supplemental schedule of noncash investing and financing activities:
Equipment acquired under capital leases	$130	$167

Inventory transferred to fixed assets	$451	$—

Unrealized loss on short-term investments	$4,249	$627

Accrued fee for purchase of technology rights	$—	$225

Common stock issued in conjunction with purchase of license rights	$—	$750

Warrant issued for research and development collaboration	$700	$—

Acquisition of treasury stock in exchange for cancellation of officer note receivable	$212	$—

Common stock issued in connection with employee benefit plan, net of forfeitures	$(14)	$101

Common stock issued to employees, accrued in prior period	$112	$—

Options issued to non-employees for services	$13	$(38)

Repayment of note receivable	$300	$—

See accompanying notes.

NANOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2003

1.   Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of June 30, 2003, consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2003 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

       Net Loss per Share

       The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period and dilutive common shares outstanding (outstanding stock options and warrants) computed using the treasury stock method. The weighted average common shares outstanding during the period does not include those shares issued pursuant to the exercise of stock options prior to vesting and shares issued under the Company’s 401K benefit plan prior to vesting. Due to the losses incurred by the Company during the three and six months ended June 30, 2003 and 2002, common stock equivalents resulting from the assumed exercise of outstanding stock options and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

       Recent Accounting Pronouncements

       In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The adoption of any transition alternative to changes to the fair value based method of accounting for stock-based compensation will have a material impact on the Company’s results of operations and financial position.

NANOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2003

         Stock-Based Compensation

        The Company measures compensation cost related to stock option plans using the intrinsic value method and provides pro forma disclosures of net loss and loss per common share as if a fair value based method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period.

       Had the compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company’s net loss and loss per common share would have been as follows (in thousands, except for loss per share):

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2003	2002	2003	2002
Net loss:
As reported	$(6,893)	$(8,521)	$(17,573)	$(16,053)
Stock-based compensation expense under fair value based method	(957)	(1,677)	(1,984)	(3,449)

Pro forma net loss	$(7,850)	$(10,198)	$(19,557)	$(19,502)

Loss per common share:
As reported	$(0.32)	$(0.39)	$(0.82)	$(0.74)
Pro forma	$(0.36)	$(0.47)	$(0.91)	$(0.90)

       The pro forma effect on net loss for the three and six months ended June 30, 2003 and 2002, respectively, is not necessarily indicative of potential pro forma effects on results for future years.

       Reclassification

       Certain prior period amounts have been reclassified to conform to current period presentation.

2.    Inventories

       Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Raw materials	$1,785	$1,062
Work in process	1,373	1,485
Finished goods	3,876	4,428

	7,034	6,975
Reserve for obsolescence	(1,968)	(2,258)

	$5,066	$4,717

       Finished goods includes $2.7 million and $3.2 million of NanoChip® Molecular Biology Workstations (“NanoChip® Workstations”) at June 30, 2003 and December 31, 2002, respectively, that are installed at customer sites where title has not transferred to the customer. The majority of these instruments are placed at customer sites under development site agreements. Under these arrangements, a NanoChip®Workstation is placed at a customer site for a period normally between six and twelve months for the purpose of developing content and optimizing assays

NANOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2003

which may result in the creation or enhancement of intellectual property that the Company may license in the future. The customer has the option to purchase the NanoChip® Workstation during the period of the arrangement or at its expiration. The Company provides warranty for these NanoChip® Workstations as well as insures them during the development site period. Development site customers are normally required to purchase any cartridges to be used on the instrument from the Company during the development site period. As of June 30, 2003, the Company had a total of 22 NanoChip® Workstations under agreements whereby the Company retains title to the Workstation. The Company classifies this inventory as consignment inventory and includes this within finished goods. The Company accrues refurbishment costs for each unit included in consignment inventory for the purpose of resale in the event the unit is returned under this arrangement. This reserve totaled $409,000 and $489,000 at June 30, 2003 and December 31, 2002, respectively. In addition, the Company has recorded a reserve related to the older production units that may be deemed obsolete or may be sold to the customer at a discount due to the depreciation of the unit during the development site period. This reserve totaled $1.1 million at June 30, 2003 and $1.6 million at December 31, 2002.

         The Company’s manufacturing agreement with Hitachi, Ltd. (“Hitachi”) requires that the Company provide annual purchase commitments to Hitachi for NanoChip® Workstations. As of June 30, 2003, the Company had commitments to purchase approximately $1.4 million in NanoChip® Workstations from Hitachi for shipments of product through August 31, 2003. At June 30, 2003, the inventory under our purchase commitment with Hitachi is within our expected usage levels based upon current and estimated future demands.

3. Comprehensive Loss

         SFAS No. 130, “Reporting Comprehensive Income,” requires the Company to report, in addition to net loss, comprehensive loss and its components. A summary is as follows (in thousands):

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2003	2002	2003	2002
Comprehensive loss:
Net unrealized gain / (loss)	$440	$(127)	$(4,249)	$(627)
Foreign currency translation adjustment	115	479	195	626
Net loss	(6,893)	(8,521)	(17,573)	(16,053)

Comprehensive loss	$(6,338)	$(8,169)	$(21,627)	$(16,054)

4. Collaborative Alliances

Hitachi, Ltd.

         Manufacturing Agreements

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

NANOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2003

at its San Diego, California facility for distribution worldwide. The Company also retained the right to form other manufacturing and distribution agreements.

         Pursuant to our manufacturing agreement with Hitachi, the Company is required to provide annual purchase commitments to Hitachi for NanoChip® Workstations. As of June 30, 2003, the Company had a commitment to purchase approximately $1.4 million in NanoChip® Workstations from Hitachi for shipments of product through August 31, 2003.

         In June 2003, the Company entered into another manufacturing agreement with Hitachi for the manufacture of a new clinical instrument being developed under the collaborative research agreement (described below). Pursuant to the 2003 manufacturing agreement, Hitachi will manufacture the new clinical instrument, when development is completed, exclusively for the Company for worldwide distribution. Once production instruments are received by the Company, the Company is required to meet certain annual purchase commitments for the new instrument.

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

         In July 2003, the Company received a verbal indication from Hitachi that it intends to exercise its right to terminate the collaborative research agreement in accordance with the terms of the agreement. To date, the Company has received no formal notice of termination. If Hitachi exercises its right to terminate this agreement, the repayment due Hitachi representing fifty percent of all Hitachi provided funding is not accelerated. Neither Nanogen nor Hitachi has terminated any of the other agreements between the companies. Based on joint discussions, Nanogen and Hitachi have determined to focus their joint efforts on the development and manufacture of a new clinical instrument. Nanogen and Hitachi will continue to be jointly responsible for development of the new clinical instrument. Hitachi is responsible for world-wide manufacturing of the instrument and will have distribution rights for the new instrument in Japan. Nanogen is responsible for development of assays and for marketing and sales except in Japan.

         Sponsored research revenue recognized under this agreement totaled $375,000 and $750,000 for the three and six months ended June 30, 2003, respectively, and $313,000 and $626,000 for the three and six months ended June 30, 2002, respectively. In accordance with SFAS No. 68, the Company records sponsored research revenue under this arrangement as expenses are incurred not exceeding scheduled payments under the agreement. The Company

NANOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2003

records a long-term liability for fifty percent of the funds received from Hitachi upon the receipt of such funds. The amount owed to Hitachi for proceeds received under this agreement was $3.0 million at June 30, 2003 and December 31, 2002. The current portion of the long-term liability remains immaterial as payment amounts due under this obligation are determined as a percentage of the Company’s gross NanoChip® Cartridge sales which have not been significant to date. As such, the Company has classified the entire balance of this obligation as a long-term liability.

         Service Agreement

         In October 2000, the Company entered into an agreement with Hitachi for the service by Hitachi of the NanoChip® Molecular Biology Workstations in the United States after sale or placement by the Company with the Company’s customers. The Company pays an agreed-upon amount (as specified in the agreement) to Hitachi for annual service for each Workstation covered under the agreement. Nanogen amortizes the cost of the warranty agreement over the service period. As the Company provides the first year of warranty at no charge to the customer, the Company defers the portion of the Workstation sale revenue that relates to the warranty agreement. This deferred revenue is then amortized into revenue ratably over the annual service period. In subsequent years, the customer can pay an annual service fee to the Company and the Company will in turn pay Hitachi the annual service amount as specified in the agreement. The amount charged to the customer by the Company is based upon the cost of the service (i.e. the payment to Hitachi) plus an industry accepted profit margin for comparable service on similar types of products. Both the service revenue and the service expense are amortized ratably over the service period, generally one year.

         Aventis Research and Technologies

         In June 2001, the Company entered into agreements with Hoechst AG (“Aventis”) to create a new company, Nanogen Recognomics GmbH (“Nanogen Recognomics”). Nanogen Recognomics was established to develop new products and applications for the NanoChip® System. Nanogen Recognomics is sixty percent owned by the Company and forty percent owned by Aventis and is based in Frankfurt, Germany. Aventis provided the first $5 million of funding for the operations of Nanogen Recognomics and also contributed intellectual property in the form of eighteen patents. The Company is also required to spend an aggregate of $5.5 million, at the rate of $1.1 million per year beginning April 1, 2001, for its own general technology development which benefits the commercialization and development of potential Nanogen Recognomics products. This funding is recorded as research and development expense in the Company’s statement of operations as incurred. The amounts contributed by Aventis are spent by the joint venture and reported in the operating results of the joint venture. Aventis has no further commitments to provide funding beyond the first five years of operation. In addition, Nanogen Recognomics will own several patent applications filed jointly by the Company and Aventis. The Company has licensed certain aspects of its NanoChip® technology to Nanogen Recognomics and will seek to commercialize new products and applications developed by Nanogen Recognomics. Aventis retains the right to utilize the former Aventis patent portfolio in fields outside of Nanogen Recognomics. In conjunction with the agreement to form Nanogen Recognomics, the Company issued a warrant to Aventis to purchase 315,863 shares of common stock exercisable through July 17, 2006 at an agreed upon price of $9.828 per share. The value of this warrant, as determined by the Black-Scholes valuation model, was $1.2 million, is included in other assets in the accompanying consolidated financial statements and is being amortized over a two and a half year period, the estimated period for which the $5 million in funding will provide for operating expenses. Assumptions used in determining the value of the warrant were as follows: dividend yield of 0%, expected volatility of 70%, risk-free interest rate of 6.5%, expected life of 5 years, stock price of $6.79 per share, and an exercise price of $9.828 per share. In June 2003, the Company issued a warrant to Aventis pursuant to the joint venture agreement to purchase 323,850 shares of common stock exercisable through June 2008 at an agreed upon price of $5.618 per share. The value of this warrant, as determined by the Black-Scholes valuation model, was $700,000 and is included in other assets in the accompanying consolidated financial statements and is being amortized over a seven month period, the remaining estimated period for which the $5 million in funding will provide for operating expenses. Assumptions used

NANOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2003

in determining the value of the warrant were as follows: dividend yield of 0%, expected volatility of 84%, risk-free interest rate of 2.3%, expected life of 5 years, stock price of $3.70 per share, and an exercise price of $5.618 per share. In the event Nanogen Recognomics should run out of funds, the Company is required pursuant to the agreement to take over wind-down costs and the Company may restructure Nanogen Recognomics to hold the original patents contributed by Aventis and any jointly owned patents. The restructured company will collect royalties, if any, and pay the equity owners accordingly. Our exclusive commercialization license will continue for 10 years after restructuring.

         The results of operations for Recognomics are fully consolidated in the Company’s financial statements. The total operating loss of Recognomics is reflected as a reduction of the “minority interest in consolidated subsidiary” liability account. The operating loss of Recognomics totaled $558,000 and $1.1 million for the three and six months ended June 30, 2003, respectively, and $422,000 and $1.0 million for the three and six months ended June 30, 2002, respectively.

5. Litigation

         In September 2002, the Company entered into a settlement agreement with CombiMatrix Corp. (“CombiMatrix”) and Dr. Donald Montgomery concluding pending litigation in the U.S. District Court for the Southern District of California. Pursuant to the settlement agreement, Nanogen agreed to drop its claims against CombiMatrix and Dr. Montgomery that include certain causes of action relating to US patent Nos. 6,093,302 and 6,280,595 (the “patented technology”) that were assigned by Dr. Montgomery, an ex-Nanogen employee, to CombiMatrix in 1995 and assertions relating to other matters. In exchange, CombiMatrix agreed to pay $1.0 million as a reimbursement of legal costs; issue 4,016,346 shares of CombiMatrix tracking common stock that as of December 18, 2002 became publicly tradable on the Nasdaq National Market and were initially valued upon receipt at $10.8 million, which represents seventeen and one-half percent (17.5%) of its outstanding common stock; and make royalty payments of twelve and one-half percent (12.5%) on sales of products by either CombiMatrix or its affiliates that incorporate the patented technology. Of the $1.0 million due the Company, $500,000 was paid in October 2002 and the remaining $500,000 is due by September 2003. Also, as part of the settlement agreement, CombiMatrix and Dr. Montgomery agreed to drop their counterclaims against Nanogen and CombiMatrix retained sole ownership of the patented technology. In February 2003, the Company sold 3,000,000 shares of CombiMatrix common stock for net proceeds totaling $4.5 million and recognized a realized loss of approximately $3.6 million during the six months ended June 30, 2003.

         The costs associated with the litigation and settlement of the CombiMatrix and Dr. Montgomery litigation matter totaled approximately $428,000 and $798,000 for the three and six months ended June 30, 2002, respectively, and no expenses relating to this litigation were recorded in 2003. A receivable totaling $500,000 has been recorded within other assets in the Company’s financial statements which represents the unpaid balance of the $1.0 million settlement as of June 30, 2003.

         In December, 2002, Oxford Gene Technologies (“OGT”) filed a complaint against the Company in the United States District Court for the District of Delaware claiming that Nanogen infringes US Patent No. 6,054,270 (the “‘270 Patent”) entitled “Analyzing Polynucleotide Sequences.” In April 2003, Nanogen filed an answer to the complaint that denies that it infringes the ‘270 Patent. Nevertheless, if the litigation continues, significant attorneys’ costs and fees could result. Although it is Nanogen’s position that OGT’s assertions of infringement have no merit, neither the outcome of the litigation nor the amount and range of potential fees can yet be assessed. No assurances can be given that the Company will prevail in the lawsuit or that it can successfully defend itself against the claim and the Company may not prevail in the action, which could have a material adverse effect on the Company.

6. Stock Transactions

         In January 2003, the Compensation Committee of the Board of Directors approved the issuance of common stock pursuant to the Company’s Stock Bonus Plan. During the six months ended June 30, 2003, the Company issued 71,610 shares of common stock under the Plan valued at approximately $112,000 based on the value of the shares at the date of issuance.

NANOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2003

         In April 2003, the Compensation Committee of the Board and the Board itself approved a revised compensation program for Board members to be in effect after the Annual Meeting of Stockholders of the Company held in June 2003. During June 2003, the Company issued, to independent Board Members, 18,426 shares of common stock valued at approximately $75,000 based on the value of the shares at the date of issuance.

7. Related Party Transactions

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

         In May 2003, the Company entered into a separation agreement with its then Chief Financial Officer. Under the terms of the agreement, the Company accrued approximately $165,000 relating to the severance costs as of June 30, 2003 which are included within the financial statements.

         Mr. Birndorf, Chief Executive Officer, owns an aircraft that is leased by a local charter aircraft company. For the six months ended June 30, 2003, the Company paid approximately $50,000 to the local charter aircraft company for the Company’s use of Mr. Birndorf’s aircraft for business related travel. Mr. Birndorf receives $1,250 per hour of usage when his aircraft is leased to outside parties. Mr. Birndorf received approximately $28,000 as a result of the Company’s use of Mr. Birndorf’s aircraft during the six months ended June 30, 2003. The Company believes that the terms of the charter arrangements are no less favorable to the Company than those that could be obtained from unrelated third parties, based on review of lease fees published by other charter aircraft companies.

NANOGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2003

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

         This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties that could cause our actual results to vary materially from those reflected in the forward-looking statements. These risks and uncertainties include possible delays in the introduction of new products, customer acceptance of existing products, price competition, the actions of competitors, infringement of intellectual property rights and licenses of the Company or others, the effects of government regulation, both foreign and domestic, availability of funded research and government contracts and grants, preservation of productive relationships with our manufacturer and collaborator Hitachi and our distributors, ability to manage our capital resources and other factors. Words such as “believes,” “anticipates,” “plans,” “estimates,” “future,” “could,” “may,” “should,” “expect,” “envision,” “potentially,” variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements contained in this Form 10-Q may include, but are not limited to, statements about matters including the following: (i) the development of the markets and demand for our products and services; (ii) our product development plans and anticipated activities designed to pursue these plans, including collaborations and other corporate partnering arrangements; (iii) our ability to derive substantial revenues from sales of products and consumable cartridges and reagents and continuing revenues from reagent rental agreements; (iv) the ability of our product platform to affect the market and become an industry standard; (v) our ability to generate license and other fee revenue in the future; (vi) the amounts we invest in research and development activities in the future; (vii) future levels of selling, general and administrative expenses and other expenses associated with our business, including the related impact on these expenses as the result of our April 2003 restructuring; (viii) future levels of interest income; (ix) any amounts we may be able to realize from the liquidation of our investments, including our investments in short-term securities; (x) operating results of joint ventures and other corporate partnering arrangements; (xi) the amounts and timing of our contractual obligations and capital commitments and (xii) our future capital needs and our ability to fund those needs. Factors that could cause or contribute to these differences include those discussed below under the caption “Factors that May Affect Results” and elsewhere in this Quarterly Report on Form 10-Q and which are described in our Annual Report on Form 10-K for the year ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

Overview

         It is our goal to become a leading provider of molecular diagnostic tests and services. We integrate advanced microelectronics and molecular biology into a core technology platform with potentially broad and diverse commercial applications. Our primary areas of focus have been in genomics and biomedical research, medical diagnostics, biodefense, forensics and drug discovery. The Company’s current commercially available products include (1) the NanoChip® Molecular Biology Workstation, an automated, multi-purpose instrument primarily used for DNA-based analyses, (2) the NanoChip® Cartridge, which incorporates the NanoChip® Electronic Microarray and provides a flexible tool for the rapid identification and precise analysis of biological test samples containing charged molecules, (3) various Analyte Specific Reagents (“ASRs”) for detecting gene mutations associated with diseases such as cystic fibrosis, Alzheimer’s disease and hereditary hemochromotosis and (4) Assay Toolbox™, a product designed to help customers develop their own assays on the NanoChip® System. The Company also has several other ASRs and applications of its proprietary technology under development including new instrumentation products. The Company provides technical support and field applications assistance to its customers.

         Since commencing operations in 1993, we have applied substantially all of our resources to our research and development programs. We have incurred losses since inception and, as of June 30, 2003, had an accumulated deficit of $163.2 million. We expect to continue to incur significant losses over at least the next few years as we attempt to further commercialize our products as well as expand the menu of applications for our current products.

         We introduced our first two products into the marketplace in 2000. While we recognized revenue from product sales during the six months ended June 30, 2003 and the years ended December 31, 2002, 2001 and 2000, significant revenues during these periods were earned under our sponsored research agreements, contracts and grants and, in 2002, a license fee valued at $10.8 million received from a litigation settlement with CombiMatrix Corp. We believe that in future periods, however, our revenue base will shift to being more product driven as our research collaboration agreement with Hitachi is expected to be terminated and new products are introduced by us to the marketplace. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to; market acceptance of the NanoChip® System; other products currently being sold by the Company and potential products under development; the type of acquisition program our potential customers may choose; whether and when new products are successfully developed and introduced by us or our competitors; the achievement of milestones under our collaborative agreements with Hitachi and various government agencies; and whether Hitachi exercises its right to terminate the collaborative research agreement. The recognition of revenue under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

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

         We offer our NanoChip® Molecular Biology Workstations under various commercial programs such as direct sales, lease arrangements, reagent rental programs and cost-per-test agreements. We also offer our Workstations to customers under development site programs that may result in one of the above commercial transactions. We sell our Workstations direct to the end user and to distributors. Revenue from the sale of consumables is recognized upon shipment and the transfer of title (f.o.b. shipping point), as we do not sell consumables with a right of return.

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

         We also recognize revenue from the sale of our NanoChip® System under reagent rental and cost-per-test transactions whereby customers pay a premium for our consumable products (NanoChip® Cartridges or ASRs) over a number of years that is intended to cover the sales price of the NanoChip® Workstation, consumables and warranty. Under a reagent rental transaction, the customer commits to purchasing a fixed minimum number of consumable products on a periodic basis for a specified period of time (i.e. a certain number of cartridges for a certain number of years). Generally, these transactions require the customer to validate a test that they have developed utilizing our instrument and reagents. Recognition of revenue begins after the customer has completed validation. Revenue for the Workstation, consumables and warranty under reagent rental transactions is then recognized as consumable products are shipped, over a period of generally two to five years, depending on the specific customer arrangement as they may vary by customer. We reclassify the recorded value of the Workstation from inventory to fixed assets, recognizing the depreciation expense as cost of sales ratably over the period of the arrangement. Under a cost-per-test transaction, the customer agrees to purchase a certain number of consumable products on a periodic basis determined by the customer’s volume of reported test results (to third parties) from the use of our consumable products. We recognize revenue under this type of transaction at the time we receive evidence of the customer’s test results reported to third parties. Under these arrangements, we provide product warranty coverage for the Workstation over the period of the contract. Under both of these commercial transactions, the fair value of the warranty is recognized ratably over the warranty period included in the customer contract. The cost of sales related to the consumables is recorded in line with the revenue (i.e. as consumables are shipped or consumed, depending on the terms of the contract).

         We also place our NanoChip® Molecular Biology Workstations at customer sites under programs, such as development site arrangements, where title of the NanoChip® Workstation does not transfer to the customer. No revenues are recognized at the time of placement under these agreements. These arrangements are for a period normally between six and twelve months for the purpose of developing content and optimizing assays that may result in the creation or enhancement of intellectual property that we may license in the future. In addition, a primary intent of the program is for the customer to purchase the NanoChip® Workstation during the period of the arrangement or at its expiration. We provide a warranty for these NanoChip® Workstations as well as insure them during the development site period. Warranty expense is recorded ratably over the period of the arrangement within selling, general, and administrative (SG&A) expenses. Development site customers are normally required to purchase any consumables to be used on the instrument from us during the development site period. We classify this inventory as consignment inventory and include this within finished goods. We record a reserve for the refurbishment costs, recorded within SG&A, for each unit included in consignment inventory for the purpose of resale in the event the unit is returned under this arrangement. This reserve totaled approximately $409,000 and $489,000 at June 30, 2003 and December 31, 2002, respectively, and is included in accrued liabilities. In addition, we have recorded a reserve related to the older production units that may be deemed obsolete or sold to the customer at a discount due to the age of the unit during the development site period. Transactions under these types of programs do not result in the recognition of revenue. However, if the customer opts to purchase the NanoChip® Workstation at any time, sales revenue is recognized upon receipt of a purchase order. Cost of sales for the Workstation is provided for at the time revenue is recognized. For the three and six months ended June 30, 2003, we converted two development site agreements to sales.

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

       Inventory

         We reduce the carrying value of our inventory, including NanoChip® Molecular Biology Workstations placed under development site arrangements, for estimated obsolescence or non-marketability after considering future purchase commitments, the potential impact of next generation instruments, and based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

       Intangible Assets

         We have intangible assets related to acquired technology rights. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

Results of Operations

Revenues

         Product Revenues. For the three and six months ended June 30, 2003, sales totaled $662,000 and $890,000, respectively, compared to $1.1 million and $1.9 million for the three and six months ended June 30, 2002, respectively. Product sales revenue during the three and six months ended June 30, 2003 included the sale of four and four and one half (a partial unit) NanoChip® Molecular Biology Workstations, respectively as well as sales of NanoChip® Cartridges, reagents and warranty revenue. The increased number of units sold during the second quarter of 2003 as compared to the first quarter of 2003 is the result of clinical laboratory customers beginning to evaluate and purchase the Company’s products subsequent to our launch of six new products during the first quarter that are targeted at the clinical reference laboratory customer. Sales revenue during the three months ended June 30, 2002 included the sale of eight NanoChip® Molecular Biology Workstations as well as sales of NanoChip® Cartridges. Sales revenue for the six months ended June 30, 2002 included the sale of thirteen NanoChip® Molecular Biology Workstations, royalty revenue earned in connection with two NanoChip® Workstations which were sold in Japan by our distributor, Hitachi, Ltd. and sales of NanoChip® Cartridges. The sale of instruments was the major source of product revenue in both of these periods. All revenue recorded related to sales of our NanoChip® Molecular Biology Workstation resulted from outright sales transactions where title of the instrument passed to the customer. We offer our products to customers under several different types of acquisition programs, some of which pass title of the instrument to the customer and some of which do not pass title to the customer. Our sales revenue may vary from year to year due to, among other things, the types of acquisition programs our potential customers may choose.

         Sponsored Research. For the three and six months ended June 30, 2003, revenues from sponsored research totaled $375,000 and $750,000, respectively, compared to $313,000 and $626,000 for the three and six months ended June 30, 2002, respectively. Revenues are primarily recorded under these arrangements as expenses are incurred. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. Sponsored research revenue recognized during the three and six months ended June 30, 2003 and 2002 represents revenue earned in connection with our development agreement entered into in July 2000 with Hitachi. We are currently on schedule with project milestones and expect sponsored research revenues from the collaboration to continue at their current level through the first quarter of 2004. During July 2003, the Company received a verbal indication from Hitachi that Hitachi intends to terminate the research collaboration agreement in accordance with the terms of that agreement. Funding by Hitachi under the collaboration agreement is expected to terminate nine months after the Company receives a written notice of termination from Hitachi.

         Contracts and Grants. We fund some of our research and development efforts through contracts and grants awarded by various federal and state agencies. Revenues are recognized under these contracts and grants as expenses are incurred, and totaled $657,000 and $1.3 million, respectively, and $534,000 and $942,000, respectively, for the three and six months ended June 30, 2003 and 2002.

         Cost of Product Sales and Gross Margins. Cost of product sales totaled $524,000 and $798,000 for the three and six months ended June 30, 2003, respectively, compared to $836,000 and $1.4 million for the three and six months ended June 30, 2002, respectively. Gross margins on product sales revenue were 21% and 10% for the three and six months ended June 30, 2003, respectively, compared to 24% and 27% for the three and six months ended June 30, 2002, respectively. Cost of product sales during the three months ended June 30, 2003 were adversely impacted by lower sales volume, underabsorbed overhead costs due to underutilized capacity, and manufacturing scrap as a result of lower yields on new products released into production. As we are still in the early stages of commercialization, we expect to continue to incur significant costs associated with excess production capacity within our manufacturing facility in 2003. In addition to underabsorbed overhead costs, cost of product sales for the three and six months ended June 30, 2003 included a reserve for obsolete inventory totaling $0 and $33,000, respectively. This reserve relates primarily to excess instrument parts and accessory items in our inventory that could potentially become obsolete prior to their consumption. If necessary, these parts will be used as replacement parts for Nanogen Systems located both internally and at customer sites. The improved gross margin for the three months ended June 30, 2003 of 21% compared to March 31, 2003 of negative 20% was primarily attributed to increased sales volume and a change in product mix. Gross margins during the three and six months ended June 30, 2002 were further impacted by sales of NanoChip® Workstations to certain customers under various discount programs, with discounts totaling approximately $145,000, and by sales to distributors that are at a discount. Gross margins in future periods may be further impaired by minimum product royalties or potential adjustments made to reflect the impairment of intangible assets related to products sold. The sale of NanoChip® Workstations is directly related to the successful validation of assays developed and implemented by clinical laboratories based on our ASRs. Should the successful validation or rate of adoption by clinical laboratories vary from our estimates, gross margins could be impacted by additional reserves for obsolete and slow moving inventory.

         Research and Development Expenses. For the three and six months ended June 30, 2003, research and development expenses totaled $4.5 million and $9.2 million, respectively, compared to $5.0 million and $9.9 million for the three and six months ended June 30, 2002, respectively. During these periods, research and development expenses included the cost of salaries and benefits for scientific, engineering and operations personnel, costs associated with improving and refining our current products as well as development of potential new products and protocols, lab supplies, consulting, travel, facilities, and other expenditures associated with our research and product development activities. For the three and six months ended June 30, 2003 research and development activities primarily related to the development of new ASRs and new instrumentation products. Based on restructuring that occurred in April 2003, we anticipate research and product development costs to decline from amounts experienced during the six months ended June 30, 2003.

         Selling, General and Administrative Expenses. For the three and six months ended June 30, 2003, selling, general and administrative expenses totaled $4.1 million and $8.2 million, respectively, compared to $5.3 million and $9.9 million for the three and six months ended June 30, 2002, respectively. Selling, general and administrative expenses include salaries, benefits, consulting, travel and other expenditures related to executive, legal, finance, human resources, sales and marketing personnel. In addition, these expenses include costs related to enhancing and maintaining our intellectual property portfolio. The decline in selling, general, and administrative expense for the three and six months ended June 30, 2003 as compared to the same period during the prior year is primarily the result of decreased expenditures associated with the launch of products and other cost reduction measures taken during the year. Based on restructuring that occurred in April 2003, we anticipate that selling, general and administrative expenses to decline from amounts experienced during the six months ended June 30, 2003.

         Litigation and Settlement of Patent Matter, Net. For the three and six months ended June 30, 2002, litigation and settlement of patent matter totaled $428,000 and $798,000, respectively. The costs incurred in 2002 related to a dispute with CombiMatrix and Dr. Montgomery. As a settlement between all parties was reached in September 2002, there were no expenses related to this matter in 2003.

         Interest Income, Net. For the three and six months ended June 30, 2003, net interest income totaled $113,000 and $308,000, respectively, compared to $586,000 and $1.3 million, respectively, for the three and six months ended June 30, 2002. The decrease in net interest income is a result of lower average cash and investment balances as well as lower yields on outstanding cash and investment balances during the three and six months ended June 30, 2003 when compared to the three and six months ended June 30, 2002. Based on the continued consumption of cash and short-term investments to augment operating activities, we expect net interest income to continue to decline during the remainder of 2003.

         Minority Interest in Loss of Consolidated Subsidiary.  We had losses relating to our majority-owned subsidiary, Nanogen Recognomics GmbH, for the three and six months ended June 30, 2003, of $558,000 and $1.1 million, respectively, compared to $422,000 and $983,000 for the three and six months ended June 30, 2002, respectively. Since this subsidiary is primarily engaged in research and does not generate any significant revenue, we expect to experience continued losses with the majority-owned subsidiary similar to levels incurred during 2002. These losses are funded by the investment from minority interest investors and are therefore offset against the minority interest balance in the respective balance sheet.

Liquidity and Capital Resources

         At June 30, 2003, we had $28.5 million in cash, cash equivalents and short-term investments, compared to $52.7 million at December 31, 2002. The decrease is primarily due to cash used in operations during the six months ended June 30, 2003 totaling $15.5 million and realized and unrealized losses in short-term investments of approximately $7.8 million related primarily to CombiMatrix securities. While the CombiMatrix securities are included within short-term investments, we expect significant market value fluctuations in this investment that had a market value of approximately $2.4 million at June 30, 2003.

         Net cash used in operating activities was $15.5 million and $13.6 million for the six months ended June 30, 2003 and 2002, respectively. Cash used for operations during the six months ended June 30, 2003 was primarily related to costs associated with commercializing our products, including the expansion, development and support of our sales and marketing organization; the procurement of inventory pursuant to our manufacturing arrangement with Hitachi, Ltd; support of our continuing research and development efforts including development of the ASRs which may be used by customers to develop tests for the detection of mutations in the CFTR gene associated with cystic fibrosis, the ASRs for mutations in the HFE gene associated with the hereditary hemochromotosis, and the other ASRs and other products recently introduced by Nanogen; and legal fees relating to establishing, maintaining and defending our intellectual property portfolio.

         Net cash provided by investing activities was $11.9 million and $14.2 million for the six months ended June 30, 2003 and 2002, respectively. We purchase short-term investments in order to enhance the yield on our cash balances. These securities mature from time to time or are sold to fund operating expenses.

         We fund some of our equipment acquisitions and leasehold improvements through capital leasing facilities. As of June 30, 2003, we had approximately $242,000 of available funding under our equipment lease lines which expires September 2003. We are in the process of seeking new equipment lease financing. If we are unable to obtain such financing, we will need to fund new equipment purchases from our existing cash resources which will further reduce cash available for other operating activities.

         Our manufacturing agreement for the Molecular Biology Workstation with Hitachi, Ltd. requires that we provide annual purchase commitments to Hitachi for NanoChip® Molecular Biology Workstations. As of June 30, 2003, we had commitments to purchase approximately $1.4 million in NanoChip® Workstations from Hitachi for shipments of product through August 31, 2003. At June 30, 2003, the inventory under our purchase commitment with Hitachi is within our expected usage levels based upon current and estimated future demands.

         We are a party to development site agreements with various entities and to license agreements under which we acquired rights to pay license fees, annual minimum royalties or product royalties for any customer owned or licensed intellectual property used to develop any Nanogen commercial products. None of these agreements individually are considered material.

         We are also party to transactions known as reagent rentals and cost-per-test agreements. Under these types of transactions, we place a workstation at a customer site with no upfront cost to the customer. The value of the instrument is typically recaptured through a contracted stream of future reagent sales, sold at a premium to cover the cost of the system. Many of our reagent rentals and cost-per-test agreements entered into to date require customer acceptance of our CFTR ASRs as a pre-condition to this commitment. These reagent rentals and cost-per-test agreements might have an adverse impact on our short-term instrument sales revenue and cash flow as the revenues and cash received under these agreements are over the life of the contract, which is typically three to five years, as reagents are shipped to the customer.

         We expect that our existing capital resources, combined with anticipated revenues from potential product sales, reagent rentals, leases or other types of acquisition programs for the NanoChip® System, sponsored research agreements, contracts and grants will be sufficient to support our planned operations for at least one year from the date of this filing based on our reduced rate of expenditures as a result of cost reduction measures implemented during April 2003. This estimate of the period for which we expect our available sources of liquidity to be sufficient to meet our capital requirements is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. Our future liquidity and capital funding requirements will depend on numerous factors including, but not limited to, commercial success of our products, or lack thereof, of our current products, the extent to which our products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding our potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to our business and any litigation related thereto, the results of clinical trials, competitive developments, and our ability to maintain existing collaborations, whether Hitachi exercises its right to terminate the collaborative agreement, and our ability to enter into additional collaborative arrangements. We have incurred negative cash flow from operations since inception and do not expect to generate positive cash flow to fund our operations for at least the next several years. We may need to raise additional capital to fund our research and development programs, to scale-up manufacturing activities and expand our sales and marketing efforts to support the commercialization of our products under development. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         Short-term investments.  We invest our excess cash in short-term, interest-bearing investment-grade securities that primarily are held for the duration of the term of the respective instrument. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not generally subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. As a result of litigation settlement in 2002, we received shares of CombiMatrix securities which are included within short-term investments. We expect significant market value fluctuations in this investment that had a market value of approximately $2.4 million at June 30, 2003.

         Foreign currency rate fluctuations.  The functional currency for our Netherlands and German subsidiaries is the U.S. dollar and euro, respectively. The German subsidiary’s accounts are translated from the euro to the US dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded in accumulated other comprehensive income in the consolidated financial statements included herein. In certain instances, our subsidiaries conduct business with customers and vendors in euros or in other local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European customers and vendors. The net tangible assets of our subsidiaries, excluding intercompany balances, is $2.0 million at June 30, 2003.

Item 4.   Controls and Procedures

         The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures and have concluded that such disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

(i)	this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

(ii)	the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

         There have been no significant changes in the Company’s internal controls or in other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

(a)   Evaluation of Disclosure Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b)   Changes in Internal Control Over Financial Reporting

        There have been no significant changes in internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

         Please see discussion of legal proceedings at note 6 in the Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 2.   Changes in Securities

          (c)  Pursuant to a joint venture agreement between Hoechst AG (“Aventis”) and us entered into in June 2001, we issued a warrant in June 2003 to purchase 323,850 shares of common stock exercisable through June 2008 at an agreed upon price of $5.618 per share.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)        On June 12, 2003, the Registrant held its Annual Meeting of Stockholders.

          (b)        As listed below, all of management’s nominees for directors were elected at the meeting:

Name of Nominee	No. of Votes For	No. of Votes Withheld

David R. Schreiber	14,738,473	905,831
Stelios B. Papadopoulos	14,738,492	905,812

In addition, directors whose terms of office continue after the Annual Meeting are: Howard C. Birndorf, Val Buonaiuto, David Ludvigson, and Robert E. Whalen.

(c)	(1)	The proposal to amend the Company’s 1997 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,000,000 was approved with 14,110,151 shares voting in favor, 1,471,376 shares voting against, and 62,777 shares abstaining.

	(2)	The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2003 was ratified with 15,504,816 shares voting in favor, 88,761 shares voting against, and 50,727 shares abstaining.

Item 5.   Other Information

        On July 18, 2003, David Ludvigson resigned as a member of the Company's Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2	Certifications of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities

Exchange Act of 1934, as amended.)

          (b)      Reports on Form 8-K

(i)	On May 1, 2003, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing financial results for the quarter ended March 31, 2003.
(ii)	On May 22, 2003, we furnished a Current Report on Form 8-K to the SEC, announcing changes in senior management.

NANOGEN, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOGEN, INC.

Date	August 12, 2003	/s/ HOWARD C. BIRNDORF

Howard C. Birndorf
Chairman of the Board,
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date	August 12, 2003	/s/ DAVID LUDVIGSON

David Ludvigson
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

NANOGEN, INC.
EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer Required by Rule 13a-14(b) of the Securities
Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities
Exchange Act of 1934, as amended.)
32.2	Certifications of Chief Financial Officer Required by Rule 13a-14(b) of the Securities
Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities
Exchange Act of 1934, as amended.)