Form 10-Q
period 2004-06-30
NANOGEN INC
filed 2004-08-16
CIK 1030339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2004

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

As of August 12, 2004, 33,848,511 shares of the Registrant’s Common Stock were outstanding.

NANOGEN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NANOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,543	$8,550
Short-term investments	51,777	20,564
Receivables, net	1,860	1,415
Inventories, net	2,706	4,774
Other current assets	1,673	1,590

Total current assets	66,559	36,893
Property and equipment, net	7,372	4,276
Acquired technology rights, net	1,983	2,508
Other assets, net	1,549	172
Goodwill	10,462	—

	$87,925	$43,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,889	$290
Accrued liabilities	3,240	4,519
Deferred revenue	404	469
Current portion of capital lease obligations	552	743

Total current liabilities	6,085	6,021
Capital lease obligations, less current portion	545	586
Other long-term liabilities	5,451	4,419

Total long-term liabilities	5,996	5,005
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2004 (unaudited) and December 31, 2003	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 34,846,250 and 24,867,325 shares issued and outstanding at June 30, 2004 (unaudited) and December 31, 2003, respectively	34	25
Additional paid-in capital	271,645	209,014
Accumulated other comprehensive income	(226)	1,136
Deferred compensation	(170)	(175)
Accumulated deficit	(194,517)	(176,255)
Treasury stock, at cost, 500,189 shares at June 30, 2004 (unaudited) and December 31, 2003	(922)	(922)

Total stockholders’ equity	75,844	32,823

	$87,925	$43,849

See accompanying notes.

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Product sales	$477	$662	$1,609	$890
License fees	38	—	190	—
Sponsored research	125	375	500	750
Contracts and grant	478	657	978	1,254

Total revenues	1,118	1,694	3,277	2,894
Operating expenses:
Cost of product sales	1,940	524	2,854	798
Research and development	4,040	4,483	8,388	9,193
Selling, general and administrative	4,234	4,130	7,809	8,196
Charge for acquired in-process research and development	3,758	—	3,758	—

Total operating expenses	13,972	9,137	22,809	18,187

Loss from operations	(12,854)	(7,443)	(19,532)	(15,293)
Interest income, net	129	113	231	308
Other income	(100)	11	(120)	43
Gain (loss) on sale of investments	(6)	32	(6)	(3,568)
Gain (loss) on sale on foreign currency translation	(17)	(11)	1,204	(16)
Loss on sale of fixed assets	(41)	(153)	(41)	(153)
Minority interest in loss of consolidated subsidiary	—	558	—	1,106

Net loss	$(12,889)	$(6,893)	$(18,264)	$(17,573)

Net loss per share – basic and diluted	$(0.39)	$(0.32)	$(0.61)	$(0.82)

Number of shares used in computing net loss per share – basic and diluted	32,798	21,543	29,870	21,492

See accompanying notes.

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30
	2004	2003
Operating activities:
Net loss	$(18,264)	$(17,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,795	2,062
Charge for acquired in-process research and development	3,758	—
Inventory reserves	1,525	5
Loss on disposal of fixed assets	—	153
Accretion related to short-term investments	95	121
Foreign currency translation gain	(1,204)	—
Stock-based compensation expense	4	113
Minority interest in loss of consolidated subsidiary	—	(1,106)
Loss on sale of short-term investments	6	3,568
Changes in operating assets and liabilities:
Receivables	(27)	(134)
Inventories	463	(800)
Other assets	(492)	(576)
Accounts payable	(4)	(539)
Accrued liabilities	(2,752)	(662)
Deferred revenue and other long-term liabilities	(65)	(129)

Net cash used in operating activities	(15,162)	(15,497)
Investing activities:
Purchase of short-term investments	(38,591)	(5,112)
Acquisition of business, net of cash acquired	(1,370)	—
Funding of bridge notes receivable related to acquired business	(998)
Proceeds from sale and maturities of short-term investments	7,126	17,705
Purchase of equipment, net	(149)	(720)
Acquired technology rights	—	(3)

Net cash provided by (used in) investing activities	(33,982)	11,870
Financing activities:
Principal payments on capital lease obligations	(238)	(437)
Proceeds from development partner	441	—
Issuance of common stock, net	48,906	156

Net cash provided by (used in) financing activities	49,109	(281)

Effect of exchange rate changes	28	190

Decrease in cash and cash equivalents	(7)	(3,718)
Cash and cash equivalents at beginning of period	8,550	9,353

Cash and cash equivalents at end of period	$8,543	$5,635

Supplemental disclosure of cash flow information:
Interest paid	$57	$103

Supplemental schedule of noncash investing and financing activities:
Acquisition of business in exchange for common stock, including related assumption of stock options and warrants	$13,720	$—

Warrant issued for research and development collaboration	$—	$700

Unrealized loss on investments	$(145)	$(4,249)

See accompanying notes.

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of June 30, 2004, consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 are unaudited, but include all adjustments (consisting of normal recurring adjustments, except for a $1.5 million inventory charge discussed elsewhere herein, and entries related to the acquisition of SynX Pharma Inc., including a $3.8 million charge to in-process research and development also discussed elsewhere herein) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2004 and 2003 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Nanogen, Inc. Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Basis of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of: Nanogen, Inc.; its wholly-owned subsidiaries SynX Pharma Inc. (“SynX”), Nanogen Europe B.V. and Nanotronics, Inc.; as well as its majority owned subsidiary, Nanogen Recognomics (collectively, the “Company”). SynX’s accounts and operating results are included beginning on April 21, 2004, the date of acquisition. All significant intercompany transactions have been eliminated.

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

Net Loss per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, and in the periods they are dilutive, common equivalent shares for outstanding stock options and warrants computed using the treasury stock method. The weighted average common shares outstanding during the period does not include those shares issued pursuant to the exercise of stock options prior to vesting and shares issued under the Company’s 401K benefit plan prior to vesting. In loss periods, common stock equivalents are excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

Stock-Based Compensation

The Company measures compensation cost related to stock option plans using the intrinsic value method and provides pro forma disclosures of net loss and loss per share as if a fair value based method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period.

Had the compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company’s net loss and loss per common share would have been as follows (in thousands, except for loss per share):

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2004	2003	2004	2003
Net loss:
As reported	$(12,889)	$(6,893)	$(18,264)	$(17,573)
Stock-based compensation expense under fair value based method	(1,238)	(957)	(2,182)	(1,984)

Pro forma net loss	$(14,127)	$(7,850)	$(20,446)	$(19,557)

Loss per share:
As reported	$(0.39)	$(0.32)	$(0.61)	$(0.82)
Pro forma	$(0.43)	$(0.36)	$(0.68)	$(0.91)

The pro forma effect on net loss for the three and six months ended June 30, 2004 and 2003 is not necessarily indicative of potential pro forma effects on results for future years.

Warranty

The Company provides product warranty coverage under direct sale and reagent rental transactions related to NanoChip® Molecular Biology Workstations. Additionally, the Company provides warranty coverage on products that are placed at customer sites under programs such as development site arrangements. A liability is recorded at the time products are shipped. Changes in the Company’s warranty liability were as follows (in thousands):

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2004	2003	2004	2003
Balance at beginning of period	$117	$180	$159	$190
Warranty additions	13	90	54	182
Payments to warranty service provider	(25)	(33)	(108)	(135)

Balance at end of period	$105	$237	$105	$237

2. Business Combination

On April 21, 2004, the Company acquired all the outstanding shares of SynX Pharma Inc. (“SynX”) in an all-stock transaction by way of a court-approved plan of arrangement. Based in Toronto, Canada, SynX leverages proteomic and biomarker research to develop a line of point-of-care diagnostic tests. As a result of this acquisition, the Company expects to enter the point-of-care diagnostic market, initially using the research and development and products of SynX. Nanogen believes that the future markets for advanced diagnostics will include research and clinical reference labs as well as the point-of-care market. Historically, Nanogen has addressed the research and clinical reference lab market. In addition sales and marketing synergies are anticipated as SynX’s line of point-of-care products may be sold into the clinical reference labs market. In the future, Nanogen anticipates developing microarray products to address all of these markets.

The results of operations of SynX have been included in the accompanying consolidated financial statements from the date of acquisition. The total cost of the acquisition is estimated as follows (in thousands, unaudited):

Nanogen common stock exchanged	$12,493
Assumption of warrants	865
Assumption of stock options	362
Bridge credit facility	998
Direct transaction costs	857

Total estimated purchase price	$15,575

The allocation of the above purchase price is preliminary (pending) receipt of such items as a final asset appraisal and final transaction related invoices) and estimated to be as follows (in thousands, unaudited):

Fair value of net tangible assets acquired	$1,061
Fair value of intangible assets acquired	4,052
Goodwill	10,462

Total estimated purchase price	$15,575

Purchased intangibles include in-process research and development of $3,758,000, and an indefinite lived asset related to acquired trade names of approximately $294,000. The $3.8 million assigned to acquired in-process research and development was recorded as an expense in the statement of operations for the three and six months ended June 30, 2004. Operations in a market niche that is complimentary and operational and technological synergies were among the factors that contributed to a purchase price resulting in the recognition of goodwill.

Pro Forma Information

The following unaudited pro forma information assumes that the April 21, 2004 acquisition of SynX occurred on January 1, 2004. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect as of the periods indicated, or of future results of operations. The unaudited pro forma results for the three and six months ended June 30, 2004 and 2003, are as follows (in thousands, except per share data):

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2004	2003	2004	2003
Revenues	$1,147	$2,449	$3,561	$5,955
Net loss (1)	$(13,818)	$(8,590)	$(21,248)	$(19,450)
Loss per share (basic and diluted)	$(0.42)	$(0.37)	$(0.69)	$(0.84)

(1)	Includes $3.8 million for the write-off of in-process research and development costs for the three and six months ended June 30, 2004.

3. Inventories

Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
	(unaudited)
Raw materials	$1,234	$1,469
Work in process	2,303	1,745
Finished goods	3,288	4,043

	6,825	7,257
Reserve for excess and obsolete	(4,119)	(2,483)

	$2,706	$4,774

During the three months ended June 30, 2004, the Company increased its reserve related to its inventory of NanoChip® Molecular Biology Workstations and accessory items by $1,525,000. This charge is reflected as additional cost of sales during the period.

Finished goods includes $1.6 million and $1.7 million of NanoChip® Molecular Biology Workstations (“NanoChip® Workstations”) at June 30, 2004 and December 31, 2003, respectively, that are installed at customer sites where title has not transferred to the customer. The majority of these instruments are placed at customer sites under development site agreements. Under these arrangements, a NanoChip® Workstation is placed at a customer site for a period normally between six and twelve months for the purpose of developing content and optimizing assays which may result in the creation or enhancement of intellectual property that the Company may license in the future. The customer has the option to purchase the NanoChip® Workstation during the period of the arrangement or at its expiration. The Company provides warranty for these NanoChip® Workstations as well as insures them during the development site period. Development site customers are normally required to purchase any cartridges to be used on the instrument from the Company during the development site period. As of June 30, 2004, the Company had a total of 20 NanoChip® Workstations under agreements whereby the Company retains title to the Workstation. The Company classifies this inventory as consignment inventory and includes this within finished goods. The Company accrues refurbishment costs for each unit included in consignment inventory for the purpose of resale in the event the unit is returned under this arrangement. This reserve totaled $134,000 and $197,000 at June 30, 2004 and December 31, 2003, respectively. In addition, the Company has recorded a reserve related to the older production units that may be deemed obsolete or may be sold to the customer at a discount due to the depreciation of the unit during the development site period. This reserve, related to instruments installed at customer sites where title has not transferred to the customer, totaled $735,000 at June 30, 2004 and $1.1 million at December 31, 2003.

The Company’s manufacturing agreement with Hitachi, Ltd. (“Hitachi”) requires that the Company provide annual purchase commitments to Hitachi for the next generation of NanoChip® Workstations. As of June 30, 2004, the Company had commitments to purchase approximately $1.5 million in next generation instruments from Hitachi through January 31, 2005.

4. Licensed Technology

The Company has acquired various licenses to technologies which are incorporated into certain of the Company’s current products or products under development. The Company capitalizes the cost (which includes cash and equity consideration) in conjunction with the acquisition of these licenses and amortizes the cost over the expected life of the product.

As a result of the SynX acquisition, the Company gained access to a cross-licensing agreement between Roche Diagnostics and SynX entered into in July 2003. The Company has a non-exclusive world-wide license in the field of point-of-care diagnostics relating to the development, manufacture and marketing of immunoassays for point-of-care diagnostics that detect the congestive heart failure marker NT-proBNP and granted Roche Diagnostics a non-exclusive world-wide license on the Company’s improvement of the technology relating to the development, manufacture and marketing of immunoassays that detect the congestive heart failure marker NT-proBNP. As of June 30, 2004, the Company had a remaining obligation of $1 million under the agreement which was subsequently paid in July 2004. The estimated value of the license was included as a component of the $3.8 million acquired in-process research and development line item that was expensed upon consummation of the acquisition.

5. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires the Company to report, in addition to net loss, comprehensive loss and its components. A summary is as follows (in thousands):

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2004	2003	2004	2003
Comprehensive loss:
Net unrealized gain / (loss) on short-term investments	$(141)	$440	$(145)	$(4,249)
Foreign currency translation adjustment	(96)	115	(1,217)	195
Net loss	(12,889)	(6,893)	(18,264)	(17,573)

Comprehensive loss	$(13,126)	$(6,338)	$(19,626)	$(21,627)

6. Collaborative Alliances

Hitachi, Ltd.

Manufacturing Agreement

In June 2003, the Company entered into a manufacturing agreement with Hitachi for the manufacture of a new instrument being developed under the collaborative research agreement (described below). Hitachi will manufacture the new instrument, when development is completed, exclusively for the Company for worldwide distribution. Once production instruments are received by the Company, the Company is required to meet certain annual purchase commitments for the new instrument. As of June 30, 2004, the Company had a commitment to purchase approximately $1.5 million in next generation instruments from Hitachi through January 31, 2005.

Research Collaboration Agreement

In July 2000, the Company executed an agreement with Hitachi, Ltd., Nissei Sangyo Co. Ltd. and Hitachi Instruments Service Co. Ltd. of Japan (collectively, “Hitachi”) to develop, manufacture and distribute additional potential products based on the parties’ proprietary technologies, potentially including, among other things, reduced-size instruments for genetic testing, integrated amplification and point-of-care detection. Pursuant to the terms of the agreement, the Company must repay to Hitachi fifty percent of all funding provided by Hitachi over an indefinite period of time. Repayment amounts are determined as a percentage of the Company’s gross NanoChip® Cartridge sales until the liability is paid in full.

Sponsored research revenue recognized under this agreement totaled $125,000 and $500,000 for the three and six months ended June 30, 2004, respectively, and $375,000 and $750,000 for the three and six months ended June 30, 2003, respectively. In accordance with SFAS No. 68, the Company records sponsored research revenue under this arrangement as expenses are incurred, in amounts not exceeding scheduled payments under the agreement. The Company records a long-term liability for fifty percent of the funds received from Hitachi upon the receipt of such funds. The amount owed to Hitachi for proceeds received under this agreement was $4.9 million and $4.3 million at June 30, 2004 and December 31, 2003, respectively. The current portion of the long-term liability remains immaterial as payment amounts due under this obligation are determined as a percentage of the Company’s gross NanoChip® Cartridge sales which have not been significant to date. As such, the Company has classified the entire balance of this liability as long-term.

In August 2003, Hitachi exercised its right to terminate the collaborative research agreement in accordance with the terms of the agreement. Hitachi’s termination of this agreement did not accelerate the repayment due Hitachi for the fifty percent of Hitachi provided funding. Based on joint discussions, Nanogen and Hitachi have determined to focus their joint efforts on the development and manufacture of a new instrument. Nanogen and Hitachi will continue to be jointly responsible for development of the new instrument. Hitachi is responsible for world-wide manufacturing of the instrument. Nanogen is responsible for development of assays and for marketing and sales except in Japan.

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

In March 2004, Hitachi exercised its right to terminate the service agreement in accordance with the terms of the agreement. Hitachi will continue to service existing field units for a period of six months from the date of notice, at which time the responsibility for servicing units will transfer back to the Company.

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

During the first quarter of 2004, the initial capital infusion of $5 million provided by Aventis to Nanogen Recognomics in June 2001 was depleted. As a result, in February 2004, the shareholders of Nanogen Recognomics decided to reorganize into a non-operating holding company and therefore, discontinue all the business activities. The Company is required pursuant to the original joint venture agreement to assume reorganization costs and the Company may restructure Nanogen Recognomics to hold the original patents contributed by Aventis and any jointly owned patents. The restructured company will collect royalties, if any, and pay the equity owners accordingly. Our exclusive commercialization license will continue for 10 years after restructuring.

The results of operations for Nanogen Recognomics are fully consolidated in the Company’s financial statements. During the three and six months ended June 30, 2004, Nanogen Recognomics incurred approximately $76,000 and $1.3 million in operating expenses, respectively. Approximately $76,000 and $946,000 of the total expenses during the three and six month periods ended June 30, 2004, respectively, related to reorganization costs. These reorganization costs and expenses are reflected as research and development costs in the statement of operations. The Company will expense future reorganization costs as incurred. Such costs are not expected to be significant. For the three and six month periods ended June 30, 2003, the total operating loss of Nanogen Recognomics is reflected as a reduction of the “minority interest in consolidated subsidiary” liability account and totaled approximately $558,000 and $1.1 million, respectively.

The functional currency of Nanogen Recognomics is the Euro. As a result of the increasing value of the Euro versus the U.S. Dollar during the period from inception of Nanogen Recognomics through February 2004, the time the shareholders decided to reorganize, we had recorded cumulative unrealized gains on foreign currency translation of approximately $1.2 million. In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation and its related interpretations, the Company, upon discontinuance of its business activity in the first quarter of 2004, realized the approximately $1.2 million in previously unrealized foreign currency translation gains during the first quarter of 2004. As a result of the discontinuance of business activity, there was no material gain or loss in the three month period ended June 30, 2004.

Princeton BioMeditech Corporation

In October 2001, the Company’s wholly-owned subsidiary, SynX, entered into a development and manufacturing agreement with Princeton BioMeditech Corporation (“PBM”). PBM has the right to perform development, production and distribution functions for SynX’s point-of-care product line, including the right to be SynX’s exclusive producer of certain rapid assay diagnostic point-of-care products. Payment for PBM’s services will be based on a defined percentage of the net sales price to customers of such products. In November 2002, SynX and PBM signed an exclusive agreement for Canadian distribution rights for PBM’s LifeSign® brand point-of-care diagnostic products. SynX also distributes certain LifeSign® brand products in Europe.

7. Litigation

In September 2002, the Company entered into a settlement agreement with CombiMatrix Corp. (“CombiMatrix”) and Dr. Donald Montgomery concluding pending litigation in the U.S. District Court for the Southern District of California. Pursuant to the settlement agreement, Nanogen agreed to drop its claims against CombiMatrix and Dr. Montgomery that include certain causes of action relating to U.S. patent Nos. 6,093,302 and 6,280,595 (the “patented technology”) that were assigned by Dr. Montgomery, an ex-Nanogen employee, to CombiMatrix in 1995 and assertions relating to other matters. In exchange, CombiMatrix agreed to pay $1.0 million as a reimbursement of legal costs; issue 4,016,346 shares of CombiMatrix tracking common stock that as of December 18, 2002 became publicly tradable on the Nasdaq National Market and were initially valued upon receipt at $10.8 million, which represents seventeen and one-half percent (17.5%) of its outstanding common stock; and make royalty payments of twelve and one-half percent (12.5%) on sales of products by either CombiMatrix or its affiliates that incorporate the patented technology. Of the $1.0 million due the Company, $500,000 was paid in October 2002 and the remaining $500,000 was paid in September 2003. Also, as part of the settlement agreement, CombiMatrix and Dr. Montgomery agreed to drop their counterclaims against Nanogen and CombiMatrix retained sole ownership of the patented technology. In February 2003, the Company sold 3,000,000 shares of CombiMatrix common stock for net proceeds totaling $4.5 million and recognized a loss of approximately $3.6 million during the six months ended June 30, 2003. The remainder of the shares were sold in the second half of 2003.

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

8. Stock Transactions

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

9. Related Party Transactions

Mr. Birndorf, Chief Executive Officer, owns an aircraft that is leased by a local charter aircraft company. For the six months ended June 30, 2004 and 2003, the Company paid approximately $0 and $50,000, to the local charter aircraft company for the Company’s use of Mr. Birndorf’s aircraft for business related travel. Mr. Birndorf receives approximately $1,250 per hour of usage when his aircraft is leased to outside parties. Mr. Birndorf received $0 and $28,000 as a result of the Company’s use of Mr. Birndorf’s aircraft during the six months ended June 30, 2004 and 2003, respectively. The Company believes that the terms of the charter arrangements are comparable to those that could be obtained from unrelated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties that could cause our actual results to vary materially from those reflected in the forward-looking statements. These risks and uncertainties include possible delays in the introduction of new products, customer acceptance of existing products, price competition, the actions of competitors, infringement of intellectual property rights and licenses of the Company or others, the effects of government regulation, both foreign and domestic, availability of funded research and government contracts and grants, preservation of productive relationships with our manufacturer and collaborator Hitachi and our distributors, ability to manage our capital resources and other factors. Words such as “believes,” “anticipates,” “plans,” “estimates,” “future,” “could,” “may,” “should,” “expect,” “envision,” “potentially,” variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements contained in this Form 10-Q may include, but are not limited to, statements about matters including the following: (i) the development of the markets and demand for our products and services; (ii) our product development plans and anticipated activities designed to pursue these plans, including acquisitions of businesses and technologies, collaborations and other corporate partnering arrangements; (iii) our ability to derive substantial revenues from sales of products and consumable cartridges and reagents and continuing revenues from reagent rental agreements; (iv) the ability of our product platform to affect the market and become an industry standard; (v) our ability to generate license and other fee revenue in the future; (vi) the amounts we invest in research and development activities in the future; (vii) future levels of selling, general and administrative expenses and other expenses associated with our business; (viii) future levels of interest income; (ix) any amounts we may be able to realize from the liquidation of our investments, including our investments in short-term securities; (x) operating results of acquired companies, businesses, collaborations, joint ventures and other corporate partnering arrangements; (xi) the amounts and timing of our contractual obligations and capital commitments; and (xii) our future capital needs and our ability to fund those needs. Factors that could cause or contribute to these differences include those discussed below under the caption “Factors that May Affect Results” elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

Overview

Nanogen was founded on the vision of integrating multiple scientific disciplines to develop diagnostic products. Through advances in genomic and pharmaceutical research, we believed that diagnostics and therapeutics would become closely linked. Further, we believed that by using electronics, we could develop a highly accurate and flexible set of products that would facilitate the analysis of complex genetic relationships and the correlation to disease and therapies. This vision in turn led to the definition of the Company’s mission: to become a leading provider of high quality innovative advanced diagnostic products and services to patients, providers and pharmaceutical companies.

Nanogen currently develops and commercializes molecular diagnostics products and tests for the gene-based testing market for sale primarily in the United States, Europe and the Pacific Rim. By integrating microelectronics and molecular biology into a core proprietary technology platform, the Company seeks to establish the unique, open-architecture design of its primary products, the NanoChip® Molecular Biology Workstation and the NanoChip® Cartridge (collectively, the “NanoChip® System”), as a standard platform for molecular identification and analysis. In furtherance of its mission to become a leading supplier of advanced diagnostics testing products, Nanogen is developing a broad menu of Analyte Specific Reagents (“ASRs”) and other commercial applications for the NanoChip® System. The Company continually conducts research and development by itself and with third parties, to improve the NanoChip® System and to extend its technology to other applications such as biodefense, forensics, drug discovery and pharmacogenomics.

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

The Company’s current commercially available products include (1) the NanoChip® Molecular Biology Workstation, an automated, multi-purpose instrument primarily used for DNA-based analyses, (2) the NanoChip® Cartridge, which incorporates the NanoChip® Electronic Microarray and provides a flexible tool for the rapid identification and precise analysis of biological test samples containing charged molecules, (3) various ASRs for detection of gene mutations associated with diseases such as cystic fibrosis, (4) Nanogen’s general purpose reagents and accessories used to facilitate assay and protocol development and validation on the NanoChip® Platform, (5) point-of-care diagnostic tests for myocardial infarction (obtained through the acquisition of SynX), and (6) point-of-care diagnostic tests for drugs of abuse (obtained through the acquisition of SynX). The Company also has several other ASRs and applications of its proprietary technology under development and (through the acquisition of SynX), is developing a pipeline of point-of-care tests, including tests for congestive heart failure, stroke and traumatic brain injury.

On April 21, 2004, the Company acquired all the outstanding shares of SynX Pharma Inc. (“SynX”) in an all-stock transaction by way of a court-approved plan of arrangement. Based in Toronto, Canada, SynX leverages proteomic and biomarket research to develop a line of point-of-care diagnostic tests. The primary reason for the acquisition was to provide an initial entry into the point-of-care diagnostic market for Nanogen. Nanogen believes that the future markets for advanced diagnostics will include research and clinical reference labs as well as the point-of-care market. Nanogen addresses the research and clinical reference lab market and SynX provides the basis for addressing the point-of-care market. In addition sales and marketing synergies are anticipated as SynX’s line of point-of-care products may be sold into the clinical reference labs market. In the future, Nanogen anticipates developing microarray products to address all of these markets. Through the acquisition of SynX, the Company gained access to a worldwide license to the CHF marker NT-proBNP (N-terminal pro-hormone brain natriuretic peptide) from Roche Diagnostics to develop a test for the point-of-care market. We believe the new Nexus Dx(TM) product will offer substantial improvements over other CHF diagnostics, including stability at room temperature and quicker results, and will enable health professionals to provide an enhanced level of care. Analysts predict the BNP market will have above-average growth and will reach approximately US $300 million by 2005 as use increases internationally.

Since commencing operations in 1993, we have applied substantially all of our resources to our research and development programs. We have incurred losses since inception and, as of June 30, 2004, had an accumulated deficit of $194.5 million. We expect to continue to incur significant losses over at least the next few years as we attempt to further commercialize our products as well as expand the menu of applications for our current products.

For the three and six months ended June 30, 2004, as well as for the year ended December 31, 2003, product related revenue was a primary driver of total revenue. While we recognized revenue from product sales during the years ended December 31, 2002, and 2001, our main sources of revenues during those fiscal years were payments under our sponsored research agreements, contracts and grants and, in 2002, a license fee valued at $10.8 million received from a litigation settlement with CombiMatrix Corp. We believe that in future periods, our revenue will continue to be more product driven as certain research collaboration agreements expire and we introduce new products to the marketplace. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, market acceptance of the NanoChip® System and potential products under development, including the CHF product and diagnostics related to infectious disease, the type of acquisition program our potential customers may choose, whether and when new products are successfully developed and introduced by us or our competitors, and the achievement of milestones under our collaborative agreements with Hitachi and various government agencies. The recognition of revenue under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, investments, goodwill and other intangible assets, service obligations and contingencies. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue from the direct sale of NanoChip® Molecular Biology Workstations and point-of-care diagnostic tests are recognized following receipt of a purchase order, shipment (f.o.b. shipping point) of product, and transfer of title when sold directly to the end user or to a distributor. In transactions where a right-of-return exists, revenue is deferred until acceptance has occurred and the period for the right-of-return has lapsed. The NanoChip® Molecular Biology Workstation is sold with a one year warranty contract. The fair value of the warranty is recorded as deferred revenue and recognized ratably over the warranty period included in the customer contract. The fair value of the warranty is based on the renewal price paid by the same customer. This renewal price for the maintenance contract is consistent for all customers. The Company includes the estimated cost of product warranty in deferred revenue and recognizes as revenue over the warranty period.

The Company also recognizes revenue from the sale of the NanoChip® System under reagent rental transactions whereby customers pay a premium for consumable products (NanoChip® Cartridges or ASRs) over a number of years that is intended to cover the sales price of the NanoChip® Workstation, consumables and warranty. Under a reagent rental transaction, the customer commits to purchasing a fixed number of consumable products on a periodic basis for a specified period of time (i.e. a certain number of cartridges for a certain number of years). Revenue for the Workstation, consumables and warranty under reagent rental transactions is recognized as consumable products are shipped, over a period of generally two to five years, depending on the specific customer arrangement as they may vary by customer. The Company reclassifies the recorded value of the Workstation from inventory to fixed assets, recognizing the depreciation expense as cost of sales ratably over the period of the arrangement. The Company provides product warranty coverage for the Workstation over the period of the contract and the fair value of the warranty is recognized ratably over the warranty period. The cost of sales related to the consumables is recorded in line with the revenue (i.e., as consumables are shipped or consumed, depending on the terms of the contract).

The Company also places NanoChip® Molecular Biology Workstations at customer sites under programs, such as development site arrangements, where title of the NanoChip® Workstation does not transfer to the customer. No revenues are recognized at the time of placement under these agreements. These arrangements are for a period normally between six and twelve months for the purpose of developing content and optimizing assays that may result in the creation or enhancement of intellectual property that the Company may license in the future. In addition, a primary intent of the program is for the customer to purchase the NanoChip® Workstation during the period of the arrangement or at its expiration. The Company provides a warranty for these NanoChip® Workstations as well as insures them during the development site period. Warranty expense is recorded ratably over the period of the arrangement within selling, general, and administrative (SG&A) expenses. Development site customers are normally required to purchase any consumables to be used on the instrument from the Company during the development site period. The Company classifies this inventory of workstations as consignment inventory and includes this within finished goods. The Company records a reserve for the refurbishment costs, recorded within SG&A, for each unit included in consignment inventory for the purpose of resale in the event the unit is returned under this arrangement. This reserve totaled approximately $139,000 and $197,000 at June 30, 2004 and December 31, 2003, respectively, and is included in accrued liabilities. In addition, the Company has recorded a reserve related to the older production units that may be deemed obsolete or sold to the customer at a discount due to the age of the unit during the development site period. Transactions under these types of programs do not result in the recognition of revenue; however, if the customer elects to purchase the NanoChip® Workstation at any time, sales revenue is recognized upon receipt of a non-cancelable purchase order. Cost of sales for the Workstation is provided for at the time revenue is recognized.

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

Inventory

We reduce the carrying value of our inventory, including NanoChip® Molecular Biology Workstations placed under development site arrangements, for estimated obsolescence or non-marketability, as well as provide reserves for estimated sales discounts below cost, after considering future purchase commitments, the potential impact of next generation instruments, and based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

Intangible Assets

We have intangible assets, including goodwill and acquired technology rights. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Impairment is measured by a comparison of the carrying amount of an asset to the future net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

Results of Operations

Product Revenue. For the three and six months ended June 30, 2004, product revenue totaled $477,000 and $1.6 million compared to $662,000 and $890,000 for the three and six months ended June 30, 2003. Product revenue during the periods presented includes sales and rental payments related to our NanoChip® Molecular Biology Workstation, as well as sales of NanoChip® Cartridges, reagents, point-of-care diagnostics, and product warranty agreements. We offer our Molecular Biology Workstation and related products to customers under several different types of acquisition programs, some of which pass title of the instrument to the customer and some of which do not pass title to the customer. Our product revenue may vary from year to year due to, among other things, the types of acquisition programs our potential customers may choose. Product revenue during the three months ended June 30, 2004 was negatively impacted by performance issues with our CFTR ASR (related to cystic fibrosis), one of our largest molecular testing markets for clinical laboratories. We continue to make improvements to our CFTR ASR to address these issues. In the meantime, we shifted our primary sales force emphasis to the research and clinical research laboratories where our molecular biology workstation is used for research and assay development purposes. Research labs were our first customers and we have continued to sell to them even as we added clinical laboratories to our sales efforts. We anticipate that the majority of our product revenue in the next six months will come from these research laboratory customers.

Sponsored Research. For the three and six month periods ended June 30, 2004, revenues from sponsored research totaled $125,000, and $500,000, respectively, compared to $375,000 and $750,000 for the three and six months ended June 30, 2003, respectively. Revenues are primarily recorded under these arrangements as expenses are incurred. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. Sponsored research revenue recognized during the three and six months ended June 30, 2004 and 2003 represents revenue earned in connection with our development agreement entered into in July 2000 with Hitachi. During August 2003, the Company received written notification from Hitachi that Hitachi was terminating the research collaboration agreement in accordance with the terms of that agreement. Funding by Hitachi under the collaboration agreement was completed during the three months ended June 30, 2004.

Contracts and Grants. We fund some of our research and development efforts through contracts and grants awarded by various federal and state agencies. Revenues are recognized under these contracts and grants as expenses are incurred, and totaled $478,000 and $978,000, respectively, and $657,000 and $1.3 million, respectively, for the three and six months ended June 30, 2004 and 2003. The decrease in revenues for the three months ended June 30, 2004 compared to the same period in 2003 is primarily related to the completion of two government contracts.

Cost of Product Sales and Gross Margins. Cost of product sales totaled $1,940,000 and $2,854,000 for the three and six months ended June 30, 2004, respectively, compared to $524,000 and $798,000 for the three and six months ended June 30, 2003, respectively. Gross margins on product sales revenue were negative 306% and negative 77% for the three and six months ended June 30, 2004, respectively, compared to 21% and 10% for the three and six months ended June 30, 2003. Cost of product sales for the three and six months ended June 30, 2004 were negatively impacted primarily by increased inventory reserves for excess instruments, underabsorbed overhead costs due to underutilized capacity and manufacturing scrap. The inventory reserve, recorded in the three month period ended June 30, 2004, was $1,525,000 and related primarily to the write down of excess Molecular Biology Workstations and accessory items in our inventory that could potentially not be saleable or could become obsolete, primarily as a result of the performance issues with our CFTR ASR and corresponding shifting of sales force emphasis from the clinical laboratory market to the research market. As we are still in the early stages of commercialization, we expect to continue to incur significant costs associated with excess production capacity within our manufacturing facility in 2004. Gross margins in future periods may be further impaired by minimum product royalties or potential adjustments made to reflect the impairment of intangible assets related to products sold. The sale of NanoChip® Workstations is directly related to the successful validation of assays developed and implemented by clinical laboratories based on our ASRs. Should the successful validation or rate of adoption by clinical laboratories vary from our estimates, gross margins could be impacted by additional reserves for obsolete and slow moving inventory.

Research and Development Expenses. For the three and six months ended June 30, 2004, research and development expenses totaled $4.0 million and $8.4 million, respectively, compared to $4.5 million and $9.2 million, respectively, for the three and six months ended June 30, 2003. During these periods, research and development expenses included the cost of salaries and benefits for scientific, engineering and operations personnel, costs associated with improving and refining our current products as well as development of potential new products and protocols, lab supplies, consulting, travel, facilities, and other expenditures associated with our research and product development activities. For the three and six months ended June 30, 2004, research and development activities primarily related to the development of new ASRs and new instrumentation products. We anticipate research and product development costs to remain at similar levels experienced in the current quarter as the savings resulting from the restructuring of Nanogen Recognomics into a non-operating entity (i.e. substantial discontinuation of business activity) has been offset by the addition of SynX.

Selling, General and Administrative Expenses. For the three and six months ended June 30, 2004, selling, general and administrative expenses totaled $4.2 million and $7.8 million, respectively, compared to $4.1 million and $8.2 million, respectively, for the three and six months ended June 30, 2003. Selling, general and administrative expenses include salaries, benefits, consulting, travel and other expenditures related to executive, legal, finance, human resources, sales and marketing personnel. In addition, these expenses include costs related to enhancing and maintaining our intellectual property portfolio. The decline in selling, general, and administrative expense for the six months ended June 30, 2004 as compared to the same period during the prior year is primarily the result of decreased expenditures associated with the launch of products, reduced costs related to maintaining and enhancing our intellectual property portfolio, and other cost reduction measures taken during the period. The increase in selling, general, and administrative expense for the three months ended June 30, 2004 as compared to the same period during the prior year is primarily the result of the inclusion of SynX operating results beginning on April 21, 2004 (the date of acquisition), offset by decreased expenditures associated with the launch of products, reduced costs related to maintaining and enhancing our intellectual property portfolio, and other cost reduction measures taken during the period. We anticipate selling, general and administrative expenses to remain at similar levels experienced during the three months ended June 30, 2004 during the remainder of 2004.

Charge for Acquired In-Process Research and Development. The three and six month periods ended June 30, 2004 include a $3.8 million non-cash charge related to the write-off of acquired in-process research and development resulting from the SynX acquisition and represent current research and development projects in process. There were no acquisitions during the same periods in 2003.

Interest Income, Net. For the three and six months ended June 30, 2004, net interest income totaled $129,000 and $231,000, respectively, compared to $113,000 and $308,000, respectively, for the three and six months ended June 30, 2003. The increase in net interest income for the three months ended June 30, 2004 is primarily a result of higher average cash and investment balances. The decrease in net interest income during the six month period is primarily a result of lower yields on outstanding cash and investment balances. As a result of a net cash use from operations, average cash and investment balances are expected to decrease and we expect a corresponding decrease in net interest income is subsequent quarters.

Gain on Foreign Currency Translation.

During the three and six months ended June 30, 2004, the Company recognized a gain of $1.2 million related to a previously unrealized gain for foreign currency translation of its Nanogen Recognomic’s subsidiary financial statements. In February 2004, the Company and the minority shareholder of Nanogen Recognomics decided to reorganize Nanogen Recognomics and discontinue all its business activities. In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, and its related interpretation, the Company recognized the gain of $1.2 million as all the business activities of this subsidiary have been discontinued.

Minority Interest in Loss of Consolidated Subsidiary. The minority interest in losses relating to our majority-owned subsidiary, Nanogen Recognomics GmbH, totaled $0 for each of the three and six months ended June 30, 2004, compared to $558,000 and $1.1 million for the three and six months ended June 30, 2003, respectively. Through December 2003, the losses were funded by the investment from minority interest investor and are therefore offset against the minority interest balance in its balance sheet. Subsequently, any losses incurred are recognized solely by the Company and are reflected in the consolidated net loss.

Liquidity and Capital Resources

At June 30, 2004, we had $60.3 million in available cash, cash equivalents and short-term investments, compared to $29.1 million at December 31, 2003. The increase is primarily due to $41.4 million in gross proceeds from the sale of common stock during the six months ended June 30, 2004. Also during 2004, the Company received $4.6 million in gross proceeds from the exercise of warrants related to a financing that originally closed in September 2003, and approximately $5.5 million related to the exercise of stock options. These sources of cash were partially offset by cash used in operations as well as transaction costs related to the acquisition of SynX.

Net cash used in operating activities was $15.2 million and $15.5 million for the six months ended June 30, 2004 and 2003, respectively. During both periods cash use was primarily related to costs associated with commercializing our products, including the expansion, development and support of our sales and marketing organization; the procurement of inventory pursuant to our manufacturing arrangement with Hitachi, Ltd; support of our continuing research and development efforts including development of the ASRs which may be used by customers to develop tests for the detection of mutations in the CFTR gene associated with cystic fibrosis, the ASRs for mutations in the HFE gene associated with the hereditary hemochromotosis, and the other ASRs and other products recently introduced by Nanogen; and legal fees relating to establishing, maintaining and defending our intellectual property portfolio. In addition, the period ended June 30, 2004 included the operating cost of SynX from the date of acquisition, April 21, 2004. The majority of SynX’s costs were associated with the commercialization of new products, including a point-of-care test for CHF, and the reduction of outstanding past due liabilities incurred prior to the date of acquisition.

Net cash used in investing activities was $34.0 million for the six months ended June 30, 2004, as compared to $11.9 million provided by investing activities for the six months ended June 30, 2003. We purchase short-term investments in order to enhance the yield on our cash balances, and in the six months ended June 30, 2004, a portion of the excess cash that resulted from the $41.4 million sale of common stock during the six months ended June 30, 2004 was invested. These securities mature from time to time or are sold to fund operating expenses. During the six months ended June 30, 2004, certain securities matured or were sold to help fund operating activities. In addition, $2.4 million of cash was used related to the acquisition of SynX, including the payment of transaction costs and a bridge funding made to SynX prior to the completion of the acquisition.

We have funded some of our equipment acquisitions and leasehold improvements through capital leasing facilities. As of June 30, 2004, we have approximately $1.7 million available on an equipment line of credit which expires in December 2004.

Net cash provided by financing activities for the six months ended June 30, 2004 was $49.1 million as compared to cash use of $281,000 for the six months ended June 30, 2003. The funding for the six months ended June 30, 2004 primarily relates to $41.4 million in gross proceeds from the March and April 2004 sale of common stock. During the six months ended June 30, 2004, the Company also received $4.6 million in gross proceeds from the exercise of warrants related to a financing that closed in September 2003, and approximately $5.5 million related to the exercise of stock options.

Our manufacturing agreement with Hitachi, Ltd. requires that we provide annual purchase commitments to Hitachi for NanoChip® Molecular Biology Workstations. As of June 30, 2004, we had commitments to purchase approximately $1.5 million in NanoChip® Workstations from Hitachi for shipments of product through January 2005.

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

We expect that our existing capital resources, combined with anticipated revenues from potential product sales, reagent rentals, leases or other types of acquisition programs for the NanoChip® System, point-of-care product sales, sponsored research agreements, contracts and grants will be sufficient to support our planned operations for at least one year from the date of this filing. This estimate of the period for which we expect our available sources of liquidity to be sufficient to meet our capital requirements is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. Our future liquidity and capital funding requirements will depend on numerous factors including, but not limited to, commercial success of our products, or lack thereof, of our current products, the extent to which our products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding our potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to our business and any litigation related thereto, the results of clinical trials, competitive developments, and our ability to maintain existing collaborations, our ability to enter into additional collaborative arrangements, our ability to realize the anticipated benefits of acquisitions, and transaction, integration and operating costs and expenses of acquisitions. We have incurred negative cash flow from operations since inception and do not expect to generate positive cash flow to fund our operations for at least the next several years. We may need to raise additional capital to fund our research and development programs, to scale-up manufacturing activities, to expand our sales and marketing efforts to support the commercialization of our products under development and otherwise to fund operations beyond the one-year period referenced above. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

FACTORS THAT MAY AFFECT RESULTS

An investment in our common stock involves a high degree of risk. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Business

If our products are not successfully developed or commercialized, we could be forced to curtail or cease operations.

We are at an early stage of development. As of June 30, 2004, we had only a limited product offering that includes our NanoChip® System (which consists of our NanoChip® Molecular Biology Workstation and NanoChip® Cartridge), NanoChip® Cartridge, various ASRs for detection of gene mutations associated with diseases such as cystic fibrosis, general purpose reagents and accessories to facilitate assay and protocol development and validation on the NanoChip Platform and, through our acquisition of SynX, point-of-care diagnostic tests for myocardial infarction and drugs of abuse. All of our other platforms and ASRs and other potential products are under development. Our NanoChip® System, ASRs or our other products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

We are also party to transactions known as reagent rentals and cost-per-test agreements. Under these types of transactions, we place a Workstation at a customer site with no upfront cost to the customer. The value of the instrument is typically recaptured through a contracted stream of future reagent sales, sold at a premium to cover the cost of the system. Many of our reagent rentals and cost-per-test agreements entered into as of June 30, 2004 require customer acceptance of our CFTR ASRs as a pre-condition to the customer’s commitment to purchase the instrument. Our CFTR ASRs may be utilized by customers to develop and validate tests for the detection of mutations in the CFTR gene associated with cystic fibrosis. These reagent rentals and cost-per-test agreements might have an adverse impact on our short-term instrument sales revenue and cash flow as the revenues and cash received under these agreements are over the life of the contract, as reagents are shipped to the customer. Our success will depend upon our ability to continue to overcome significant technological challenges and successfully introduce our products into the marketplace. A number of applications envisioned by us may require significant enhancements to our basic technology platform. There can be no assurance that we can successfully develop such enhancements.

Lack of market acceptance of our technology would harm us.

Although we have developed a number of products as discussed above, we may not be able to further develop these products or to develop other commercially viable products. Even if we develop a product, it may not be accepted in the marketplace. If we are unable to achieve market acceptance, we will not be able to generate sufficient product revenue to become profitable. We may also be forced to carry greater inventories of our products for longer periods than we may have anticipated. If we are unable to sell the inventory of our products in a timely fashion and at anticipated price levels, we may not become profitable. In addition, we may have to take accounting charge and reduce the value of our product inventory to its net realizable value. In June 2004 and September 2003 we took an accounting charges of $1.5 million and $829,000, respectively, to reduce product inventory to its estimated net realizable value. If actual future demand or market conditions are less favorable than those projected by us, additional inventory write-downs may be required. Market acceptance will depend on many factors, including our ability to:

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

Performance issues with our products may also harm market acceptance of our products and reduce our revenues. During the three months ended June 30, 2004, we experienced performance issues with our CFTR ASR which negatively impacted our revenue. Certain of the clinical research laboratories using our CFTR ASR experienced validation rates and repeat rates which were not satisfactory, increasing their costs and labor associated with the tests. We are in the process of making improvements to our CFTR ASR to address these issues. Nonetheless, we may not be able to address these issues to the satisfaction of our clinical laboratory customers and they may decide to adopt alternative products or may not resume purchases of our CFTR ASR.

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

In August 2003, Hitachi, Ltd. exercised its right to terminate the research collaboration agreement it has with us. The agreement terminated during the second quarter of 2004. Our manufacturing and distribution agreements with Hitachi remain in place. In October 2001, SynX entered into a development and manufacturing agreement with Princeton BioMeditech Corporation (“PBM”) which granted

PBM exclusive rights to develop and manufacture certain point-of-care products of SynX, as well as rights to share in the profits of such products. As a result, our success in the point-of-care market is dependent upon PBM’s ability to perform under the agreement. In June 2001, we formed a new company, Nanogen Recognomics GmbH, with Aventis Research and Technologies & Co. KG, in which we own 60% of the stock of Nanogen Recognomics and Aventis R&T owns the remaining 40%. Nanogen Recognomics seeks to combine our NanoChip® technology and Aventis R&T’s intellectual property and expertise in synthetic oligonucleotide chemistry and advanced molecular biology to develop new products and applications for the NanoChip® System. In February 2004, the shareholders of Nanogen Recognomics decided to convert Nanogen Recognomics into a non-operating holding company to attempt to commercialize its intellectual property through licensing and sales transactions.

We may be unsuccessful in entering into other collaborative arrangements to develop and commercialize our products. In addition, disputes may arise over ownership rights to intellectual property, know-how or technologies developed with our collaborators.

Past and future acquisitions could be difficult to integrate, disrupt our business, dilute the ownership interests of our stockholders and harm our operating results

If appropriate opportunities become available, we may attempt to acquire businesses, technologies, services or products that we believe are a strategic fit with our business. In April 2004 we completed our acquisition of SynX Pharma Inc., a point-of-care diagnostic company. The process of integrating SynX or any other acquired business, technology, service or product requires significant efforts and expenditures, including the coordination of information technologies, research and development, sales and marketing, administration and manufacturing. Additionally, SynX is located in Canada and because our facilities are physically separated, it may be difficult for us to communicate effectively with, manage and integrate these employees and operations with the rest of the Company. If we are not able to integrate the operations of acquired companies and businesses successfully, we may not be able to meet our expectations of future results of operations. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets and increased operating expenses, which could adversely affect our results of operations and financial condition.

Factors that will affect the success of our acquisitions include:

•	presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

•	the ability to retain key employees

•	competitive factors, including technological advances attained by competitors and patents granted to, or contested by competitors, which would result in increased efficiency in their ability to compete against us;

•	the ability of the combined company to increase sales of all such companies’ products; and

•	the ability of the combined company to operate efficiently and achieve cost savings.

Even if we are able to successfully integrate our acquired operations, we may never realize the anticipated benefits of the SynX acquisition or any other acquisition. Our failure to achieve synergies could have a material adverse effect on the business, results of operations and financial condition of the combined company. In addition, to the extent that the economic benefits associated with any of our acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

Since our inception, we have incurred cumulative net losses which, as of June 30, 2004, total approximately $194.5 million. Moreover, our negative cash flow and losses from operations will continue for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, which fluctuations could be significant. The amount and timing of product revenue recognition and cash flow may depend on whether potential customers for the NanoChip® System choose to enter into sales, reagent rentals, cost-per-test or development site transactions. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, market acceptance of the NanoChip® System and potential products under development, including the CHF product and diagnostics related to infectious disease, the type of acquisition program our potential customers may choose, whether and when new products are successfully developed and introduced by us or our competitors, and the achievement of milestones under our collaborative agreements with Hitachi and various government agencies. The recognition of revenue under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

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

We expect to encounter intense competition from a number of companies that offer products in our targeted application areas. We anticipate that our competitors in these areas will include:

•	health care and other companies that manufacture laboratory-based tests and analyzers;

•	diagnostic and pharmaceutical companies;

•	companies developing drug discovery technologies;

•	companies developing molecular diagnostic tests; and

•	companies developing point-of-care diagnostic tests.

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

There are many U.S. and foreign patents and patent applications held by third parties in our areas of interest, and we believe that there may be significant other litigation in the industry regarding patent and other intellectual property rights. Additional litigation could result in substantial costs and the diversion of management’s efforts regardless of the result of the litigation. Additionally, the defense and prosecution of interference proceedings before the U.S. Patent and Trademark Office, or USPTO, and related administrative proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel. One such interference has recently been declared between U. S, Patent 6,461,828 owned by our Canadian subsidiary, SYN-X Pharma, and a patent application owned by Biosite Incorporated (“Biosite”). The count of the interference is directed to a method for predicting cardiac mortality in a patient using pairs of biological markers. Among the markers within the scope of the count are pro-BNP and troponin I, markers which are the basis of a product being developed by SYN-X for the prognosis of congestive heart failure. Even though Biosite is the senior party in the interference because of its earlier filing date, the Company believes that it will be able to prove an earlier date of invention and thus prevail in the interference. However, if Biosite prevails it may obtain a patent having claims corresponding exactly or closely to the count of the interference. If that were to occur, the Company would be precluded from marketing in the United States a product for predicting cardiac mortality using the markers within the scope of any claim obtained by Biosite. We may in the future become subject to other USPTO interference proceedings to determine the priority of inventions. In addition, laws of some foreign countries do not protect intellectual property to the same extent as do laws in the U.S., which may subject us to additional difficulties in protecting our intellectual property in those countries.

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

Outside vendors provide key components and raw materials used by us, Hitachi and PBM in the manufacture of our products.

Although we believe that alternative sources for these components and raw materials are available, any supply interruption in a limited or sole source component or raw material would harm our and Hitachi’s ability to manufacture our products until a new source of supply is identified and qualified, including qualification under applicable FDA regulations. In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us, Hitachi or PBM or incompatible with our, Hitachi or PBM’s manufacturing processes, could harm our, Hitachi or PBM’s ability to manufacture our products. We, Hitachi or PBM may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all. If we, Hitachi or PBM fail to obtain a supplier for the manufacture of components of our products, we may be forced to curtail or cease operations.

If we are unable to manufacture products on a commercial scale, our business may suffer.

Hitachi manufactures our NanoChip® System, we manufacture our NanoChip® Cartridges, our ASRs and most of our other products, and PBM manufactures our point-of-care products. We, Hitachi and PBM rely on subcontractors to manufacture the limited quantities of microchips and other components we require for use by and sale to our customers, as well as for internal and collaborative purposes. Manufacturing, supply and quality control problems may arise as we, Hitachi or PBM either alone, together or with subcontractors, attempt to further scale up manufacturing procedures or to manufacture new products. We, Hitachi or PBM may not be able to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our products and cause us to fail.

We, Hitachi or PBM or any of our contract manufacturers could encounter manufacturing difficulties, including those relating to:

•	the ability to scale up manufacturing capacity;

•	production yields;

•	quality control and assurance; or

•	shortages of components or qualified personnel.

Our manufacturing facilities and those of Hitachi and PBM and any other of our contract manufacturers are or will be subject to periodic regulatory inspections by the FDA and other federal, state and international regulatory agencies and these facilities are or may become subject to Quality System Regulation, or QSR, requirements of the FDA. If we, Hitachi, PBM or our third-party manufacturers, fail to maintain facilities in accordance with QSR regulations, other international quality standards or other regulatory requirements, then the manufacture process could be suspended or terminated which would harm us.

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

We currently rely on one manufacturer of our Workstation and for certain future generations of the Workstation and other hardware products, one manufacturer for our point-of-care products, and only we manufacture our NanoChip® Cartridges, and our ASRs and most of our other products, which may delay the manufacture and shipment of our products to customers.

We have signed an exclusive manufacturing agreement with Hitachi to manufacture certain of our second generation Workstations and other hardware products to be developed. We have retained exclusive rights pursuant to each agreement to manufacture the NanoChip® Cartridges. Pursuant to the manufacturing agreements and the collaboration agreement, each party is obligated to provide the other with certain notice periods if such party determines to curtail or terminate the manufacturing relationship. Nevertheless, while alternative manufacturers of our Workstation and other products currently exist, a lengthy process would be required to negotiate and begin work under a manufacturing agreement with a new manufacturer which could disrupt our manufacturing process and harm our business.

The number of our sales and marketing employees may not result in corresponding numbers of sales or placements of the NanoChip® System, the sale of ASRs, point-of-care diagnostic products or other Nanogen products

As of June 30, 2004, we had 32 total employees in our worldwide sales and marketing group.

Developing, training and monitoring this sales and marketing force has required and will further require capital and time expenditures by us and certain of our employees. The size of our sales and marketing force may not result in corresponding numbers of sales or placements of the NanoChip® System nor increased product revenues associated with such sales or placements or our ASRs, point-of-care diagnostic products or other products. We may be required to increase or decrease the size of the sales and marketing force as deemed necessary and such increases or decreases in staff will require additional capital and time expenditures by us and our employees.

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

International operations involve a number of risks not typically present in domestic operations, including:

•	currency fluctuation risks;

•	changes in regulatory requirements;

•	costs and risks of deploying the NanoChip® System, ASRs, point-of-care diagnostics, and other products in foreign countries;

•	licenses, tariffs and other trade barriers;

•	political and economic instability, including the war on terrorism;

•	difficulties in staffing and managing foreign offices;

•	costs and difficulties in establishing and maintaining foreign distribution partnerships;

•	potentially adverse tax consequences; and

•	the burden of complying with a wide variety of complex foreign laws and treaties.

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

We are highly dependent on the principal members of our scientific, manufacturing, marketing, administrative, management and executive personnel, the loss of whose services might significantly delay or prevent the achievement of our objectives. We face competition from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel. For the year ended December 31, 2003, the turnover rate at all levels at Nanogen was 25%. For the years ended December 31, 2002 and 2001 the turnover rates at Nanogen were 29% and 31%, respectively. During the six month period ended June 30, 2004, we experienced a turnover rate equivalent to approximately 26% annualized. Turnover at these rates may, and if they continue, will adversely affect us.

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

The market price of our common stock, like that of many other life sciences companies, has been highly volatile and is likely to continue to be highly volatile. The following factors, among others, could have a significant impact on the market price of our common stock:

•	the results of our premarket studies and clinical trials or those of our collaborators or competitors or for DNA testing in general;

•	evidence of the safety or efficacy of our potential products or the products of our competitors;

•	the announcement by us or our competitors of technological innovations or new products;

•	the announcement by us of acquisitions by customers of our NanoChip® System, ASRs or our other products;

•	announcements by us of government grants or contracts or of failure to obtain such government grants or contracts;

•	announcements by us of involvement in litigation;

•	developments concerning our patents or other proprietary rights or those of our competitors, including other litigation or patent office proceedings;

•	loss of key board, executive, management or other personnel or the increase or decrease in size of our sales and marketing staff;

•	governmental regulatory actions or the failure to gain necessary clearances or approvals;

•	the ability to obtain necessary licenses;

•	changes or announcements in reimbursement policies;

•	developments with our subsidiaries and collaborators;

•	changes in or announcements relating to acquisition programs for our products, including the expiration or continuation of our development site agreements;

•	period-to-period fluctuations in sales, inventories and our operating results;

•	market conditions for life science stocks, nanotechnology stocks and other stocks in general;

•	purchases by Nanogen pursuant to our stock repurchase program;

•	changes in estimates of our performance by securities analysts and the loss of coverage by one or more securities analysts;

•	the announcement by us of any stock repurchase plan, any purchases made thereunder by us and any cessation of the program by us;

•	changes in the United States’ war on terrorism and other geopolitical and military situations in which the country is involved; and

•	changes in the price of petroleum, heating oil and any other raw materials that we use at our facilities.

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

Foreign currency rate fluctuations. The functional currency for our Canadian and Netherlands subsidiaries is the U.S. dollar, and the euro for our German subsidiary. The German subsidiary’s accounts are translated from the euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded in accumulated other comprehensive income in the consolidated financial statements included herein. In certain instances, our subsidiaries conduct business with customers and vendors in euros or in other local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European customers and vendors. In February 2004, the shareholders of Nanogen Recognomics, our German majority owned subsidiary, elected to reorganize as a non-operating entity. As a result of this reorganization, in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the Company realized approximately $1.2 million in foreign currency translation gains, previously unrealized. The net tangible assets of our subsidiaries, excluding intercompany balances, was approximately $5.8 million at June 30, 2004.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) On June 9, 2004, the Registrant held its Annual Meeting of Stockholders.

(b) As listed below, management’s director nominee was elected at the meeting:

Name of Nominee	No. of Votes For	No. of Votes Withheld
Val Buonaiuto	24,827,029	260,254

In addition, directors whose terms of office continue after the Annual Meeting are: Howard C. Birndorf, Val Buonaiuto, Robert E. Whalen, Stelias B. Papadopoulos and David R. Schreiber.

(c) (1)	The proposal to amend the Company’s 1997 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,100,000 was approved with 6,620,093 shares voting in favor, 1,667,842 shares voting against, and 105,750 shares abstaining. There were 16,693,598 shares classified as broker non-votes.

(2)	The proposal to amend the Company’s Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 150,000 was approved with 7,544,654 shares voting in favor, 753,487 shares voting against, and 95,544 shares abstaining. There were 16,693,598 shares classified as broker non-votes.

(3)	The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2004 was ratified with 24,896,173 shares voting in favor, 109,626 shares voting against, and 81,484 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

10.1	Offer letter dated April 30, 2004 between David Ludvigson and the Company.

10.2†	Cross License Agreement on NT-proBNP dated July 17, 2003 between SynX Pharma Inc. and Roche Diagnostics GmbH.

10.3†	Development and Manufacturing Agreement dated October 9, 2001 between SynX Pharma Inc. and Princeton BioMeditec Corporation.

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2	Certifications of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

(i)	On May 3, 2004, we furnished a Current Report on Form 8-K to the SEC under Item 12 thereof, including the Company’s press release announcing financial results for the quarter year ended March 31, 2004.

(ii)	On May 6, 2004, we filed a Current Report on Form 8-K to the SEC under Item 2 thereof, including the Company’s press release announcing the completion of the acquisition of SynX Pharma Inc.

(iii)	On June 3, 2004, we filed a Current Report on Form 8-K to the SEC under Item 5 thereof, including the Company’s press release announcing the that David Ludvigson was appointed President and Chief Operating officer, replacing Bruce Huebner.

NANOGEN, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOGEN, INC.

Date August 16, 2004	/s/ HOWARD C. BIRNDORF
Howard C. Birndorf Chairman of the Board, Executive Chairman and Chief Executive Officer

Date August 16, 2004	/s/ NICHOLAS J. VENUTO
Nicholas J. Venuto Senior Director, Finance (Chief Accounting Officer)

NANOGEN, INC.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Offer letter dated April 30, 2004 between David Ludvigson and the Company.

10.2†	Cross License Agreement on NT-proBNP dated July 17, 2003 between SynX Pharma Inc. and Roche Diagnostics GmbH.

10.3†	Development and Manufacturing Agreement dated October 9, 2001 between SynX Pharma Inc. and Princeton BioMeditec Corporation.

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2	Certifications of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and is filed separately with the Securities and Exchange Commission.