Form 10-Q
period 2005-03-31
NANOGEN INC
filed 2005-05-10
CIK 1030339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES ☒ NO ☐

As of April 15, 2005, 47,771,773 shares of the Registrant’s Common Stock were outstanding.

NANOGEN, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NANOGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	As of March 31, 2005	As of December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,715	$15,372
Short-term investments	27,134	36,562
Receivables, net of allowance for doubtful accounts of $117 and $176 at March 31, 2005 and December 31, 2004, respectively	2,246	2,023
Inventories, net	2,117	1,744
Other current assets	1,571	1,741

Total current assets	45,783	57,442
Property and equipment, net	8,114	8,500
Acquired technology rights, net	11,152	11,819
Restricted cash	1,411	1,411
Other assets, net	786	780
Goodwill	96,178	96,072

Total assets	$163,424	$176,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,100	$9,923
Deferred revenue	322	420
Common stock warrants	231	1,112
Current portion of debt obligations	909	988

Total current liabilities	7,562	12,443
Debt obligations, less current portion	624	610
Other long-term liabilities	5,484	5,455

Total long-term liabilities	6,108	6,065
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value, 135,000,000 shares authorized at March 31, 2005 and December 31, 2004; 47,771,773 and 47,765,581 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	48	48
Additional paid-in capital	375,152	374,910
Accumulated other comprehensive loss	(134)	(174)
Deferred compensation	(971)	(1,184)
Accumulated deficit	(223,419)	(215,162)
Treasury stock, at cost, 500,189 shares at March 31, 2005 and December 31, 2004, respectively	(922)	(922)

Total stockholders’ equity	149,754	157,516

Total liabilities and stockholders’ equity	$163,424	$176,024

See accompanying notes.

NANOGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
Product sales	$1,210	$1,132
License fees and royalty income	1,700	152
Sponsored research	—	375
Contracts and grants	266	500

Total revenues	3,176	2,159

Costs and expenses:
Cost of product sales	1,146	914
Research and development	4,912	4,348
Selling, general and administrative	5,967	3,575
Amortization of purchased intangible assets	393	—

Total costs and expenses	12,418	8,837

Loss from operations	(9,242)	(6,678)

Other income (expense):
Interest income, net	179	102
Other expense	(88)	(20)
Warrant valuation adjustment	881	—
Gain on foreign currency translation	13	1,221

Total other income	985	1,303

Net loss	$(8,257)	$(5,375)

Net loss per share — basic and diluted	$(0.17)	$(0.20)

Number of shares used in computing net loss per share — basic and diluted	47,773	26,936

See accompanying notes.

NANOGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2005	2004
Operating activities:
Net loss	$(8,257)	$(5,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,488	854
Foreign currency translation gain	(13)	(1,221)
Other non-cash charges	209	15
Loss on disposal of fixed assets	31	—
Accretion related to short-term investments	133	39
Stock-based compensation expense	299	—
Realized loss on sale of short-term investments	—	6
Warrant valuation adjustment	(881)	—
Increase (decreases) in cash caused by changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	(223)	(918)
Inventories	(590)	401
Other current and long-term assets	168	317
Accounts payable and accrued liabilities	(2,248)	(315)
Deferred revenue and other long-term liabilities	(98)	(179)

Net cash used in operating activities	(9,982)	(6,376)

Investing activities:
Purchase of short-term investments	(7,381)	(14,654)
Proceeds from sale and maturities of short-term investments	16,705	4,223
Acquisition of businesses, net of cash acquired	(1,681)	—
Purchase of equipment	(432)	(120)
Funding of bridge notes receivable related to acquisition	—	(805)

Net cash provided (used in) by investing activities	7,211	(11,356)

Financing activities:
Principal payments on long-term obligations	(284)	(219)
Issuance of common stock, net	156	41,288
Proceeds from long-term obligations	219	—

Net cash provided by financing activities	91	41,069
Effect of exchange rate changes	23	143

Net (decrease) increase in cash and cash equivalents	(2,657)	23,480
Cash and cash equivalents at beginning of period	15,372	8,550

Cash and cash equivalents at end of period	$12,715	$32,030

See accompanying notes.

NANOGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of March 31, 2005, consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which in the opinion of management are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2005 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Nanogen, Inc. Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005.

Basis of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries and other subsidiaries controlled by the Company. All significant intercompany accounts and transactions have been eliminated. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company periodically assesses certain of its long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recovered. An impairment occurs when the undiscounted cash flows expected to be generated by an asset are less than its then carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. During the three months ended March 31, 2005 and 2004, the Company had no impairment losses.

Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, and in the periods they are dilutive, common equivalent shares for outstanding stock options and warrants computed using the treasury stock method. The weighted average common shares outstanding during the period does not include those shares issued pursuant to the exercise of stock options prior to vesting. In loss periods, common stock equivalents are excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

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

The Company has evaluated its investments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on such evaluation, the Company’s management has determined that all of its investment securities are properly classified as available-for-sale. Based on the Company’s intent, investment policies and its ability to liquidate debt securities, the Company classifies such short-term investment securities within current assets. Available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive loss within stockholders’ equity. The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income (expense). The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded as a component within other income (expense), net.

Management reviews the carrying values of the Company’s investments and writes down such investments to estimated fair value by a charge to operations when in management’s determination, the decline in value of an investment is considered to be other than temporary. The cost of securities sold is based on the average cost method and is recorded on the settlement date.

At March 31, 2005, the excess of carrying cost over the fair value of the Company’s short-term investments that are below carrying cost is immaterial and considered to be temporary.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of FAS 151 will have a significant effect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company does currently, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing which model the Company may use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under the Company’s employee stock purchase plan, and the presentation of tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of the new standard under these new rules for the Company’s consolidated financial statements is January 1, 2006. Adoption of this statement will have a significant impact on the Company’s consolidated financial statements as the Company will be required to expense the fair value of the stock option grants and stock purchases under the Company’s employee stock purchase plan rather than disclose the impact on the consolidated results of operations within the footnotes, as is the Company’s current practice.

2.	Stock-Based Compensation

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

The weighted average estimated fair values of stock options granted during the three months ended March 31, 2005 and 2004 was $3.87 and $7.04 per share, respectively. Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	Stock Options Three months ended March 31,
	2005	2004
Expected term	5 years	5 years
Interest rate	3.7%	3.2%
Volatility	82%	110%
Dividends	—	—

Had compensation expense been recorded based on SFAS 123, the Company’s pro forma net loss, and pro forma loss per share would have been as follows:

	Three months ended March 31,
	2005	2004
	(In thousands, except per share data)
Net loss:
As reported	$(8,257)	$(5,375)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock based employee compensation expense determined under Black-Scholes method for all awards, net of related tax effects	(1,441)	(922)

Pro forma	$(9,698)	$(6,297)

Basic loss per share:

Basic loss per common share:
As reported	$(0.17)	$(0.20)
Pro forma	$(0.20)	$(0.23)

The amounts disclosed above are not necessarily indicative of the amounts that will be expensed upon adoption of FAS 123R “Share-Based Payment”. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within these footnotes based on changes in the fair value of the Company’s common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R, the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options and stock purchases under the Company’s employee stock purchase plan, as discussed under “Recent Accounting Pronouncements.”

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

3.	Warranty

The Company provides product warranty coverage under direct sale and fee per test transactions related to NanoChip® Molecular Biology Workstations. Warranty periods are generally for one year under direct sales, and over the period of the contract for a cost per test agreement transactions. Instruments sold to distributors typically are sold without warranty coverage.

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

Changes in the Company’s warranty liability were as follows (in thousands):

	Balance at January 1,	Warranty Additions (charges to expense)	Payment for warranty service	Balance at March 31,
2005:
Warranty reserve	$17	$5	$(2)	$20

2004:
Warranty reserve	$159	$41	$(83)	$117

4.	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires the Company to report, in addition to net loss, comprehensive loss and its components. A summary is as follows (in thousands):

	Three months ended
	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)
Comprehensive loss:
Net unrealized gain / (loss) on short-term investments	$14	$(4)
Foreign currency translation adjustment	26	(1,125)
Net loss	(8,257)	(5,375)

Comprehensive loss	$(8,217)	$(6,504)

5.	Common Stock Warrant Liability

As a result of the Company’s acquisition of Epoch, the Company assumed warrants representing 381,317 shares of the Company’s common stock with an exercise price of $8.32 per share and an expiration in early 2009. These warrants contain a provision whereby, under certain circumstances pertaining to a change of control of the Company, the warrant holders have the right to redeem their warrant for cash equal to the estimated fair value of the warrant at such time using the Black Scholes method to calculate the fair value. The volatility factor to be used in this calculation, is limited to the lesser of 50% or the Company’s actual historical volatility. As a result, and in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the fair value of the cash redemption portion of the warrants, measured in accordance with the terms of the warrant agreements, is recorded as a current liability on the Company’s balance sheet. The decrease in the market price of the Company’s common stock and other changes in the valuation assumptions from December 31, 2004 to March 31, 2005 resulted in a decrease in the value of the warrants between these dates of $881,000. Therefore, the Company reported an “other income” of $881,000 as a warrant valuation adjustment in the Company’s statement of operations for the year ended March 31, 2005.

The assumptions used in the Black-Scholes pricing model were:

	March 31, 2005	December 31, 2004
Expected term	3.9 years	4.2 years
Interest rate	3.3%	3.5%
Volatility	50%	50%
Dividends	—	—

Until the warrants are exercised or expire, the valuation of the warrants and the corresponding liability will be re-measured quarterly and the financial statements will reflect a non-cash valuation adjustment based on the change in the fair value of the warrants during each reporting period.

6.	Commitments and Contingencies

Long-term debt obligations

In March 2005, the Company extended its December 2003 equipment funding agreement to provide financing of up to $1.2 million for equipment purchases.

In March 2005, the Company issued a promissory note under this agreement in an aggregate principal amount of approximately $219,000. This note is secured by equipment with a cost of $219,000. This note bears interest at 10.86% per annum with principal and interest due in monthly payments of approximately $7,000 for 36 months.

As of March 31, 2005, the future contractual principal payments on all of the Company’s promissory notes are as follows (in thousands):

For the years ended December 31,
2005	$733
2006	513
2007	266
2008	21

Total	$1,533

The interest expense for the three months ended March 31, 2005 and 2004 was $34,000 and $33,000, respectively.

Restricted Cash

The Company has pledged under a security agreement long-term certificates of deposit, in lieu of cash deposits, to secure operating lease obligations which are reflected as restricted cash in the accompanying consolidated balance sheet. The Company had approximately $1.4 million in long-term certificates of deposit at March 31, 2005 and December 31, 2004.

Litigation

The Company maybe subject to other potential liabilities under various claims and legal actions that may be asserted. These matters have arisen in the ordinary course and conduct of the Company’s business, as well as through acquisitions, and some maybe be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to the Company. Although the amount of liability at March 31, 2005, with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

7.	Financial Statement Details

Receivables

Receivables are comprised of the following (in thousands) as of:

	March 31, 2005	December 31, 2004
	(Unaudited)
Product	$736	$721
License fees	1,475	1,375
Contract and grant	152	103

	2,363	2,199
Allowance for doubtful accounts	(117)	(176)

	$2,246	$2,023

Inventories

Inventories include the cost of material, labor and overhead, and are stated at the lower of average cost, determined on the first-in, first-out method, or market. The Company periodically evaluates its on-hand stock and makes appropriate provision for any stock deemed excess or obsolete.

Inventories consist of the following (in thousands) as of:

	March 31, 2005	December 31, 2004
	(Unaudited)
Raw materials	$2,678	$1,924
Work in process (materials, labor and overhead)	1,816	2,398
Finished goods (materials, labor and overhead)	3,963	3,282

	8,457	7,604
Reserve for excess and obsolescence	(6,340)	(5,860)

	$2,117	$1,744

In June 2003, the Company committed to a manufacturing agreement with Hitachi, Ltd. (“Hitachi”) that requires the Company provide annual purchase commitments to Hitachi for the second-generation workstation, the NanoChip® 400. As of March 31, 2005, the Company had commitments to purchase $588,000 of the NanoChip® 400 instruments from Hitachi through July 2005.

Property and Equipment

Property and equipment consist of the following (in thousands) as of:

	Estimated Useful Life (in-year)	March 31, 2005	December 31, 2004
		(Unaudited)
Scientific equipment	5	$9,131	$9,338
Office furniture and equipment	3 - 5	4,228	4,061
Manufacturing equipment	5	1,985	1,858
Leasehold improvements	(lesser of lease term or life of improvements)	7,247	7,247

		22,591	22,504
Less accumulated depreciation and amortization		(14,477)	(14,004)

		$8,114	$8,500

For the three months ended March 31, 2005 and 2004, depreciation and amortization expense related to property and equipment totaled $796,000 and $602,000, respectively.

Acquired Technology Rights

Acquired technology rights consist of the following (in thousands) as of:

		March 31, 2005		December 31, 2004
	Life	Gross Carrying Amount	Accumulated amortization	Gross Carrying Amount	Accumulated amortization
		(Unaudited)
In-licensed technology rights	3 – 10 years	$6,137	$(5,197)	$6,111	$(4,897)
Customer contracts acquired	7 years	1,210	(350)	1,210	—
Completed technology acquired	3 – 10 years	9,395	(43)	9,395	—

Total acquired technology rights		$16,742	$(5,590)	$16,716	$(4,897)

Intangible assets not subject to amortization:
Trademarks & trade names		$294		$294

The amortization expense of intangibles for the three months ended March 31, 2005 and 2004 was $692,000 and $252,000, respectively.

Estimated amortization of intangibles (in thousands) for the years ended:

2005	$1,438
2006	1,695
2007	1,688
2008	1,538
2009	1,488
Thereafter	3,305

$11,152

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following (in thousands) as of:

	March 31, 2005	December 31, 2004
	(Unaudited)
Accounts payable	$950	$998
Accrued compensation and benefits	1,958	2,443
Accrued legal fees	529	944
Accrued acquisition costs	—	2,249
Accrued warrant rescission	—	598
Other	2,663	2,691

	$6,100	$9,923

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. To the extent statements in this report involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, level of activity, performance or achievements expressed or implied by any forward-looking statement. These risks and uncertainties include those included herein under the caption “Factors That May Affect Results” below. We assume no obligation to update any forward-looking statements. Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and Notes thereto for the year ended December 31, 2004 in our Annual Report on Form 10-K.

Quarterly summary:

During the first quarter of 2005, the following significant business developments occurred:

•	Our strategy in 2004 to deliver a broader range of revenue generating products in 2005 for the advance diagnostics market continues to come to fruition. As we continued to generate revenue from our first generation Nanochip® System and associated consumables, we also increased our revenue with expanded product offerings and license fees that were related to our December 2004 acquisition of Epoch.

•	Several new products, currently under development are progressing to market as planned. Our internal testing indicates we continue to be on track to receive the required regulatory approvals necessary to begin distribution of our point-of-care tests for congestive heart failure (CHF) in the latter half of this year. We also remain confident that our second generation molecular biology workstation system, the NanoChip® 400, will begin shipping in the latter half of this year as well and will begin generating revenue initially from research customers, and subsequently from clinical customers following release of our Analyte Specific Reagents (ASRs) that clinical laboratory customers could use to develop tests for respiratory viral conditions and for detection of mutations potentially related to Cystic Fibrosis.

•	The research, development, and administration associated with developing new products and the broadening of our markets requires a significant investment and use of cash. Our cash usage during the first quarter of 2005 was higher than our projected rate primarily due to payment of transaction costs related to our acquisition of Epoch in December 2004. We believe we will continue to consume cash and have quarterly net losses for at least the remainder of this year until our product offerings gain traction in the market place and generate a return on investment.

•	We signed five European distributors for our congestive heart failure (CHF) and myocardial infarction point-of-care tests. When we completed development and receive regulatory approval for our point-of-care tests, our distribution network will provide access to 28 European nations and an exposure to a potential customer base of over 7,500 hospitals, 4,000 clinical laboratories and almost 11,000 cardiac specialists. Our European distributors will be responsible for the distribution and marketing of our CHF tests. We did not receive any payments or require purchase commitments from these distributors.

•	Epoch, whose acquisition was completed on December 16, 2004, was integrated into our operations during this quarter. Our work to fully integrate Epoch’s systems, operations and staff are expected to continue into the next couple of quarters.

Our business:

We are headquartered in San Diego, California and were founded on the vision of providing a higher quality of healthcare through advanced medical diagnostic products. As disease is increasingly understood at a patient-specific level, we provide the tests that will allow doctors or researchers to make informed decisions based on specific proteins or genes specific to the individual patient or person. We believe we will be a leader in providing the products necessary to shift the focus of medicine from reactive to proactive through our advanced diagnostic platforms. With this vision, we have developed a product portfolio and pipeline that renders molecular biology information accessible to researchers and clinicians.

Products:

In 2004, we raised $43.8 million in capital and with that funding we focused on broadening our product portfolio to expand our sources of revenues. In 2005, with that expanded product portfolio, that includes the microarray platform (e.g. NanoChip®), real-time Analyte Specific Reagents (ASRs) and anticipated point-of-care platforms, we believe we will have the platform technologies to meet the needs of a broader range of customers within the advanced diagnostic market. Each of these technology platforms provides us greater revenue potential and the opportunity to increase our critical mass.

Below illustrates how our platform technologies address the market for advanced molecular diagnostic tools:

Markets addressed by our product technologies:
Advanced Research (Universities, research facilities, etc.)	Clinical Laboratory (CLIA certified central laboratories and research laboratories)	Point-of-care (Emergency room or urgent care settings)
Point-of-Care Tests (SynX acquisition)
Real time ASRs (Epoch acquisition)
Microarray instrument platforms (NanoChip® 400)

As illustrated above we have three categories of advanced diagnostic products: 1) real-time ASRs, 2) microarray instrument platforms and related ASRs consumables, and 3) point-of-care tests.

1) Real-time ASRs

Our real-time ASRs are advanced molecular probes that amplify disease specific genetic sequences for analysis or identification. This platform technology provides real-time diagnosis of infectious and genetic diseases in a simple test with rapid turn around. The customers for this product line are primarily advanced research and clinical laboratories that test for single markers or mutations in genes. An advantage of our real-time ASRs is its “platform independence” providing us a broader market and customer base. In addition, we believe these products provide us name recognition and compliment our current sales and marketing efforts with a wider array of solutions for our customers.

2) Microarray instrument platforms and related ASRs

For our customers that require more complex testing than is available with real-time ASRs, we have developed the Molecular Biology Workstation and its second generation, the NanoChip®400 system, which is expected to be released later this year. These systems are based on our proprietary microarray-based or “lab on a chip” testing technology that allows testing for multiple gene markers or mutations on one test site. Our second generation system will offer customers a smaller footprint, faster throughput and simpler operating procedures than the current system. We are also developing a series of ASRs for the system which will provide our customers the capability to develop a series of tests including ones for respiratory viruses and for the genetic mutation associated with cystic fibrosis.

3) Point-of-care

Our point-of-care pipeline consists of highly specific tests for identifying protein markers that play a role in diseases. By identifying these proteins, doctors can more accurately diagnose and monitor the progress of specific diseases. Our researchers are developing products that focus on congestive heart failure, diagnosis of stroke and traumatic brain injury. We believe our technology will help to move many of these tests from the clinical reference lab to the point-of-care settings such as the emergency room. We are currently in the final stages of developing a congestive heart failure product, which is expected to be released in the later half of the year, which will test for levels of the protein NT-proBNP in the point-of-care setting.

Other sources of revenue:

License fee and royalty income

We own 128 issued U.S. patents as of March 31, 2005. We receive significant royalty payments from Applied Biosystems in an agreement that it assumed with its acquisition of Epoch Biosciences in December, 2004. This agreement provides for minimum quarterly royalties through the third quarter of 2005. Thereafter, we will receive royalty payments based on actual sales which may result in a significant reduction of royalties received. In addition, the contract can be terminated with a 180 day notice, although we expect our relationship with Applied Biosystems to continue into the foreseeable future.

We do not currently receive significant royalty payments from its patent portfolio with the exception of the Applied Biosystems agreement. We are now evaluating our intellectual property position and may choose to license portions of our patent portfolio in the future, if we believe the terms and conditions are acceptable in relationship to our future product pipeline.

Contracts and grants

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

Other:

Acquisitions:

We actively and selectively seek to acquire companies with complementary products and strong intellectual property positions to allow us to expand our product offerings and penetrate emerging markets. In 2004, we acquired in all stock transactions, SynX and Epoch to obtain new product lines for the proteomics technology pipeline (e.g. point-of-care) and real-time ASR diagnostic markets, respectively. We believe that these acquisitions are important to our long-term strategy and are an example of our ongoing efforts to build a stronger company with products to serve the advanced diagnostic marketplace. We anticipate using our common stock as the primary currency to purchase future companies or product lines.

FDA regulations:

Many of our products are used for research purposes, and their use by our customers generally is not regulated by the United States Food and Drug Administration, or FDA, or by any comparable international organization, with several limited exceptions including ASR products which are subject to certain manufacturing standards. When we begin to distribute and manufacture products for non-CLIA laboratory customers and point-of-care customers, we are subject to additional FDA regulation and oversight and are required to comply with the Quality System Regulations, which was formerly known as current good manufacturing practice, or GMP, and is described in 21 CFR part 820. Additionally, some of these same sites and products are intended to comply with certain voluntary quality programs such as ISO 9001.

Manufacturing:

Hitachi manufactures our NanoChip® systems and we manufacture the majority of our consumable products in our manufacturing facilities in San Diego, California and Bothell, Washington.

Except for our oligonucleotide, genomics services and specialized manufacturing production businesses, which are make-to-order businesses, we principally manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will continue to do so in the future. We do not currently have a significant backlog and do not anticipate we will develop a material backlog in the near future. In addition, we rely on third-party manufacturers to supply many of our raw materials, product components, and in some cases, entire products.

Fluctuations:

We anticipate that our results of operations will fluctuate on a quarterly and annual basis and will be difficult to predict. The timing and degree of fluctuation will depend upon several factors, including those discussed under “Risk Factors That May Affect Future Results.” In addition, our results of operations could be affected by the timing of orders from distributors and the mix of sales between distributors and our direct sales force. Although we have experienced growth in the last quarter, we cannot assure you that we will be able to sustain revenue growth or achieve profitability on a quarterly or annual basis.

Results of operations three months ended March 31, 2005 compared to the three months ended March 31, 2004

Revenues

The following table summarizes our revenues for the three months ended March 31, 2005 and 2004 (in thousands):

	For the quarter ended March 31,
	2005	2004	Difference
Product sales	$1,210	$1,132	$78
License fee and royalty income	1,700	152	1,548
Sponsored research	—	375	(375)
Contracts and grants	266	500	(234)

Total	$3,176	$2,159	$1,017

Product sales

•	Product sales include revenue from our three product lines of advanced diagnostic products, real-time ASRs, microarray instrument platforms and related ASRs consumables (NanoChip® system) and point-of-care tests. Product revenues rose during the first quarter of 2005 due to additional revenue from real-time ASRs and point of care tests acquired through the acquisitions of Epoch and SynX in December and April, 2004, respectively. Revenue from the NanoChip® system fell by approximately 55% in the first quarter of 2005 when compared to the same quarter of 2004, due to the limited size of the advanced research market and pending new products.

The future: During the second half of 2005, we are expecting to release several new products that will accelerate revenue growth including the NanoChip®400 and a point-of -care product to help diagnose congestive heart failure. We expect additional revenue when we release the NanoChip® 400, which has several features not available in the first generation system to address both the research and the larger clinical diagnostic market. In addition, we anticipate the release of ASRs for laboratory customers to use in developing tests on the NanoChip®400 which should further expand the market for this product.

•	License fees include nonrefundable fees generated from the licensing of our technology with third parties. License fees increased in the first quarter of 2005 as compared to the same quarter in 2004 due to the royalty bearing licensing agreement with Applied Biosystems for the TaqMan® 5’-nuclease real-time PCR assays.

The future: We continually evaluate additional licensing opportunities for our intellectual property. Through our recent acquisition we obtained a royalty bearing licensing agreement with Applied Biosystems, for the TaqMan® 5’-nuclease real-time PCR assays with contractual minimums through the third quarter of 2005 and thereafter we will receive royalty payments based on actual sales. We expect license fee revenue to remain consistent through the third quarter of 2005 due to contractual minimums. After the third quarter of 2005 we expect the licenses revenue to decrease based on our current analysis of the historic sales of the product.

•	Sponsored research revenue is nonrefundable money generated through the development agreement with Hitachi. We did not recognize any sponsored research revenue in the first quarter of 2005 due to the termination of the Hitachi collaborative research agreement in August 2003. Funding through this agreement was completed in the second quarter of 2004.

The future: With the conclusion of our sponsored research agreement with Hitachi in the second quarter of 2004, we do not expect any revenue from Hitachi in 2005 or thereafter. We may enter into additional sponsored research projects in the future.

•	Contracts and grants revenue is nonrefundable payments by various federal and state agencies for our research and development efforts awarded through contracts and grants. Contracts and grants revenue is recorded as the costs and expenses to perform the research are incurred, if the amount is reasonably commensurate with the effort expended and collection of the payment is reasonably assured. Under certain arrangements where funding is provided for contractually on a scheduled basis, revenue is recorded ratably over the term of the arrangement. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. The decrease in contract and grant revenue in the first quarter of 2005 as compared to the same quarter in 2004 is a result of the completion of certain contracts and grants. No new contracts or grants were entered into during the first quarter of 2005 to replace those that were completed.

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

Cost and expenses

Cost of product sales (in thousands):

	The three months ended March 31,
	2005	2004	Difference
Cost of product sales	$1,146	$914	$232

•	Cost of product sales includes the material, manufacturing labor, overhead costs and inventory impairment charges related to our products. In the first quarter of 2005, the cost of product sales included costs related to the sale of the first generation microarray system (NanoChip® system), the cost of delivering real-time ASRs and other various diagnostic products from our SynX operations. The increase in cost of product sales in the first quarter of 2005 as compared to the same quarter in 2004, was primarily due to additional costs associated with the production of real-time ASRs.

In the first quarter of 2005, we had an inventory reserve of $6.3 million primarily related to our first generation NanoChip® system as compared to $2.3 million in the first quarter of 2004. This inventory reserve was accumulated throughout 2004 during our quarterly evaluations of anticipated sales for the next twelve months. After our announcement of a second generation system in October 2004 and evaluating actual sales during the year, we reserved (expensed) the net remaining carrying value of all first generation NanoChip® systems without purchase orders as of December 31, 2004. During the first quarter of 2005, the reserve did not have a significant impact on our NanoChip® gross margins. Going forward, future sales of our first generation system are highly uncertain in light of previous sales history and our anticipated release of a second generation system. Future sales of first generation NanoChip systems, if any, will have a minimal cost of product sales.

The future. We are still in the early stages of commercialization of our real-time ASRs product line and are working to build in efficiencies into our manufacturing processes and expect to see improved gross margins in the future. We anticipate the second generation NanoChip® System will have a lower selling price per unit; therefore, our gross margins will depend on the number of units sold or rented to absorb our fixed capacity costs. We are still developing our models for accurately predicting the gross margins on our point-of-care testing products for the diagnosis of congestive heart failure as much depends on pricing and volume of sales.

Research and development expenses (in thousands):

	The three months ended March 31,
	2005	2004	Difference
Research and development	$4,912	$4,348	$564

•	Research and development expenses include the associated costs of salaries and benefits for scientific, engineering and operations personnel, costs associated with improving and refining our current products as well as development of potential new products and protocols, lab supplies, consulting, travel, facilities, and other expenditures associated with our research and product development activities. The increase in research and development expenditures in the first quarter of 2005 as compared to the first quarter of 2004, primarily related to continuing product development at the companies we acquired in 2004 which are intended to broaden our product lines and markets. In the first quarter of 2005, our research and development expenditures included the development of the second generation NanoChip®400 system and related consumables (general reagents and specific reagents for respiratory viruses and Cystic Fibrosis ASRs), development of new real time ASR products, advanced research related to real time ASRs and the development of diagnostic point-of-care products. In the first quarter of 2004, our research and development expenditure primarily focused on the NanoChip® 400 System and the associated consumables.

The future. We expect our research and development expenditures to remain level for the remainder of the year as we continue to control our development costs. However, we may incur additional costs if we acquire additional businesses or enter into significant development agreements later in the year. We will continue to focus our research and development expenditures in our current technology platforms (microarray, real time ASRs and point-of-care applications) in the advanced diagnostic and point-of-care market.

Selling, general and administrative expenses (in thousands):

	For the three months ended March 31,
	2005	2004	Difference
Selling, general and administrative	$5,967	$3,575	$2,392

•	Selling, general and administrative expenses include sales and marketing personnel, tradeshows, promotional activities and materials, administrative personnel, legal, other professional expenses and general corporate expenses. The increase in selling, general and administrative expenses in the first quarter of 2005 as compared to the first quarter of 2004, primarily relates to an additional $1.7 million in expenses related to operating costs in the companies we acquired and an additional $674,000 in expenses associated with the integration of our operations with Epoch, Sarbanes-Oxley Act compliance and managing a more complex and diverse business.

The future. In future quarters we expect selling, general and administrative expenses to remain consistent as we incur synergies and savings by consolidating many of the general and administrative functions as we fully integrate Epoch’s operations. However, the savings from consolidation of general and administrative activities are expected to be offset by increased sales and marketing expenses required to support the various new product launches expected later in 2005. Expenses may also be further impacted by potential future business combinations or corporate development transactions.

Amortization of purchased intangible assets (in thousands):

	For the three months ended March 31,
	2005	2004	Difference
Amortization of purchased intangibles assets	$393	$—	$393

•	Amortization of purchased intangible assets relates to our acquisition of Epoch in 2004 where we acquired the rights to certain completed technology and customer contracts valued at approximately $10.6 million. We are amortizing (expensing) these intangible assets over periods ranging form 3 to 10 years.

The future. In future quarters in 2005, we expect this amortization expense to remain consistent at its current level. The amortization expense may also be impacted by potential future business combinations or our periodic impairment evaluations.

Other income

The following table summarizes our other income for the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31,
	2005	2004	Difference
	(unaudited)
Interest income, net	$179	$102	$77
Other expense	(88)	(20)	(68)
Warrant valuation adjustment	881	—	881
Gain (loss) on foreign currency translation	13	1,221	(1,208)

Total other income	$985	$1,303	$(318)

Interest income, net

•	Interest income primarily relates to the interest we receive on our cash, cash equivalents, and short-term investments netted against the interest expense we incur from debt obligations. Our interest income increased in the first quarter of 2005 due to higher interest rates and larger balances of cash and investment balances during the whole quarter as compared to the first quarter of 2004 where our direct placement of stock occurred in the month of March.

Warrant valuation adjustment

•	Warrant valuation adjustment relates to our acquisition of Epoch in 2004 where we assumed warrants convertible into 381,317 shares of our common stock that contain a cash redemption feature which may be triggered under certain conditions. We accounted for the fair value of these warrants in our purchase accounting, with a portion of the value assigned to the cash redemption liability, and the remaining portion recorded as additional paid-in capital. We are required to revalue the cash redemption liability related to these warrants quarterly using the Black-Scholes valuation model with the changes in value accrued in the balance sheet and the associated non-cash income or expense recorded in the statement of operations. This revaluation adjustment occurred due to a decline in our stock price during the quarter thereby reducing the implied value of the warrant. Should our stock price rise in future quarters, this non-cash warrant valuation adjustment will become an expense rather than income as it was in the current quarter.

Gain on Foreign Currency Translation

•	The decrease in foreign currency translation income in the first quarter of 2005 primarily relates to the first quarter of 2004 decision to reorganize and discontinue all business activities of our majority owned subsidiary, Nanogen Recognomics GmbH. In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, and its related interpretations, when the business activity at this entity was discontinued we were required to recognize a one time gain of $1.2 million related to previously unrealized gains from foreign currency translation.

Liquidity and capital resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004	Difference
Cash and cash equivalents	$12,715	$15,372	$(2,657)
Short-term investments, available for sale	27,134	36,562	(9,428)

Total cash and cash equivalents and short-term investment, available for sale	$39,849	$51,934	$(12,085)

Current assets	$45,783	$57,442	$(11,659)
Current liabilities	(7,562)	(12,443)	4,881

Working capital	$38,221	$44,999	$(6,778)

Our cash and cash equivalents and short-term investments, available for sale and working capital decreased $12.0 million and $6.8 million, respectively, in the current quarter. Our cash use was higher this quarter than we are projecting for the remaining quarters this year due to the payment of costs accrued in the fourth quarter of 2004 associated with our acquisition of Epoch in December of 2004. In addition, we are in the early stages of our products’ life cycle, requiring us to expend cash as we develop and expand our product pipeline, bring products to market and manage this activity. We believe we will continue to consume cash and have quarterly net losses during the rest of 2005. Our cash burn and quarterly net loss will continue until our product offerings gain traction in the market place and begin to generate a return on investment.

We believe that existing funds and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditures and debt service requirements at least through March 31, 2006. However, to provide greater flexibility, additional liquidity, ability to complete strategic mergers and acquisitions and commercialize our products in development, we anticipate raising additional funds through the sale of our common stock and/or the issuance of debt.

From inception to March 31, 2005, we have financed our operations primarily by:

•	Issuing our stock

•	Generating revenues

•	Cash obtained through our acquisition of Epoch

•	Using proceeds from our litigation settlement with CombiMatrix

•	Obtaining a modest amount of capital equipment long-term financing

We believe that our near-term borrowing requirements and debt repayments will continue to involve a relatively small amount of cash.

We invest excess funds in short-term investments that are classified as available-for-sale. We believe that it is important to maintain a significant amount of cash and short-term investments on hand to ensure that we have adequate resources to fund future research and development, provide working capital and assuage legal risks and challenges to our business model.

We expect that our existing capital resources, combined with anticipated product revenues, license fees and contract and grant funding, will be sufficient to support our planned operations, through at least the next twelve months. However, this estimate is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. Our future liquidity and capital funding requirements for reminder of 2005 will depend on numerous factors including, but not limited to: potential business combinations, potential corporate development transactions, commercial success of our products, or lack thereof, the extent to which our products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding our potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, prosecution and enforcement of patents important to our business and any litigation related thereto, the results of clinical trials, competitive developments, and our ability to maintain existing collaborations and to enter into additional collaborative arrangements. We have incurred negative cash flow from operations since inception and do not expect to generate positive cash flow to fund our operations for at least the next several years. We will need to raise additional capital to fund our research and development programs, to scale-up manufacturing activities and expand our sales and marketing efforts to support the commercialization of our products under development. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, we may be required to curtail or cease our operations or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

Cash provided by (used in) operating, investing and financing activities of the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	March 31, 2005	March 31, 2004
Net cash used in operating activities	$(9,982)	$(6,376)
Net cash provided by (used in) investing activities	7,211	(11,356)
Net cash provided by financing activities	$91	$41,069

Operating activities

Net cash used in operating activities for the three months ended March 31, 2005 and 2004 primarily related to our net losses, changes in working capital due to the product shipments and payments in liabilities. The net loss in both periods was primarily related to the costs associated with commercializing our products that includes broadening our product lines, the development and support of our sales and marketing organization, continuing research and development efforts on existing products and the administration of this activity. In the three months ended March 31, 2005, we used $598,000 to refund proceeds received to exercise certain warrants which were subsequently rescinded and an additional $1.7 million for the payment of other short term liabilities.

Investing activities

Net cash provided by investing activities in the three months ended March 31, 2005 primarily related to net proceeds from the sale of short-term investments, which was offset by the purchase of fewer short-term investments (i.e. we utilized short-term investments to fund our operating activities). In addition, we had approximately $1.7 million in payments related to our December 2004 acquisition of Epoch. Net cash used in investing activities in the three months ended March 31, 2004 primarily related to reinvesting the cash we realized from our common stock sale into purchasing available-for-sale short-term investments in order to enhance our yield on our cash balances. In addition, we provided $805,000 to fund the operations of SynX before we acquired the company in April of 2004.

Capital spending is essential to our product innovation initiatives and maintaining our operational capabilities. In the three months ended March 31, 2005 and 2004, we used cash to purchase $432,000 and $120,000, respectively, in equipment to support the development of our product lines.

Financing activities

Net cash provided by financing activities in the three months ended March 31, 2005 related to proceeds of $156,000 from the exercise of employee stock options and to offset the cost of purchasing equipment, we issued a $219,000 promissory note secured by the equipment. We currently have $1.2 million of funding available under our financing line as of March 31, 2005.

Net cash provided by financing activities in the three months ended March 31, 2004 related to the $33.7 million in gross proceeds from sale of common stock, $4.6 million in gross proceeds from the exercise of warrants related to financing in September 2003, and approximately $4.9 million from the exercise of employee stock options.

In the three months ended March 31, 2005 and 2004, net cash provided by financing activities was offset by payments related to our debt obligations of $284,000 and $219,000, respectively.

We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Condensed Consolidated Financial Statements. We have no off-balance sheet arrangements.

Critical Accounting Policies

There were no material changes in the critical accounting policies or estimates from those at December 31, 2004.

Future Accounting Requirements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we do currently, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006. Adoption of this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider the following risks, together with other matters described in this Form 10-Q or incorporated herein by reference in evaluating our business and prospects. If any of the following risks occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our securities could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-Q (including certain of the following factors) constitute forward-looking statements.

If our products are not successfully developed or commercialized, we could be forced to curtail or cease operations.

We are at an early stage of development. As of March 31, 2005, we had only a limited product offering that includes our NanoChip® System (which consists of our NanoChip® Molecular Biology Workstation and NanoChip® Cartridge), NanoChip® Cartridge, various ASRs for detection of gene mutations associated with diseases such as cystic fibrosis, general purpose reagents and accessories to facilitate assay and protocol development and validation on the NanoChip® Platform and through our acquisition of SynX, point-of-care diagnostic tests for myocardial infarction and drugs of abuse. We announced our second-generation instrument, the NanoChip® 400, in October 2004. This new instrument is expected to begin shipping this year. All of our other platforms and ASRs and other potential products are under development. Our NanoChip® System, ASRs or our other products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

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

Although we have developed a number of products as discussed above, we may not be able to further develop these products or to develop other commercially viable products. Even if we develop a product, it may not be accepted in the marketplace. If we are unable to achieve market acceptance, we will not be able to generate sufficient product revenue to become profitable. We may also be forced to carry greater inventories of our products for longer periods than we may have anticipated. If we are unable to sell the inventory of our products in a timely fashion and at anticipated price levels, we may not become profitable. In addition, we may have to take accounting charges and reduce the value of our product inventory to its net realizable value. In the three months ended March 31, 2005 we did not incur any charge to reduce our inventory to its net realizable value, however, in the years ended December 31 2004, 2003 and 2002 we took accounting charges of approximately $3.7 million, $908,000 and $1.1 million, respectively, to reduce product inventory to its estimated net realizable value. If actual future demand or market conditions are less favorable than those currently projected by us, additional inventory write-downs may be required. Market acceptance will depend on many factors, including our ability to:

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

Performance issues with our products may also harm market acceptance of our products and reduce our revenues. During the year ended December 31, 2004 and the quarter ended March 31, 2005, we experienced performance issues with our CFTR ASR which negatively impacted our revenue. Certain of the clinical research laboratories using our CFTR ASR experienced validation rates and repeat rates which were not satisfactory, increasing their costs and labor associated with the tests. We are in the process of making improvements to our CFTR ASR to address these issues. Nonetheless, we may not be able to address these issues to the satisfaction of our clinical laboratory customers and they may decide to adopt alternative products or may not resume purchases of our CFTR ASR.

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

We completed two significant acquisitions in 2004: the acquisition of SynX Pharma Inc. in April 2004 and Epoch Biosciences, Inc. in December 2004. We expect that the SynX product line will accelerate our entry into the point-of-care market and we expect that the acquisition of Epoch will result in a material increase in revenues during 2005. However, we cannot be certain that we will achieve these and other benefits which we currently expect from these acquisitions. The process of integrating these acquired companies requires significant efforts and expenditures, including the coordination of information technologies, research and development, sales and marketing, administration and manufacturing. Combining our product offerings is a complex and lengthy process involving a number of steps in which we will seek to achieve increasing degrees of integration of our products. Additionally, SynX is located in Canada and Epoch is located in Washington, and because our facilities are physically separated, it may be difficult for us to communicate effectively with, manage and integrate these employees and operations with the rest of the Company. If we are not able to integrate the operations of these acquired companies and businesses successfully, we may not be able to meet our expectations of future results of operations.

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

Since our inception, we have incurred cumulative net losses which, as of March 31, 2005, total approximately $223.4 million. Moreover, our negative cash flow and losses from operations will continue for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, which fluctuations could be significant. The amount and timing of product revenue recognition and cash flow may depend on whether potential customers for the NanoChip® System choose to enter into sales, reagent rentals, cost-per-test or development site transactions. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, market acceptance of the second generation NanoChip® 400 System, acquisitions, and potential other products under development, including the CHF product and diagnostics related to infectious disease, the type of acquisition program our potential customers may choose, whether and when new products are successfully developed and introduced by us or our competitors, and the achievement of milestones under our collaborative agreements with Hitachi and various government agencies. The recognition of revenue under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

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

The FASB recently issued a revised standard that requires that we record compensation expense in the statement of operations for employee stock options using the fair value method. The adoption of the new standard is expected to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to establish the value of stock options. As a result, the adoption of the new standard in the first quarter of fiscal 2006 could negatively affect our stock price and our stock price volatility.

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

The number of our sales and marketing employees may not result in corresponding numbers of sales or placements of the NanoChip® System, the sale of ASRs, point-of-care diagnostic products or other products

As of March 31, 2005, we had 26 total employees in our worldwide sales and marketing group.

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

International operations involve a number of risks not typically present in domestic operations, including:

•	currency fluctuation risks;

•	changes in regulatory requirements;

•	additional costs resulting from deploying the NanoChip® System, including the second-generation NanoChip® 400, ASRs, point-of-care diagnostics, and other products in foreign countries due to:

•	licenses, tariffs and other trade barriers;

•	political and economic instability, including the war on terrorism;

•	difficulties in staffing and managing foreign offices;

•	costs and difficulties in establishing and maintaining foreign distribution partnerships;

•	potentially adverse tax consequences; and

•	the burden of complying with a wide variety of complex foreign laws and treaties.

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

We are highly dependent on the principal members of our scientific, manufacturing, marketing, administrative, management and executive personnel, the loss of whose services might significantly delay or prevent the achievement of our objectives. We face competition from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel. For the three months ended March 31, 2005 and the years ended December 31, 2004, 2003 and 2002 we experienced turnover rates of 5.6%, 27%, 25% and 29%, respectively. Turnover at these rates may, and if they continue, will adversely affect us.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K and quarterly Form 10-Qs that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of the fiscal year. How companies are maintaining their compliance with these requirements including internal control reforms, if any, to comply with Section 404’s requirements, and how independent auditors are applying these requirements and testing companies’ internal controls, remain subject to uncertainty. We expect that our internal controls will continue to evolve as our business activities change. Although we will continue to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. If, during any year, our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

Further, pursuant to the terms of our stock-holder rights plan adopted in November 1998, as amended, we have distributed a dividend of one right for each outstanding share of common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved in advance by our board of directors and may have the effect of deterring unsolicited takeover attempts.

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

The technology licenses and Applied Biosystem’s obligation to pay us royalties on their sale of products that incorporate Epoch’s technologies continue until the expiration of the underlying patents. Since the July 2002 amendment that increased the minimum royalty levels, quarterly royalties earned based on actual sales by Applied Biosystems have been less than the contractual minimum royalty levels. As a result, the royalty payments have been in the amount of the specified quarterly minimum level. The current agreement calls for quarterly royalty minimums through the third quarter of 2005. Thereafter, we will receive royalty payments based on actual sales which may result in a significant reduction of royalties received.

Either party may terminate the agreement upon 180 days written notice. In the event that this agreement is terminated, our revenues, financial condition and operating results would be adversely affected and our stock price would likely decline.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest rate exposure

Our exposure to market risk due to fluctuations in interest rates relates primarily to short-term investments. These short-term investments, reported at an aggregate fair market value of $27.1 million as of March 31, 2005, consist primarily of investments in debt instruments of financial institutions and corporations with strong credit ratings and United States government obligations. These securities are subject to market rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at March 31, 2005, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risk inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer. While we do not always have the intent, we do currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows. Changes in interest rates would, of course, affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

The functional currency for our Canadian and Netherlands subsidiaries is the U.S. dollar. The functional currency of our majority owned subsidiary in Germany is the euro. The German subsidiary’s accounts are translated from the euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded in accumulated other comprehensive income in the consolidated financial statements included herein. In certain instances, our subsidiaries conduct business with customers and vendors in euros or in other local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European customers and vendors. The net tangible assets of our foreign subsidiaries, excluding intercompany balances, was approximately $17.5 million at March 31, 2005.

Notwithstanding the foregoing, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business financial condition and results of operations. For example currency exchange rate fluctuations may affect international demand for our products. In addition, interest rates fluctuations may affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.

Foreign currency exchange rates can be obtained from the website at www.oanda.com.

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

(b) Change in Internal Control over Financial Reporting.

During the first quarter of 2005, we continued to implement new processes and controls over net product sales, cost of sales and other commercial transactions related to the commercial operations resulting from the December 2004 acquisition of Epoch. To enhance our operational efficiencies and effectiveness, we changed our internal controls over financial reporting through the outsourcing of our payroll processing. We implemented various key controls to mitigate the risks associated with such a transition. However, as of March 31, 2005 we have not tested the operating effectiveness of the new internal controls related to payroll processing or integration of Epoch. Other than these changes, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation

In the normal course of business, the Company has been and will likely continue to be subject to routine litigation incidental to our business, such as claims related to customer disputes, employment practices, product liability, warranty or patent infringement. Responding to litigation, regardless of whether it has merit, can be expensive and disruptive to normal business operations. However, as litigation is inherently uncertain, the Company cannot predict the outcome of such matters. The Company can provide no assurance that the ultimate outcome, either individually or in the aggregate, will not have a material adverse effect on its financial statements.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOGEN, INC.

Date: May 10, 2005	/s/ HOWARD C. BIRNDORF
Howard C. Birndorf
Chairman of the Board and Chief Executive Officer

Date: May 10, 2005	/s/ ROBERT SALTMARSH
Robert Saltmarsh
Chief Financial Officer

NANOGEN, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.