Form 10-Q
period 2005-06-30
NANOGEN INC
filed 2005-08-09
CIK 1030339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

YES ☒ NO ☐

As of July 15, 2005, 47,846,345 shares of the Registrant’s Common Stock were outstanding.

NANOGEN, INC.

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004	1

	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2005 and 2004	2

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and 2004	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	46
Item 4.	Controls and Procedures	47

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 5.	Other Information	48
Item 6.	Exhibits	49

Signatures

EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NANOGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	As of June 30, 2005	As of December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,824	$15,372
Short-term investments	13,051	36,562
Receivables, net	2,334	2,023
Inventories, net	2,274	1,744
Other current assets	2,253	1,741

Total current assets	38,736	57,442
Property and equipment, net	8,101	8,500
Acquired technology rights, net	10,587	11,819
Restricted cash	1,411	1,411
Other assets, net	804	780
Goodwill	96,178	96,072

Total assets	$155,817	$176,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,653	$9,923
Deferred revenue	442	420
Common stock warrants	275	1,112
Current portion of debt obligations	874	988

Total current liabilities	9,244	12,443
Debt obligations, less current portion	658	610
Other long-term liabilities	5,508	5,455

Total long-term liabilities	6,166	6,065
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value, 135,000,000 shares authorized at June 30, 2005 and December 31, 2004; 47,859,967 and 47,765,581 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	48	48
Additional paid-in capital	375,404	374,910
Accumulated other comprehensive loss	(115)	(174)
Deferred compensation	(868)	(1,184)
Accumulated deficit	(233,140)	(215,162)
Treasury stock, at cost, 500,189 shares at June 30, 2005 and December 31, 2004, respectively	(922)	(922)

Total stockholders’ equity	140,407	157,516

Total liabilities and stockholders’ equity	$155,817	$176,024

See accompanying notes.

NANOGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Product sales	$1,078	$477	$2,288	$1,609
License fees and royalty income	1,623	38	3,323	190
Sponsored research	—	125	—	500
Contracts and grants	434	478	700	978

Total revenues	3,135	1,118	6,311	3,277

Costs and expenses:
Cost of product sales	1,128	1,940	2,274	2,854
Research and development	5,160	4,040	10,072	8,388
Selling, general and administrative	6,410	4,234	12,377	7,809
Charge for acquired in-process research and development	—	3,758	—	3,758
Amortization of purchased intangible assets	392	—	785	—

Total costs and expenses	13,090	13,972	25,508	22,809

Loss from operations	(9,955)	(12,854)	(19,197)	(19,532)
Other income (expense):
Interest income, net	309	129	488	231
Other expense	(22)	(147)	(110)	(167)
Warrant valuation adjustment	(44)	—	837	—
Gain (loss) on foreign currency translation	(9)	(17)	4	1,204

Total other income (expense)	234	(35)	1,219	1,268

Net loss	$(9,721)	$(12,889)	$(17,978)	$(18,264)

Net loss per share —basic and diluted	$(0.20)	$(0.39)	$(0.38)	$(0.61)

Number of shares used in computing net loss per share — basic and diluted	47,783	32,798	47,778	29,870

See accompanying notes.

NANOGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2005	2004
Operating activities:
Net loss	$(17,978)	$(18,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,901	1,795
Charge for acquired in-process research and development	—	3,758
Inventory reserves	—	1,525
Foreign currency translation gain	—	(1,204)
Other non-cash charges	(177)	6
Loss on disposal of fixed assets	31	—
Accretion related to short-term investments	178	95
Stock-based compensation expense	612	4
Warrant valuation adjustment	(837)	—
(Decreases) increase in cash caused by changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables	(205)	(27)
Inventories	(879)	463
Other current and long-term assets	(508)	(492)
Accounts payable and accrued liabilities	(695)	(2,756)
Deferred revenue and other long-term liabilities	22	(65)

Net cash used in operating activities	(17,535)	(15,162)

Investing activities:
Purchase of short-term investments	(22,566)	(38,591)
Proceeds from sale and maturities of short-term investments	46,005	7,126
Acquisition of businesses, net of cash acquired	(1,681)	(1,370)
Purchase of equipment	(927)	(149)
Funding of bridge notes receivable related to acquisition	—	(998)

Net cash provided by (used in) investing activities	20,831	(33,982)

Financing activities:
Principal payments on long-term obligations	(546)	(238)
Issuance of common stock, net	198	48,906
Proceeds from development partner	—	441
Proceeds from long-term obligations	480	—

Net cash provided by financing activities	132	49,109
Effect of exchange rate changes	24	28

Net increase (decrease) in cash and cash equivalents	3,452	(7)
Cash and cash equivalents at beginning of period	15,372	8,550

Cash and cash equivalents at end of period	$18,824	$8,543

See accompanying notes.

NANOGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2005

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of June 30, 2005, consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 are unaudited, but include all adjustments (consisting of normal recurring adjustments, except in June 30, 2004, for a $1.5 million inventory charge and the entries related to the acquisition of SynX Pharma Inc., including a $3.8 million charge to in-process research and development both of which are discussed herein) which in the opinion of management are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2005 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Nanogen, Inc. Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005.

When we refer to “we,” “our,” “us” or “Nanogen” in this document, we mean the current Delaware corporation Nanogen, Inc. and its California predecessor, as well as all of our consolidated subsidiaries.

Basis of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries and other subsidiaries controlled by us. All significant intercompany accounts and transactions have been eliminated. As of June 30, 2005, we do not have any investments in entities that are variable interest entities for which we are the primary beneficiary.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we periodically assess certain of our long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates the carrying values of the assets may not be recovered. An impairment occurs when the undiscounted cash flows expected to be generated by an asset are less than its carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. During the three and six months ended June 30, 2005 and 2004, we had no impairment losses.

Goodwill

We have elected to perform our analysis of goodwill during the fourth quarter this year. In addition, we will perform an analysis whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Based on our analysis no indicators of impairment were identified in the first half of 2005.

Net Loss per Share

We compute net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” We compute basic net income (loss) per share by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, and in the periods they are dilutive, common equivalent shares for outstanding stock options and warrants computed using the treasury stock method. The weighted average common shares outstanding during the period does not include those shares issued pursuant to the exercise of stock options prior to vesting. In loss periods, common stock equivalents are excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

Short-Term Investments

We invest excess cash in highly liquid debt instruments of financial institutions and corporations with strong credit ratings and in United States government obligations. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

We have evaluated our investments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and we have determined that all of our investment securities are properly classified as available-for-sale. Based on our intent, investment policies and our ability to liquidate debt securities, we classified such short-term investment securities within current assets. Available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive loss within stockholders’ equity. The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income (expense). The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded as a component within other income (expense), net.

We review the carrying values of our investments and write down investments to their estimated fair value by a charge to operations when we determine the decline in value of an investment is considered to be other than temporary. The cost of investments sold is based on the average cost method and is recorded on the settlement date.

At June 30, 2005, the excess of carrying cost over the fair value of our short-term investments that are below carrying cost is immaterial and considered to be temporary.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information on operating segments in interim and annual financial statements. We operate in one segment, which is the business of development, manufacturing and commercialization of advanced diagnostic products. Our chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment.

Revenue Recognition

Product revenue is generated by the sale of commercial products and services under various sales programs to the end user and through distribution channels. The Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectibility is reasonably assured, and requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. The Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement’s consideration should be measured and allocated to the separate units of accounting. We believe that our revenue recognition policies are in compliance with SAB 104 and EITF Issue No. 00-21.

Product sales

We sell NanoChip Molecular Biology Workstations (“NanoChip Systems”) and related consumables including NanoChip Cartridges, and Analyte-Specific Reagents (“ASRs”), real time PCR reagent products, real time ASRs and point-of-care diagnostic tests (“diagnostic tests”) to end users and distributors in the research and clinical diagnostic fields.

Revenue from product sales that require no ongoing obligations are recognized as revenue when shipped to the customer (f.o.b. shipping point in the United States or Delivery Duty Paid at the customer’s site in Europe) and title has passed and collection is reasonably assured. In transactions where a right-of-return exists, revenue is deferred until acceptance has occurred and the period for the right-of-return has lapsed. As of June 30, 2005, we have not entered into any sales transactions where rights-of-return exist.

We sell NanoChip Systems either as (i) direct sales or (ii) reagent rental/cost per test agreements.

(i) Direct sales

Revenue from the direct sales of NanoChip Systems and related consumables to an end user or a distributor is recognized following receipt of a purchase order, shipment of the product and when title has passed. In transactions where a right-of-return exists, revenue is deferred until acceptance has occurred and the period for the right-of-return has lapsed. The cost of sales related to the system and consumables is recorded in the period in which the corresponding revenue is recognized.

We provide product warranty coverage for NanoChip® Systems. The NanoChip® System’s warranty periods are generally for one year under direct sales and over the period of the contract for a cost per test agreement. NanoChip® System’s sold to distributors are typically sold without warranty coverage. The fair value of the warranty is recorded as deferred revenue. The revenue is recognized ratably over the warranty period. The fair value of the warranty is determined by the renewal price for a maintenance contract on similar equipment and is consistent for all customers.

Workstations sold to distributors are sold outright with title transferring at point of shipment (f.o.b. shipping point in the United States or Delivery Duty Paid at the customer’s site in Europe).

(ii) Reagent rental/cost per test agreements

Revenue from fee per test agreements results when a NanoChip System is provided to a customer in return for the customer paying a premium on consumable products over a contractual number of years. When the fee per test agreement is consummated, the value of the NanoChip® System is reclassified from inventory to fixed assets and the cost of the system is amortized to the cost of product sales over the period of the contractual arrangement. Revenues and the cost of product sales for consumables are recognized when they are shipped.

License and royalty fees

We recognize royalty revenue when the amounts are earned and determinable, which is generally when the cash payment is received. We are able to recognize minimum required payments on an accrual basis, as they are determinable under contract. Royalty payments that are based on product sales by the licensees are generally not finalized until the licensee has completed their internal computations of the royalties due and/or remitted their cash payment.

We will recognize revenue tied to third party sales on an accrual basis if information is available to enable us to estimate the royalty due to us. However, we could experience materially different revenues and results of operations when we receive actual royalty reports and the related cash payments.

In certain situations we may not be able to receive information on licensee product sales on a timely basis that will allow us to reasonably estimate the amount of royalty revenue to be recognized in the quarter the third party sales took place. We will not recognize this royalty revenue until we are able to ensure that we have reliable information, which may be in a subsequent period. Therefore, we could experience materially different revenues from quarter to quarter depending on the timing of receipt of third party reports or cash payments.

Sponsored research, contract and grants revenue

We earn revenue for performing tasks under research agreements with both commercial enterprises and governmental agencies. Sponsored research and contract and grants revenue is generally recorded as the costs and expenses to perform the research are incurred. Continuation of certain sponsored research and contracts and grants are dependent upon our achievement of specific contractual milestones. Milestone payments are recognized as revenue upon meeting the following criteria: i) we have achieved a specified milestone and have earned the milestone payment, ii) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement, iii) the fees are non-refundable, and iv) the collection of the payment is reasonably assured. In circumstances where funding is provided on a contractually scheduled basis, revenue is recorded ratably over the term of the arrangement. Payments received in advance are recorded as deferred revenue until the expenses are incurred. Any payments received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the balance sheet.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4.” FAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that the allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of FAS 151 will have a significant effect on our financial statements.

In March 2005, the Security and Exchange Commission (“SEC”) released Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB 107). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently reviewing the effect of SAB 107 on our condensed consolidated financial statements as we prepares to adopt SFAS 123R.

In December 2004, the FASB issued SFAS No. 123, “Share-Based Payment”, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we do currently, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and we are currently assessing which model we may use in the future under the new statement and we may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in a different accounting treatment than is currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of tax benefits within the consolidated statement of cash flows. In addition, we will also be required to determine the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retroactive adoption options. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

In April 2005, the SEC announced the adoption of Release No. 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Standard No. 123 (Revised 2004), Share-Based Payment”, that amends the effective date of FAS 123R to January 1, 2006 for fiscal year end companies such as ours. The adoption of FAS 123R will have a significant impact on our consolidated financial statements in the first quarter of 2006 as we will be required to expense the fair value of the stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on the consolidated net results of operations within the footnotes, as is our current practice.

2. Stock-Based Compensation

We apply the intrinsic value-based method of accounting as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for our stock option plans. Under the intrinsic value method, compensation expense is measured on the date of grant only if the then current market price of the underlying stock exceeded the exercise price and is recorded on a straight-line basis over the applicable vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in our employee options. The use of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because our employee stock options have characteristics significantly different from those of freely traded options, and because the assumptions underlying the Black-Scholes model involve substantial judgment, our estimate of the fair value of our awarded stock options may differ materially from the ultimate value realized by the recipient employee.

The weighted average estimated fair values of stock options granted during the three and six months ended June 30, 2005 was $3.48 and $4.54 per share, respectively and the three and six months ended June 30, 2004 was $6.65 and $6.92 per share. Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Expected term	5 years	5 years	5 years	5 years
Interest rate	4.0%	3.2%	4.0%	3.2%
Volatility	80%	110%	69%	110%
Dividends	—	—	—	—

Had compensation expense been recorded based on the fair value method prescribed by SFAS No. 123, our pro forma net loss, and pro forma loss per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(9,721)	$(12,889)	$(17,978)	$(18,264)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Deduct: Total stock based employee compensation expense determined under Black-Scholes method for all awards, net of related tax effects	(1,382)	(1,238)	(2,823)	(2,182)

Pro forma	$(11,103)	$(14,127)	$(20,801)	$(20,446)

Basic and diluted loss per share:
Basic and diluted loss per common share:
As reported	$(0.20)	$(0.39)	$(0.38)	$(0.61)
Pro forma	$(0.23)	$(0.43)	$(0.44)	$(0.68)

The amounts disclosed above are not necessarily indicative of the amounts that will be expensed upon adoption of FAS No. 123R “Share-Based Payment”. Compensation expense calculated under FAS No. 123R may differ from amounts currently disclosed within these footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS No. 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options and stock purchases under our employee stock purchase plan, as discussed under “Recent Accounting Pronouncements.”

Periodically, we issue options to non-employees. The options are recorded at their fair values (using the Black-Scholes model) as determined in accordance with SFAS No. 123 and periodically re-measured in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” and are recognized over the related service period.

3. Business Combination

On April 21, 2004, we acquired all the outstanding common stock of SynX Pharma Inc. (“SynX”) in an all-stock transaction by way of a court-approved plan of arrangement. Based in Toronto, Canada, SynX leverages proteomic and biomarker research to develop a line of point-of-care diagnostic tests. Through this acquisition we gained access to SynX’s point-of-care technologies. Consistent with our strategy to broaden our product lines we gained access to a world wide license to the congestive heart failure (CHF) marker NT-proBNP to develop a test for the point-of-care market. Also, by combining our companies, we were able to consolidate operational and administrative functions. These factors were among those that contributed to a purchase price resulting in the recognition of $10.5 million in goodwill.

The total purchase price of approximately $16.0 million was a result of us issuing SynX stockholders 0.123 shares of our common stock for each share of their common stock. The market value of our common stock on April 21, 2004 of $7.60 was used to determine the fair value of the shares exchanged. SynX debenture holders received our common stock based upon (i) the aggregate principal amount plus accrued and unpaid interest owed on the debenture (ii) the currency exchange rate on April 21, 2004, and (iii) the average best bid and best ask price for our stock on April 21, 2004. SynX’s stockholders and debenture holders received approximately 1.6 million shares of our common stock or 5% of our common stock immediately following the acquisition. We also assumed all of SynX’s options and warrants outstanding at the effective date of the merger and they are now exercisable for 0.123 of our common stock. The exercise prices of the options and warrants were adjusted accordingly. The fair value of assumed options and warrants were determined using the Black-Scholes option pricing model using a stock price of $7.63 and the following assumptions:

	Options	Warrants
Expected term	2 years	2 years
Interest rate	1.47%	1.47%
Volatility	90%	90%
Dividends	—	—

The results of operations of SynX have been included in the accompanying consolidated financial statements from the date of acquisition. The actual cost of the acquisition has been recorded as follows (in thousands):

Nanogen common stock exchanged	$12,493
Fair value of options and warrants assumed	1,237
Direct transaction costs	2,279

Total purchase price	$16,009

The allocation of the above purchase price is as follows (in thousands):

Tangible assets acquired	$5,818
In Process Research & Development
Congestive Heart Failure Diagnostic	2,677
Traumatic Brain Injury Diagnostic	504
Diabetes Diagnostic	577
Intangible assets not subject to amortization	294
Goodwill	10,452

Total assets acquired	20,322
Liabilities assumed	(4,313)

Net assets acquired	$16,009

We used an independent third party to perform a valuation analysis of our purchased intangibles and in-process research and development (IPR&D) and we reviewed their assumptions, calculations and conclusions for reasonableness. We primarily used the “income approach” to value these assets based on the assumption that the value of an asset can be determined by estimating the present value of the expected cash flows generated by an investment in that asset. Based on the valuation we allocated $294,000 to trade names that is not subject to amortization and allocated $3.8 million of the purchase price to IPR&D related to congestive heart failure (CHF), traumatic brain injury (TBI) and diabetes diagnostic products. The research and development underlining these applications was unique to our current research and development projects involving microarray technology. The IPR&D asset was expensed at the date of acquisition in accordance with FASB Interpretation No. 4 “Applicability of FASB Statement No.2 to Business Combinations Accounted for by the Purchase Method.” The value assigned to acquired IPR&D was determined by estimating the expenses required to develop the acquired IPR&D into commercially viable products, estimating the resulting cash flows from the products and discounting the net cash flows to their present values and to reflect the risks associated with the development of the products. The discount rates used ranged from 30% to 40% reflecting the inherent risks involved in launching complex diagnostic products. The calculations of value were adjusted to reflect the creation efforts which were made prior to the close of the acquisition. The IPR&D expense resulting from these calculations allocated $2.7 million in fair value to CHF, $504,000 in fair value to TBI and $577,000 in fair value for diabetes diagnostics. At the time of the acquisition, the CHF product was the closest to completion, and is currently expected to be launched in the second half of 2005. The TBI and diabetes products are still in the early stages of the development cycle. The amount assigned to acquired in-process research and development was recorded as an expense in the statement of operations for the year ended December 31, 2004. Approximately $10.5 million has been allocated to goodwill which is not subject to amortization. Goodwill represents the excess purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.

In addition, as part of the acquisition, we acquired certain real estate commitments approximating current market lease rates for comparable properties to SynX averaging $917,000 per year for a total of approximately $6.6 million on a building lease through 2012.

Pro Forma Information

The following unaudited pro forma information assumes that the April 21, 2004 and December 16, 2004 acquisitions of SynX and Epoch Bioscience, Inc., respective, occurred on January 1, 2004. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect as of the periods indicated, or of future results of operations. The unaudited pro forma results for the three and six months ended June 30, 2004, are as follows (in thousands, except per share data):

	Three months ended June 30, 2004 (unaudited)	Six months ended June 30, 2004 (unaudited)
Revenues	$3,084	$7,431
Net loss (1)	$(14,388)	$(21,643)
Loss per share (basic and diluted)	$(0.31)	$(0.49)

(1)	Includes $3.8 million for the write-off of IPR&D costs for the three and six months ended June 30, 2004.

4. Warranty

Our products are generally sold without a warranty. However, we provide product warranty coverage for NanoChip® Systems. The NanoChip® System’s warranty periods are generally for one year under direct sales and over the period of the contract for a cost per test agreement. NanoChip® System’s sold to distributors are typically sold without warranty coverage.

We are required to estimate our warranty obligations incurred by reference to historical product warranty return rates, material usage. The estimated warranty obligation is recognized at the time of sale and amortized over the service period. Should actual costs differ from our estimated warranty obligations, revisions to the estimated warranty liability would be required. In addition, we have costs associated with an in-house service function that is charged to cost of products sales in the period it is incurred.

Changes in our warranty liability were as follows (in thousands):

	Balance at January 1,	Warranty additions (charges to expense)	Cost for warranty service	Balance at June 30,
2005:
Warranty reserve	$17	$25	$(20)	$22

2004:
Warranty reserve	$159	$54	$(108)	$105

5. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires us to report, in addition to net loss, comprehensive loss and its components. A summary is as follows (in thousands):

	Three months ended June 30,		Six month ended June 30,
	2005	2004	2005	2004
Comprehensive loss:
Net unrealized gain / (loss) on short-term investments	$21	$(141)	$35	$(145)
Foreign currency translation adjustment	(2)	(96)	24	(1,217)
Net loss	(9,721)	(12,889)	(17,978)	(18,264)

Comprehensive loss	$(9,702)	$(13,126)	$(17,919)	$(19,626)

6. Common Stock Warrant Liability

As a result of our acquisition of Epoch Bioscience, we assumed warrants representing 381,317 shares of our common stock with an exercise price of $8.32 per share with an expiration date in early 2009. These warrants contain a provision whereby, under certain circumstances pertaining to a change of control of Nanogen, the warrant holders have the right to redeem their warrant for cash equal to the estimated fair value of the warrant using the Black Scholes method. The volatility factor to be used in this calculation, is limited to the lesser of 50% or our actual historical volatility. As a result, and in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the fair value of the cash redemption portion of the warrants, measured in accordance with the terms of the warrant agreements, is recorded as a current liability on our balance sheet. The decrease in the market price of our common stock and other changes in the valuation assumptions from December 31, 2004 to June 30, 2005 resulted in a decrease in the value of the warrants between these dates of $837,000. Therefore, we reported an “other income” of $837,000 as a warrant valuation adjustment in our statement of operations for the six months ended June 30, 2005.

The assumptions used in the Black-Scholes pricing model were:

	June 30, 2005	December 31, 2004
Expected term	3.7 years	4.2 years
Interest rate	4.0%	3.6%
Volatility	50%	50%
Dividends	—	—

Until the warrants are exercised or expire, the valuation of the warrants and the corresponding liability will be re-measured quarterly and the financial statements will reflect a non-cash valuation adjustment based on the change in the calculated value of the warrants during each reporting period.

7. Commitments and Contingencies

Long-term debt obligations

In March 2005, we extended our December 2003 equipment funding agreement to provide financing of up to $965,000 for equipment purchases through February 2006.

In March 2005, we issued a promissory note under this agreement in an aggregate principal amount of approximately $219,000. This note is secured by equipment with a cost of $219,000. This note bears interest at 10.86% per annum with principal and interest due in monthly payments of approximately $7,000 for 36 months.

In June 2005, we issued another promissory note under this agreement in an aggregate principal amount of approximately $261,000. This note is secured by equipment with a cost of $261,000. This note bears interest at 10.56% per annum with principal and interest due in monthly payments of approximately $8,500 for 36 months.

As of June 30, 2005, the future contractual principal payments on all of our promissory notes are as follows (in thousands):

For the years ended December 31,
2005 (Six months)	$518
2006	595
2007	357
2008	62

Total	$1,532

The interest expense for the three and six months ended June 30, 2005 was $28,000 and $62,000, respectively.

Purchase Commitment

In June 2003, we committed to a manufacturing agreement with Hitachi, Ltd. (“Hitachi”) that requires us to provide annual purchase commitments to Hitachi for the second-generation workstation, the NanoChip® 400. As of June 30, 2005, we had commitments to purchase $1.3 million of the NanoChip® 400 instruments from Hitachi through September 2005. In July 2005, we made another commitment to purchase an additional $400,000 of NanoChip® 400 instruments through October 2005.

Restricted Cash

We have pledged under a security agreement long-term certificates of deposit and a letter of credit, in lieu of cash deposits, to secure operating lease obligations which are reflected as restricted cash in the accompanying consolidated balance sheet. We had approximately $1.4 million in long-term certificates of deposit and a letter of credit at June 30, 2005 and December 31, 2004.

Litigation

We may be subject to potential liabilities under various claims and legal actions that may be asserted. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions, and some may be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to us. Although the amount of liability at June 30, 2005, with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial position, results of operation or cash flows.

8. Financial Statement Details

Receivables

Receivables are comprised of the following (in thousands) as of:

	June 30, 2005	December 31, 2004
	(Unaudited)
Product	$755	$721
License fees	1,544	1,375
Contract and grant	105	103

	2,404	2,199
Allowance for doubtful accounts	(70)	(176)

	$2,334	$2,023

Inventories

Inventories include the cost of material, labor and overhead, and are stated at the lower of average cost, determined on the first-in, first-out method, or market. We periodically evaluate our on-hand inventories and make appropriate provisions for any inventories deemed excess or obsolete.

Inventories consist of the following (in thousands) as of:

	June 30, 2005	December 31, 2004
	(Unaudited)
Raw materials	$3,534	$1,924
Work in process (materials, labor and overhead)	1,800	2,398
Finished goods (materials, labor and overhead)	2,942	3,282

	8,276	7,604
Reserve for excess and obsolescence	(6,002)	(5,860)

	$2,274	$1,744

During the three months ended June 30, 2004, we increased our reserves related to our inventory NanoChip® Molecular Biology Workstation and accessory items by $1.5 million. This charge is reflected as additional cost of sales during the period.

Property and Equipment

Property and equipment consist of the following (in thousands) as of:

	Estimated Useful Life (years)	June 30, 2005	December 31, 2004
	(Unaudited)
Scientific equipment	5	$10,402	$9,338
Office furniture and equipment	3 – 5	4,335	4,061
Manufacturing equipment	5	1,205	1,858
Leasehold improvements	(lesser of lease term or life of improvements)	7,324	7,247

		23,266	22,504
Less accumulated depreciation and amortization		(15,165)	(14,004)

		$8,101	$8,500

For the three and six months ended June 30, 2005, depreciation and amortization expense related to property and equipment totaled $848,000 and $1,644,000, respectively.

Acquired Technology Rights

Acquired technology rights consist of the following (in thousands) as of:

	Estimated Useful Life(years)	June 30, 2005		December 31, 2004
		Gross Carrying Amount	Accumulated amortization	Gross Carrying Amount	Accumulated amortization
		(Unaudited)
In-licensed technology rights	3 –10	$6,137	$(5,369)	$6,111	$(4,897)
Customer contracts acquired	7	1,210	(87)	1,210	—
Completed technology acquired	3 –10	9,395	(699)	9,395	—

Total acquired technology rights		$16,742	$(6,155)	$16,716	$(4,897)

Intangible assets not subject to amortization:
Trademarks & trade names		$294		$294

The amortization expense of intangibles for the three and six months ended June 30, 2005 was $565,000 and $1,257,000, respectively.

Estimated amortization of intangibles (in thousands) for the years ended:

2005 (Six months)	$872
2006	1,695
2007	1,688
2008	1,538
2009	1,488
Thereafter	3,306

$10,587

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following (in thousands) as of:

	June 30, 2005	December 31, 2004
	(Unaudited)
Accounts payable	$2,139	$918
Accrued compensation and benefits	2,208	2,443
Accrued legal fees	711	944
Accrued acquisition costs	—	2,329
Accrued warrant rescission	—	598
Other	2,595	2,691

	$7,653	$9,923

9. Related Party Transaction

In June 2005, we signed a letter of agreement with FasTraQ, Inc. (“FasTraQ”) for the development of certain future product. Our Chief Executive Officer and Chairman of the Board, Mr. Birndorf, is a director and an investor in FasTraQ. Mr. Birndorf abstained from the discussions and votes regarding FasTraQ at the meetings of our Board of Directors. We made an initial non-refundable payment of $500,000 to FasTraQ to begin the initial development of this product. We will expense the $500,000 payment over approximately six months, which is the estimated time required to perform the development.

10. Subsequent events

On July 5, 2005, we invested approximately $350,000 into the equity of a development stage research and development company called Pharmacogenetics Diagnostic Laboratory, LLC (“PGx”) to provide us access to certain technology related to pharmacogenetics. We will increase our equity investment to approximately $500,000 if PGx reaches certain agreed upon milestones.

On July 20, 2005, we invested approximately $1.5 million into the equity of another development stage research and development company called Jurilab LTD. (“Jurilab”) to provide us access to technology related to certain gene markers. We have the obligation to increase our equity investment by approximately $1.5 million by January 31, 2006 if Jurilab meets certain conditions within our investment agreement. In addition, we have the option to purchase the entire company at not-to-exceed prices through December 31, 2007.

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

Summary:

During the six months ended June 30, 2005, the following significant business developments occurred:

•	Our strategy in 2004 to deliver a broader range of revenue generating products in 2005 for the advance diagnostics market continues as we planned. In the last six months we have made steady progress towards the introduction of several new products and believe they present opportunities for Nanogen to grow revenues substantially. These new product launches will represent important milestones in the progress of our company and the implementation of a sustainable, multi-product business model that over time will demonstrate improved financial performance. Our internal testing indicates we continue to be on track to receive the required regulatory approvals necessary to begin distribution of our point-of-care tests for congestive heart failure (CHF) later this year. The second generation molecular biology workstation system, the NanoChip® 400, is expected to begin shipping later this year. We expect the NanoChip® 400 will begin generating revenue initially from research customers and subsequently from clinical customers following release of our Analyte Specific Reagents (ASRs). Our clinical laboratory customers could use these ASRs to develop tests for respiratory viral conditions, thrombosis, and for the detection of mutations potentially related to Cystic Fibrosis.

•	The research, development and administration associated with developing new products and the broadening of our markets continues to require a significant investment and use of cash. We believe we will continue to use cash and have quarterly net losses for at least the next year until our product offerings gain traction in the market place and generate a return on investment. To ensure that we continue to have the cash required to fund our operations, in June 2005 we filed a prospectus with the Securities and Exchange Commission for an aggregate public offering up to $60,000,000. We are currently determining the timing and most appropriate type of offering (which may involve any combination of common stock, preferred stock, debt securities or warrants) that balances our cash requirements with the interest of our stockholders.

•	We signed five European distributors for our congestive heart failure (CHF) and myocardial infarction point-of-care tests. When we complete development and receive regulatory approval for our point-of-care tests, our distribution network will provide access to 28 European nations and an exposure to a potential customer base of over 7,500 hospitals, 4,000 clinical laboratories and almost 11,000 cardiac specialists. Our European distributors will be responsible for the distribution and marketing of our CHF tests. We did not receive any payments or require purchase commitments from these distributors.

•	Epoch Bioscience, whose acquisition was completed on December 16, 2004, was integrated into our operations during the first half of this year.

•	In a subsequent event on July 21, we made an equity investment of approximately $1.5 million in Jurilab, a Finnish company that has assembled a large data base of genetic markers by studying the genetic patterns of a founder population in East Finland. Uniquely, this data base was constructed over the last twenty years providing novel insights to the correlation of genetic patterns as a prognosticator of disease. Our investment in Jurilab is an example of our desire to add proprietary content on top of our advanced diagnostic tools and thereby creating unique solutions to evaluate and diagnose disease. We expect to make another equity investment of approximately $1.5 million early next year to help cover their operating expenses. The investment agreement provides us with an option to purchase the entire company over the next several years after we understand the potential of their genetic marker database in greater detail.

Our business:

We are headquartered in San Diego, California and were founded on the vision of providing a higher quality of healthcare through advanced medical diagnostic products. As disease is increasingly understood at a patient-specific level, we provide the tests that will allow physicians or researchers to make informed decisions based on specific proteins or genes specific to the individual patient or person. Our goal is to become a leader in providing the products that will enable the application of medical care to shift from reactive to proactive through our advanced diagnostic platforms. With this vision, we have developed a product portfolio and pipeline that renders molecular biology information accessible to researchers and clinicians.

Products:

In 2004, we raised $43.8 million in capital and with that funding we focused on broadening our product portfolio to expand our sources of revenues. With our expanded product portfolio, that includes the microarray platform (e.g. NanoChip®), real-time Analyte Specific Reagents (ASRs) and anticipated point-of-care platforms, we believe we will have the platform technologies to meet the needs of a broader range of customers within the advanced diagnostic market. Each of these technology platforms provides us greater revenue potential and the opportunity to increase our critical mass.

Below illustrates how our platform technologies address the market for advanced molecular diagnostic tools:

Markets addressed by our product and technologies:
Advanced Research (Universities, research facilities, etc.)	Clinical Laboratory (CLIA certified central laboratories and research laboratories)	Point-of-care (Emergency room or urgent care settings)
Point-of-Care Tests (SynX acquisition)
Real time PCR products (Epoch acquisition)
Microarray instrument platforms (Molecular Biology Workstation and NanoChip® 400)

As illustrated above we have three categories of advanced diagnostic products: 1) real-time ASRs, 2) microarray instrument platforms and related ASRs consumables, and 3) point-of-care tests.

1) Real-time PCR products

Our real-time PCR products include both custom designed products for the research market and ASRs which are sold to clinical laboratories. These products are advanced molecular probes that amplify disease specific genetic sequences for analysis or identification. This platform technology provides real-time diagnosis of infectious and genetic diseases in a simple test with rapid turn around. The customers for this product line are primarily advanced research and clinical laboratories that test for single markers or mutations in genes. An advantage of our real-time PCR products is its “platform independence” providing us a broader market and customer base. In addition, we believe these products provide us name recognition and compliment our current sales and marketing efforts with a wider array of solutions for our customers.

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

3) Point-of-care

Our point-of-care pipeline consists of highly specific tests for identifying protein markers that play a role in diseases. By identifying these proteins, doctors can more accurately diagnose and monitor the progress of specific diseases. Our researchers are developing products that focus on congestive heart failure, diagnosis of stroke and traumatic brain injury. We believe our technology will help to move many of these tests from the clinical reference lab to the point-of-care settings such as the emergency room. We are currently in the final stages of developing a congestive heart failure product, which is expected to be released in the second half of 2005, which will test for levels of the protein NT-proBNP in the point-of-care setting.

Other sources of revenue:

License fee and royalty income

We own 131 issued U.S. patents as of June 30, 2005. We receive significant royalty payments from Applied Biosystems pursuant to an agreement between Applied Biosystems and Epoch Biosciences. This agreement provides for minimum quarterly royalties through the third quarter of 2005. Thereafter, we will receive royalty payments based on actual sales which may result in a significant reduction of royalties received. In addition, the contract can be terminated with a 180 day notice, although we expect our relationship with Applied Biosystems to continue into the foreseeable future.

We do not currently receive significant royalty payments from our patent portfolio with the exception of the Applied Biosystems agreement. We are evaluating our intellectual property position and may choose to license portions of our patent portfolio in the future, if we believe the terms and conditions are acceptable in relationship to our future product pipeline.

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

Acquisitions and goodwill valuation:

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

Our business strategy includes acquiring companies, technologies and product lines to complement our internally developed products and expand our product offerings. During 2004, we identified SynX and Epoch as two businesses operating in market niches that were complementary to our existing business and products and which we believed would offer us the ability to broaden our product line. We also believed that our existing sales and marketing infrastructure would allow us to market and sell the current and future products of these companies within our current sales and marketing organization. Finally, we identified numerous operational and administrative functions which could be consolidated within the combined company. These factors were among those that contributed to a purchase price resulting in the recognition of goodwill.

We utilized an independent third party to perform a valuation analysis related to intangible assets of SynX and Epoch as of their respective acquisition dates. We reviewed the assumptions, calculations and conclusions of this valuation analysis for accuracy and reasonableness. We recognized identified intangible assets in our acquisitions if we could identify an asset from contractual or other legal rights or if the asset is “separable” from the business. We considered an asset “separable” if it (a) was capable of being sold, transferred, licensed, rented or exchanged or (b) can be transferred in combination with a related asset or liability. We then identified the intangible assets in SynX and Epoch in the following areas: marketing, customer relationships, artistic creation, contracts and technologies. For technologies acquired, we considered the guidelines set forth in SFAS No.2 “Accounting for Research and Development Expense” and FASB Interpretation No. 4 “Applicability of FASB Statement No.2 to Business Combinations Accounted for by the Purchase Method” to determine whether a technology is classified as complete or in-process research and development (“IPR&D”). Pursuant to the above guidelines, we assessed the value and future applications of technology assets to be used in IPR&D projects. We expensed technologies determined to have no alternative future use. Completed technology was recorded at its fair value and will be amortized over its estimated remaining useful life.

In-process research and development

Based upon a valuation by an independent third party, we allocated $3.8 million of the purchase price of SynX to IPR&D related to congestive heart failure (CHF), traumatic brain injury (TBI) and diabetes diagnostic products. The research and development underlining these applications was unique to our current research and development projects involving microarray technology. The IPR&D asset was expensed at the date of acquisition in accordance with FIN 4. The value assigned to acquired IPR&D was determined by estimating the expenses required to develop the acquired IPR&D into commercially viable products, estimating the resulting cash flows from the products and discounting the net cash flows to their present values and to reflect the risks associated with the development of the products. The discount rates used ranged from 30% to 40% reflecting the inherent risks involved in launching complex diagnostic products. The calculations of value were adjusted to reflect the creation efforts which were made prior to the close of the acquisition. The IPR&D expense resulting from these calculations allocated $2.7 million in fair value to CHF, $504,000 in fair value to TBI and $577,000 in fair value for diabetes diagnostics. At the time of the acquisition, the CHF product was the closest to completion, and is currently expected to be launched in the second half of 2005. The TBI and diabetes products are still in the early stages of the development cycle.

The development of medical diagnostic devices is subject to a number of risks, including development, regulatory and marketing risks. There can be no assurance our development stage products will overcome these hurdles and become commercially viable products or gain commercial acceptance. We did not have accurate estimates as to the resource requirements needed to launch new products in research and development at the time of the acquisition. We fund these products with our working capital. As of June 30, 2005, none of these products has been commercialized.

Manufacturing:

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

Development and manufacturing agreement with Princeton BioMeditech Corporation (“PBM”):

Through SynX we are a party to a 2001 development and manufacturing agreement between SynX Pharma and PBM to jointly develop and market various point-of-care tests for certain biomarkers and protein targets. Under this arrangement PBM worked to develop, produce, and distribute rapid assay diagnostic point-of-care products (“POC Rapid Assay”) utilizing reagents supplied by SynX. SynX agreed to pay a portion of the development costs for a “POC reader” prior to our acquisition. There were no remaining funding obligations at the time we acquired SynX. Any revenue generated by jointly developed products is required to be shared between the parties. As of June 30, 2005, we did not have any significant revenue under this agreement.

We are currently in discussions with PBM to clarify and modify various terms within this agreement. Although this agreement is unclear on certain terms and is subject to change in the near future, we believe that PBM will be responsible for procuring the CHF reader, manufacturing the CHF consumables, and marketing, selling and distributing the CHF readers and tests within the United States. We will be responsible for providing certain reagents for the CHF consumable product and for marketing, selling and distributing the CHF readers and tests outside of the United States. We also expect that the parties will share revenues with the majority of revenues being allocated to the party responsible for selling, marketing and distributing the CHF product within a specific geographic territory. We expect that each party will be responsible for its own manufacturing, sales and marketing expenses.

Other than the revenue stream payments and shared funds of the reader development, there are no material purchase minimums or required payments between the parties in the agreement.

In the year ended December 31, 2004 there were no payments between the parties. In the six months ended June 30, 2005, we ordered and paid approximately $200,000 for CHF readers from PBM in the first quarter.

FDA regulations:

Many of our products are used for research purposes, and their use by our customers generally is not regulated by the United States Food and Drug Administration, or FDA, or by any comparable international organization, with several limited exceptions including ASR products which are subject to certain manufacturing standards. When we begin to distribute and manufacture products for non-CLIA laboratory customers and point-of-care customers, we are subject to additional FDA regulation and oversight and are required to comply with the Quality System Regulations, which was formerly known as good manufacturing practices, or GMP, and is described in 21 CFR part 820. Additionally, some of these same sites and products are intended to comply with certain voluntary quality programs such as ISO 9001.

Fluctuations:

We anticipate that our results of operations will fluctuate on a quarterly and annual basis and will be difficult to predict. The timing and degree of fluctuation will depend upon several factors, including those discussed under “Risk Factors That May Affect Future Results.” In addition, our results of operations could be affected by the timing of orders from distributors and the mix of sales between distributors and our direct sales force. Although we have experienced revenue growth in the last six months, we cannot assure you that we will be able to achieve revenue growth or profitability on a quarterly or annual basis.

Results of operations three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004

Revenues

The following table summarizes our revenues (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2005	2004	Difference	2005	2004	Difference
Product sales	$1,078	$477	$601	$2,288	$1,609	$679
License fees and royalty income	1,623	38	1,585	3,323	190	3,133
Sponsored research	—	125	(125)	—	500	(500)
Contracts and grants	434	478	(44)	700	978	(278)

Total	$3,135	$1,118	$2,017	$6,311	$3,277	$3,034

•	Product sales include revenue from our three product lines of advanced diagnostic products: real-time PCR products that include both custom designed products for the research market and ASRs which are sold to clinical laboratories, microarray instrument platforms and related ASRs consumables (NanoChip® system) and point-of-care tests. Product sales rose during the three and six months ended June 30, 2005 as compared to the same periods in the prior year primarily due to additional revenue from real-time PCR products acquired through the acquisition of Epoch in December 2004. Revenue from the NanoChip® system fell by approximately 45% in the six months ended June 30, 2005 when compared to the same period in 2004, due to a price reduction on the NanoChip® systems sold in anticipation of a second generation product.

The future: In the second half of 2005, we are expecting to accelerate sales revenue growth by broadening our platform technologies portfolio beyond the advanced research market by entering into the clinical laboratory market and the point-of-care market with several new products. To address the clinical diagnostic market and the smaller research market our second generation NanoChip® 400 has several features not available in the first generation system. In addition, we are addressing the point-of-care market with a congestive heart failure product that will test for levels of the protein NT-proBNP in emergency rooms or doctor’s offices.

•	License fees and royalty income include non-refundable fees generated from the licensing of our technology with third parties. License fees and royalty income increased in the three and six months ended June 30, 2005 as compared to the same periods in 2004 due to the royalty bearing licensing agreement with Applied Biosystems for the TaqMan® 5’-nuclease real-time PCR assays.

The future: We continually evaluate additional licensing opportunities for our intellectual property. Through our recent acquisition we obtained a royalty bearing licensing agreement with Applied Biosystems, for the TaqMan® 5’-nuclease real-time PCR assays with contractual minimums through the third quarter of 2005 and thereafter we will receive royalty payments based on actual sales. We expect license fee revenue to remain consistent through the third quarter of 2005 due to contractual minimums. After the third quarter of 2005 we expect the licenses revenue may decrease significantly based on our analysis of the historic sales of the product.

•	Sponsored research revenue is nonrefundable money generated through the development agreement with Hitachi. We did not recognize any sponsored research revenue in 2005 due to the termination of the Hitachi collaborative research agreement in August 2003. Funding through this agreement was completed in the second quarter of 2004.

The future: With the conclusion of our sponsored research agreement with Hitachi in the second quarter of 2004, we do not expect any revenue from Hitachi in 2005 or thereafter. We may enter into additional sponsored research projects in the future.

•	Contracts and grants revenue is nonrefundable payments by various federal and state agencies for our research and development efforts awarded through contracts and grants. Contracts and grants revenue is recorded as the costs and expenses to perform the research are incurred, if the amount is reasonably commensurate with the effort expended and collection of the payment is reasonably assured. Under certain arrangements where funding is provided for contractually on a scheduled basis, revenue is recorded ratably over the term of the arrangement. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. The decrease in contract and grant revenue in the six months ended June 30, 2005 as compared to the same period in the prior year is primarily related to the completion in the first quarter of 2005 of certain grants with no additional grants to replace the ones that were completed. In the three months ended June 30, 2005, we entered into several new contracts and grants that began to offset our decrease in revenue as compared to the same period in the prior year.

The future: The recognition of revenue under contracts and grants may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year depending on the timing and quantity of contracts and grants. In the future, we expect contract and grant revenue to become a decreasing portion of our overall revenues. We expect the majority of our revenue growth to be generated through an increase in product revenue.

Cost and expenses

Cost of product sales (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2005	2004	Difference	2005	2004	Difference
Cost of product sales	$1,128	$1,940	$(812)	$2,274	$2,854	$(580)

•	Cost of product sales includes the material, manufacturing labor, overhead costs and inventory impairment charges related to our products. In the three and six months ended June 30, 2005, the cost of product sales included costs related to the sale of the NanoChip® system (only in the first quarter 2005, see below), the cost of delivering real-time ASRs and other various diagnostic products from our SynX operations as compared to the same period in 2004, where the cost of product sales primarily related to the NanoChip® system. The decrease in cost of product sales in the three and six months ended June 30, 2005 as compared to the same period in 2004, was primarily due to inventory reserves taken in 2004 for the NanoChip® system.

As of June 30, 2005, we had an inventory reserve of $6.0 million primarily related to our first generation NanoChip® system as compared to $4.1 million as of June 30, 2004. This inventory reserve was accumulated throughout 2004 and 2003 during our quarterly evaluations of anticipated sales for the next twelve months. After our announcement of a second generation system in October 2004 and evaluating actual sales during the year, we reserved (expensed) the net remaining carrying value of all first generation NanoChip® systems without purchase orders as of December 31, 2004. In the three months ended June 30, 2005, we sold approximately $133,000 of NanoChip® systems that had been fully reserved. Therefore the expense was not recorded in our cost of product sold. Going forward, future sales of our first generation system are highly uncertain in light of our anticipated release of a second generation system later in 2005. Future sales of first generation NanoChip® systems, if any, will have a minimal cost of product sales.

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

Research and development expenses (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2005	2004	Difference	2005	2004	Difference
Research and development expenses	$5,160	$4,040	$1,120	$10,072	$8,388	$1,684

•	Research and development expenses include the associated costs of salaries and benefits for scientific, engineering and operations personnel, costs associated with improving and refining our current products as well as development of potential new products and protocols, lab supplies, consulting, travel, facilities, expenses incurred with our contract and grant revenue and other expenditures associated with our research and product development activities. The increase in research and development expenditures in the three and six months ended June 30, 2005 as compared to the same period in 2004, primarily related to product development expenses of real time ASR products related to our acquisition of Epoch with no comparable expenses in 2004.

The future. We expect our research and development expenditures to remain at a similar level for the remainder of the year as we continue to control our development costs. However, we may incur additional costs if we acquire additional businesses or enter into significant development agreements in the second half of the year. We will continue to focus our research and development expenditures in our current technology platforms (microarray, real time ASRs and point-of-care applications) in the advanced diagnostic market.

Selling, general and administrative expenses (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2005	2004	Difference	2005	2004	Difference
Selling, general and administrative expenses	$6,410	$4,234	$2,176	$12,377	$7,809	$4,568

•	Selling, general and administrative expenses include sales and marketing personnel, tradeshows, promotional activities and materials, administrative personnel, legal, other professional expenses and general corporate expenses. We had a $2.9 million increase in general and administrative expenses in the six months ended June 30, 2005 as compared to the same period in 2004 that related to expenses we incurred managing a more complex and diverse business, costs associated with the Sarbanes-Oxley Act compliance and the integration of Epoch. In addition, we had a $1.7 million increase related to our sales and marketing expenditures in anticipation of future product releases of the NanoChip® 400 and point-of-care product lines.

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

Charge for acquired in-process research and development (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2005	2004	Difference	2005	2004	Difference
Charge for acquired in-process research and development	$—	$3,758	$(3,758)	$—	$3,758	$(3,758)

•	We incurred a non-cash charge of $3.8 million related to the expensing of acquired in-process research and development or IPR&D, related to the SynX acquisition in the second quarter of 2004 with no comparable charges in the same period of 2005. The IPR&D asset was expensed at the date of acquisition in accordance with FASB Interpretation No. 4 “Applicability of FASB Statement No.2 to Business Combinations Accounted for by the Purchase Method.” The estimated fair value of $3.8 million in IPR&D expense was related to $2.7 million for congestive heart failure (CHF), $504,000 for traumatic brain injury (TBI) and $577,000 for diabetes diagnostic products. These products as of the acquisition date in April 2004, had not reached technological feasibility and had no alternative future uses.

The future. The development of these diagnostic products is subject to a number of risks, including development, regulatory and marketing risks. As of June 30, 2005 none of these products has been commercialized; however, our CHF product is closest to commercialization. We do not currently have a schedule for the commercialization of the TBI or diabetes diagnostic products. The primary risk associated with not completing this technology as anticipated is the delay in recovery or non-recovery of our investment in this area of research and development. We do not expect to incur any additional charges for acquired IPR&D related to the SynX or Epoch acquisitions. However, if we acquire other companies in the future, we may incur additional material in-process research and development charges. Costs associated with the completion of IPR&D are recorded as research and development expenses in the period incurred.

Amortization of purchased intangible assets (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2005	2004	Difference	2005	2004	Difference
Amortization of purchased intangible assets	$392	$—	$392	$785	$—	$785

•	Amortization of purchased intangible assets relates to our acquisition of Epoch in 2004 where we acquired the rights to certain completed technology and customer contracts valued at approximately $10.6 million. We are amortizing (expensing) these intangible assets over periods ranging from 3 to 10 years.

The future. In future quarters in 2005, we expect this amortization expense to remain consistent at its current level. The amortization expense may also be impacted by potential future business combinations or our periodic impairment evaluations.

Other income

The following table summarizes our other income (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2005	2004	Difference	2005	2004	Difference
Interest income, net	$309	$129	$180	$488	$231	$257
Other expense	(22)	(147)	125	(110)	(167)	57
Warrant valuation adjustment	(44)	—	(44)	837	—	837
Gain (loss) on foreign currency translation	(9)	(17)	8	4	1,204	(1,200)

Total other income	$234	$(35)	$269	$1,219	$1,268	$(49)

Interest income, net

•	Interest income primarily relates to the interest we receive on our cash, cash equivalents, and short-term investments netted against the interest expense we incur from debt obligations. Our interest income increased in the three and six months ended June 30, 2005 as compared to the same periods in 2004 due to higher interest rates on our short-term investments.

Warrant valuation adjustment

•	Warrant valuation adjustment relates to our acquisition of Epoch in 2004 where we assumed warrants convertible into 381,317 shares of our common stock that contain a cash redemption feature which may be triggered under certain conditions. We accounted for the fair value of these warrants in our purchase accounting, with a portion of the value assigned to the cash redemption liability, and the remaining portion recorded as additional paid-in capital. We are required to revalue the cash redemption liability related to these warrants quarterly using the Black-Scholes valuation model with the changes in value accrued in the balance sheet and the associated non-cash income or expense recorded in the statement of operations. This revaluation adjustment occurred due to an increase in our stock price during the quarter thereby increasing the implied value of the warrant. Should our stock price fall in future quarters, this non-cash warrant valuation adjustment will become income rather than an expense as it was in the current quarter.

Gain on Foreign Currency Translation

•	The decrease in foreign currency translation income in the six months ended June 30, 2005 primarily relates to the first quarter of 2004 decision to reorganize and discontinue all business activities of our majority owned subsidiary, Nanogen Recognomics GmbH. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, and its related interpretations, when the business activity at this entity was discontinued we were required to recognize a one time gain of $1.2 million related to previously unrealized gains from foreign currency translation.

Liquidity and capital resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004	Difference
Cash and cash equivalents	$18,824	$15,372	$3,452
Short-term investments, available for sale	13,051	36,562	(23,511)

Total cash and cash equivalents and short-term investment, available for sale	$31,875	$51,934	$(20,059)

Current assets	$38,736	$57,442	(18,706)
Current liabilities	(9,244)	(12,443)	3,199

Working capital	$29,492	$44,999	$(15,507)

Our cash and cash equivalents and short-term investments, available for sale and working capital decreased $20.1 million and $15.5 million, respectively, in the six months ended June 30, 2005. In addition, we are in the early stages of our products’ life cycle, requiring us to expend cash as we develop and expand our product pipeline, bring products to market and manage this activity. We believe we will continue to consume cash and have quarterly net losses during the next several years. We have incurred negative cash flows from operations since inception and do not expect to generate positive cash flows to fund our operations until our product offerings achieve greater sales and begin to generate a return on investment.

We expect that our existing capital resources, combined with anticipated product revenues, license fees, contract and grant funding and access to financing, will be sufficient to support our planned operations, at least through June 30, 2006. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may differ materially. Without access to financing (on terms acceptable to us) within the next twelve months, we may have to cease or curtail operations that may materially alter our current business strategy, product development, financial condition or results of operations. As part of our plans to secure sufficient cash to fund our operations, to complete strategic acquisitions of businesses or products and commercialize our products in development, in June 2005, we filed a registration statement with the Securities and Exchange Commission for an aggregate public offering up to $60,000,000. We are currently determining the timing and most appropriate type of offering (which may involve any combination of common stock, preferred stock, debt securities or warrants) that balances our cash requirements with the interest of our stock holders.

From inception to June 30, 2005, we have financed our operations primarily by:

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

Cash provided by (used in) operating, investing and financing activities of the six months ended June 30, 2005 and 2004 are as follows (in thousands):

	June 30, 2005	June 30, 2004
Net cash used in operating activities	$(17,535)	$(15,162)
Net cash provided by (used in) investing activities	20,831	(33,982)
Net cash provided by financing activities	$132	$49,109

Operating activities

Net cash used in operating activities for the six months ended June 30, 2005 and 2004 primarily related to our net losses, changes in working capital due to the product shipments and payments in liabilities. The net loss in both periods was primarily related to the costs associated with commercializing our products that includes broadening our product lines, the development and support of our sales and marketing organization, continuing research and development efforts on existing products and the administration of this activity.

Investing activities

Net cash provided by investing activities in the six months ended June 30, 2005 primarily related to net proceeds from the sale of short-term investments, which was offset by the purchase of fewer short-term investments (i.e. we utilized short-term investments to fund our operating activities). In addition, we had approximately $1.7 million in payments related to our December 2004 acquisition of Epoch. Net cash used in investing activities in the six months ended June 30, 2004 primarily related to reinvesting the cash we realized from our common stock sale into purchasing available-for-sale short-term investments in order to enhance our yield on our cash balances. In addition, we provided $998,000 to fund the operations of SynX before we acquired the company in April of 2004.

Capital spending is essential to our product innovation initiatives and maintaining our operational capabilities. In the six months ended June 30, 2005 and 2004, we used cash to purchase $927,000 and $149,000, respectively, in equipment to support the development of our product lines. The additional capital spending in the six months ended June 30, 2005 was primarily due to the purchase of additional scientific equipment related to our more diversified development activities.

Financing activities

Net cash provided by financing activities in the six months ended June 30, 2005 related to proceeds of $198,000 from the exercise of employee stock options and to offset the cost of purchasing equipment, we issued a $480,000 promissory note secured by the equipment. We currently have approximately $965,000 of funding available under our financing line as of June 30, 2005.

Net cash provided by financing activities in the six months ended June 30, 2004 related to the $39.5 million in gross proceeds from sale of common stock, $4.4 million in gross proceeds from the exercise of warrants related to financing in September 2003, and approximately $5.0 million from the exercise of employee stock options. In addition, we received $441,000 under a development agreement with Hitachi that ended in 2004.

In the six months ended June 30, 2005 and 2004, net cash provided by financing activities was offset by payments related to our debt obligations of $546,000 and $238,000, respectively.

We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Condensed Consolidated Financial Statements. We have no off-balance sheet arrangements.

Critical Accounting Policies

There were no material changes in the critical accounting policies or estimates from those at December 31, 2004.

Related Party Transaction:

In June 2005, we signed a letter of agreement with FasTraQ, Inc. (“FasTraQ”) for the development of certain future product. Our Chief Executive Officer and Chairman of the Board, Mr. Birndorf, is a director and an investor in FasTraQ. Mr. Birndorf abstained from the discussions and votes regarding FasTraQ at the meetings of our Board of Directors. We made an initial non-refundable payment of $500,000 to FasTraQ to begin the initial development of this product. We will expense the $500,000 over approximately six months which is the estimated time required to perform the development.

Future Accounting Requirements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we do currently, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include modified prospective and modified retroactive adoption options. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

In April 2005, the Securities and Exchange Commission announced the adoption of Release No. 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Standards No. 123 (Revised 2004), Share-Based Payment”, that amends the effective date of FAS No. 123R. The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006. Adoption of this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice.

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

We are at an early stage of development. As of June 30, 2005, we had only a limited product offering that includes our NanoChip® System (which consists of our NanoChip® Molecular Biology Workstation and NanoChip® Cartridge), NanoChip® Cartridge, various ASRs for detection of gene mutations associated with diseases such as cystic fibrosis, general purpose reagents and accessories to facilitate assay and protocol development and validation on the NanoChip Platform, through our acquisition of Epoch real-time ASRs that are platform independent for providing diagnosis of infectious and genetic diseases and, through our acquisition of SynX, point-of-care diagnostic tests for myocardial infarction and drugs of abuse. We announced our second-generation instrument, the NanoChip® 400, in October 2004. This new instrument is expected to begin shipping in 2005. All of our other platforms and ASRs and other potential products are under development. Our NanoChip® System, ASRs or our other products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

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

Although we have developed a number of products as discussed above, we may not be able to further develop these products or to develop other commercially viable products. Even if we develop a product, it may not be accepted in the marketplace. If we are unable to achieve market acceptance, we will not be able to generate sufficient product revenue to become profitable. We may also be forced to carry greater inventories of our products for longer periods than we may have anticipated. If we are unable to sell the inventory of our products in a timely fashion and at anticipated price levels, we may not become profitable. In addition, we may have to take accounting charges and reduce the value of our product inventory to its net realizable value. In the six months ended June 30, 2005 we did not incur any charge to reduce our inventory to its net realizable value, however, in the years ended December 31, 2004, 2003, and 2002 we took accounting charges of approximately $3.7 million, $908,000 and $1.1 million, respectively, to reduce product inventory to its estimated net realizable value. If actual future demand or market conditions are less favorable than those currently projected by us, additional inventory write-downs may be required. Market acceptance will depend on many factors, including our ability to:

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

Performance issues with our products may also harm market acceptance of our products and reduce our revenues. During the year ended December 31, 2004, certain clinical laboratories experienced performance issues with our cystic fibrosis analyte specific reagent, CFTR ASR, which negatively impacted our revenue. We are not currently offering our CFTR ASRs for sale in the United States. We are developing new reagents for the NC400. However, we may not be able to address product issues to the satisfaction of our clinical laboratory customers and they may decide to adopt alternative products or may not resume purchases of our CFTR ASR.

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

In October 2004, we announced our second-generation instrument system, the NanoChip® 400. This new instrument is expected to begin shipping in 2005. Risks inherent in the transition to our second-generation system and other new products we may release in the future include the following:

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

As part of our business strategy, we have acquired companies, technologies and product lines to complement our internally developed products. We expect that acquisitions will remain a part of our growth strategy going forward. Acquisitions involve numerous risks, including the following:

•	The possibility that we will pay more than the value we derive from the acquisition;

•	Difficulties in integration of the operations, technologies, and products of the acquired companies;

•	The assumption of certain known and unknown liabilities of the acquired companies;

•	Difficulties in retaining key relationships with employees, customers, partners and suppliers of the acquired company.

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

Factors that will affect the success of these acquisitions and any future acquisitions include the following:

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

Since our inception, we have incurred cumulative net losses which, as of June 30, 2005, total approximately $233.1 million. Moreover, our negative cash flow and losses from operations will continue for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, which fluctuations could be significant. The amount and timing of product revenue recognition and cash flow may depend on whether potential customers for the NanoChip® System choose to enter into sales, reagent rentals, cost-per-test or development site transactions. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, market acceptance of the second generation NanoChip® 400 System, acquisitions, and potential other products under development, including the CHF product and diagnostics related to infectious disease, the type of acquisition program our potential customers may choose, whether and when new products are successfully developed and introduced by us or our competitors, and the achievement of milestones under our collaborative agreements with Hitachi and various government agencies. The recognition of revenue under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

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

We will need to raise more money to continue the research and development necessary to further develop our current products to bring our products to market and to further our manufacturing and marketing capabilities. We may seek additional funds through public and private stock offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources. If we can not raise more money, we will have to reduce our capital expenditures, scale back our development of new products, reduce our workforce and seek to license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we will need will depend on many factors, including among others:

•	the progress of our research and development programs;

•	the commercial arrangements we may establish;

•	the time and costs involved in:

•	scaling up our manufacturing capabilities;

•	meeting regulatory requirements, including meeting necessary Quality System Regulations or QSRs and obtaining necessary domestic and international regulatory clearances or approvals;

•	acquisition(s) or investment(s) into other businesses

•	filing, prosecuting, defending and enforcing patent claims and litigation; and

•	the scope and results of our future clinical trials, if any.

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

The manufacturing, labeling, distribution and marketing of any diagnostic products we may develop will be subject to regulation in the U.S. and other countries. If we are not in compliance with these regulations, we could be subject to several problems such as:

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

Outside vendors provide key components and raw materials used by us, Hitachi and PBM in the manufacture of our products. Although we believe that alternative sources for these components and raw materials are available, any supply interruption in a limited or sole source component or raw material would harm our and Hitachi’s or PBM’s ability to manufacture our products until a new source of supply is identified and qualified, including qualification under applicable FDA regulations. In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us, Hitachi or PBM or incompatible with our, Hitachi or PBM’s manufacturing processes, could harm our, Hitachi or PBM’s ability to manufacture our products. We, Hitachi or PBM may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all. If we, Hitachi or PBM fail to obtain a supplier for the manufacture of components of our products, we may be forced to curtail or cease operations.

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

With the acquisition of SynX we acquired an exclusive manufacturing agreement with PBM for the manufacture of our future point-of-care products. The manufacturing of our point-of-care products depends on certain intellectual property licensed by PBM and it is unlikely we could manufacture or find an alternative manufacture of the expect design of these future products without this intellectual property. Without this agreement our future revenues, if any, from our point-of-care products could be severely impacted.

The number of our sales and marketing employees may not result in corresponding numbers of sales or placements of the NanoChip® System, the sale of ASRs, point-of-care diagnostic products or other Nanogen products.

As of June 30, 2005, we had 31 total employees in our worldwide sales and marketing group.

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

International operations involve a number of risks not typically present in domestic operations, including:

•	currency fluctuation risks;

•	changes in regulatory requirements;

•	political and economic instability, including the war on terrorism; and

•	difficulties in staffing and managing foreign offices.

In addition, we expect increased costs in deploying the NanoChip® System, including the second-generation NanoChip® 400, ASRs, point-of-care diagnostics, and other products in foreign countries due to;

•	licenses, tariffs and other trade barriers;

•	costs and difficulties in establishing and maintaining foreign distribution partnerships;

•	potentially adverse tax consequences; and

•	the burden of complying with a wide variety of complex foreign laws and treaties.

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

We are highly dependent on the principal members of our scientific, manufacturing, marketing, administrative, management and executive personnel, the loss of whose services might significantly delay or prevent the achievement of our objectives. We face competition from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel. For the six months ended June 30, 2005 and the years ended December 31, 2004, 2003 and 2002, we experienced turnover rates of 10%, 27% 25% and 29%, respectively. Turnover at these rates may, and if they continue, will adversely affect us.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K and quarterly Form 10-Qs that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of the fiscal year. How companies are maintaining their compliance with these requirements including internal control reforms, if any, to comply with the requirements of Section 404, and how independent auditors are applying these requirements and testing companies’ internal controls, remain subject to uncertainty. We expect that our internal controls will continue to evolve as our business activities change. In addition, the acquisitions we made during 2004 and any future acquisitions we make may impact our ability to maintain effective internal controls over financial reporting. As permitted by SEC rules, we were not required to include our SynX and Epoch subsidiaries in our management’s assessment of internal control over financial reporting for the year ended December 31, 2004. However, for the year ending December 31, 2005, we will be required to assess the effectiveness of the internal controls of these companies which we acquired in 2004, in addition to our existing business. If, during any year, our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

Our anti-takeover provisions could discourage potential takeover attempts and make attempts by stockholders to change management more difficult.

The approval of two-thirds of our voting stock is required to take some stockholder actions, including the amendment of any of the anti-takeover provisions contained in our certificate of incorporation or amendment of our bylaws.

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

We will be dependent upon our agreement with Applied Biosystems for a significant portion of our revenues for 2005 and future periods, and a reduction of sales under or early termination of this agreement would seriously harm our revenues and operating results and would likely cause our stock price to decline.

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

The technology licenses and Applied Biosystem’s obligation to pay us royalties on their sale of products that incorporate Epoch’s technologies continue until the expiration of the underlying patents. Since the July 2002 amendment that increased the minimum royalty levels, quarterly royalties earned based on actual sales by Applied Biosystems have been less than the contractual minimum royalty levels. As a result, the royalty payments have been in the amount of the specified quarterly minimum level. The current agreement calls for quarterly royalty minimums through the third quarter of 2005. Thereafter, we will receive royalty payments based on actual sales which expected to result in a significant reduction of royalties received.

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

Interest rate exposure

Our exposure to market risk due to fluctuations in interest rates relates primarily to short-term investments. These short-term investments, reported at an aggregate fair market value of $13.1 million as of June 30, 2005, consist primarily of investments in debt instruments of financial institutions and corporations with strong credit ratings and United States government obligations. These securities are subject to market rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at June 30, 2005, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risk inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer. While we do not always have the intent, we do currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows. Changes in interest rates would, of course, affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

The functional currency for our Canadian and Netherlands subsidiaries is the U.S. dollar. The functional currency of our majority owned subsidiary in Germany is the euro. The German subsidiary’s accounts are translated from the euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded in accumulated other comprehensive income in the consolidated financial statements included herein. In certain instances, our subsidiaries conduct business with customers and vendors in euros or in other local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European customers and vendors. The net tangible assets of our foreign subsidiaries, excluding intercompany balances, was approximately $17.5 million at June 30, 2005.

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

(a) Evaluation of Disclosure Controls and Procedures.

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in Internal Control over Financial Reporting.

During the second quarter of 2005, we continued to implement new processes and controls over net product sales, cost of sales and other commercial transactions related to the commercial operations resulting from the December 2004 acquisition of Epoch. In the first quarter of 2004, to enhance our operational efficiencies and effectiveness, we changed our internal controls over financial reporting through the outsourcing of our payroll processing. We implemented various key controls to mitigate the risks associated with such a transition. As of June 30, 2005 we have not tested the operating effectiveness of the new internal controls related to payroll processing or integration of Epoch. Other than these changes, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

During the second quarter of 2005, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation

In the normal course of business, we have been and will likely continue to be subject to routine litigation incidental to our business, such as claims related to customer disputes, employment practices, product liability, warranty or patent infringement. Responding to litigation, regardless of whether it has merit, can be expensive and disruptive to normal business operations. However, as litigation is inherently uncertain, we cannot predict the outcome of such matters. We can provide no assurance that the ultimate outcome, either individually or in the aggregate, will not have a material adverse effect on our financial statements.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On June 9, 2005, we held our Annual Meeting of Stockholders.

(1)	As listed below, management’s director nominee was elected at the meeting:

Name of Nominee	No. of Votes For	No. of Votes Withheld
Howard C. Birndorf	35,728,269	1,643,017
Robert E. Whalen	35,776,447	1,594,839
Frank H. Jellinek, Jr.	35,681,589	1,689,697
William G. Gerber	35,773,799	1,597,487

In addition, directors whose terms of office continue after the Annual Meeting are: Stelios B. Papadopoulos and David R. Schreiber. Val Buonaiuto, whose term of office would have continued after the Annual Meeting, resigned as a director on June 9, 2005.

(2)	The proposal to amend the Company’s 1997 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,500,000 was approved with 10,927,227 shares voting in favor, 3,349,421 shares voting against, and 320,715 shares abstaining. There were 22,773,923 shares classified as broker non-votes.

(3)	The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2005 was ratified with 36,900,548 shares voting in favor, 352,991 shares voting against, and 117,748 shares abstaining.

ITEM 5.	OTHER INFORMATION

On June 9, 2005, our stockholders approved an amendment to our 1997 Stock Incentive Plan that increased the maximum number of shares of common stock authorized for issuance under the plan by

1,500,000 shares to 10,443,011 shares. This amendment to our 1997 Stock Incentive Plan was approved by our Board of Directors on February 11, 2005, subject to stockholder approval.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	1997 Stock Incentive Plan, as amended (1)(A)

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(1)	Incorporated by reference to Appendix A of Registrant’s Proxy Statement on Schedule 14A filed on April 29, 2005.

(A)	Indicates management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOGEN, INC.

Date: August 9, 2005	/s/ HOWARD C. BIRNDORF
Howard C. Birndorf
Chairman of the Board and Chief Executive Officer

Date: August 9, 2005	/s/ ROBERT SALTMARSH
Robert Saltmarsh
Chief Financial Officer

NANOGEN, INC.

EXHIBIT INDEX

Exhibit No.	Description

10.1	1997 Stock Incentive Plan, as amended(1)(A)

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(1)	Incorporated by reference to Appendix A of Registrant’s Proxy Statement on Schedule 14A filed on April 29, 2005.

(A)	Indicates management compensatory plan or arrangement.