Form 10-Q
period 2006-03-31
NANOGEN INC
filed 2006-05-10
CIK 1030339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-23541

NANOGEN, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0489621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10398 Pacific Center Court, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 587-1121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐                Accelerated Filer  ☒                 Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 14, 2006, were as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	60,985,452

NANOGEN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NANOGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,322	$6,194
Short-term investments	20,096	26,185
Receivables, net	2,729	2,141
Inventories, net	5,059	3,724
Other current assets	1,875	1,457

Total current assets	42,081	39,701
Property and equipment, net	8,080	7,590
Acquired technology rights, net	14,243	9,604
Restricted cash	1,561	1,794
Other assets	1,922	2,214
Goodwill	38,407	37,178

Total assets	$106,294	$98,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,810	$7,728
Deferred revenue	594	535
Common stock warrants	111	86
Current portion of debt obligations	642	701

Total current liabilities	9,157	9,050
Debt obligations, less current portion	557	643
Debt obligation of variable interest entity (Note 6)	7,930	7,245
Other long-term liabilities	6,933	6,648

Total long-term liabilities	15,420	14,536
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at March 31, 2006 and December 31, 2005; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value, 135,000,000 shares authorized at March 31, 2006 and December 31, 2005; 61,970,112 and 54,794,648 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	61	55
Additional paid-in capital	413,490	396,297
Accumulated other comprehensive loss	(314)	(189)
Deferred compensation	(49)	(2,218)
Initial capital deficit of consolidated variable interest entity, net	(6,856)	(6,856)
Accumulated deficit	(323,677)	(311,656)
Treasury stock, at cost, 505,830 shares at March 31, 2006 and December 31, 2005	(938)	(938)

Total stockholders’ equity	81,717	74,495

Total liabilities and stockholders’ equity	$106,294	$98,081

See accompanying notes.

NANOGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Product sales	$2,122	$1,210
License fees	1,814	1,700
Contracts and grants	416	266

Total revenues	4,352	3,176
Costs and expenses (1):
Cost of product sales	2,239	1,146
Research and development	6,260	4,912
Selling, general and administrative	7,369	5,967
Amortization of purchased intangible assets	560	393

Total costs and expenses	16,428	12,418

Loss from operations	(12,076)	(9,242)
Other income (expense):
Interest income, net	180	179
Other expense	(97)	(88)
Warrant valuation adjustment	(25)	881
Gain (loss) on foreign currency translation	(3)	13

Total other income	55	985

Net loss	$(12,021)	$(8,257)

Net loss per share—basic and diluted	$(0.21)	$(0.17)

Number of shares used in computing net loss per share—basic and diluted	56,340	47,773

(1)    The effect of share based payments and the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (123R) on loss from operations is as follows:

Cost of product sales	$62	$—
Research and development	400	—
Selling, general and administrative	984	299
Amortization of purchased intangible assets	—	—

Total stock-based compensation expense	$1,446	$299

See accompanying notes.

NANOGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(12,021)	$(8,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,349	1,488
Other non-cash charges	28	209
Loss on disposal of fixed assets	—	31
Accretion related to short-term investments	49	133
Foreign currency transactions loss	(3)	(13)
Stock-based compensation expense	1,446	299
Warrant valuation adjustment	25	(881)
Increase (decreases) in cash caused by changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables, net	(358)	(223)
Inventories, net	(717)	(590)
Other current and long-term assets	264	168
Accounts payable and accrued liabilities	82	(2,248)
Deferred revenue and other long-term liabilities	59	(98)

Net cash used in operating activities	(9,797)	(9,982)

Investing activities:
Purchase of short-term investments	(9,100)	(7,381)
Proceeds from sale and maturities of short-term investments	15,409	16,705
Acquisition of business	(5,591)	(1,681)
Purchase of equipment	(504)	(432)

Net cash provided by investing activities	214	7,211

Financing activities:
Principal payments on capital lease obligations	(215)	(284)
Proceeds received by variable interest entity from financing transactions	970	—
Issuance of common stock, net	15,043	156
Proceeds from long-term obligations	70	219

Net cash provided by financing activities	15,868	91

Effect of exchange rate changes	(157)	23

Net increase (decrease) in cash and cash equivalents	6,128	(2,657)
Cash and cash equivalents at beginning of period	6,194	15,372

Cash and cash equivalents at end of period	$12,322	$12,715

See accompanying notes.

NANOGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2006

1. Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of March 31, 2006, condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 are unaudited, but include all adjustments (consisting of normal recurring adjustments, except for the purchase Spectral’s point-of-care asset which is discussed herein) which in the opinion of management are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. In addition, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment (revised 2004)” on January 1, 2006, as discussed in Note 1. The results of operations for the three months ended March 31, 2006 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Nanogen, Inc. Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.

Basis of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries and other subsidiaries controlled by us. Effective July 1, 2003, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (“FIN”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, for VIEs formed prior to February 1, 2003. In December 2003, the FASB issued FIN 46R, which revised FIN 46, in order to clarify the provisions of the original interpretation. Therefore, we have consolidated a material VIE of which we are the primary beneficiary beginning July 20, 2005 the date of our initial investment in the VIE. The liabilities recognized as a result of consolidating the VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. All significant intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements, and the amounts of revenues and expenses reported during the period. We regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

We generate revenue through our product sales, license and royalty fees, and sponsored research, contracts and grants with third parties. We recognize revenue only after all of the following criteria are met: i) there is persuasive evidence of an arrangement, ii) delivery has occurred or services have been rendered, iii) the price is fixed and determinable, iv) collectibility is reasonably assured, and v) both the title and the risks and rewards of ownership are transferred to an unrelated third party. In addition, we apply the prescribed methodology in Emerging Issue Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” to evaluate our revenue arrangements to determine if it involves more than one deliverable and, if so, how the arrangement’s consideration should be measured and allocated to revenue.

Product sales

We sell our commercial products under various sales programs directly to end users and through various distribution channels. Our product sales include our molecular testing platforms and related consumables, Analyte-Specific Reagents (“ASRs”), real time polymerase chain reaction (“PCR”) reagent products and point-of-care diagnostic tests.

We sell molecular testing platforms as either (i) a direct sale or (ii) under a reagent rental/cost per test arrangement.

(i)	Direct sales

We recognize revenue from the direct sale of molecular testing platforms to end users or distributors after we receive a purchase order, have shipped the instrument and title has passed to the customer (f.o.b. shipping point in the United States or Delivery Duty Paid at the customer’s site in Europe) and collection is reasonably assured. In transactions where a right-of-return exists, revenue is deferred until acceptance has occurred and the period for the right-of-return has lapsed. The cost of product sales related to a sold instrument are recorded in the period in which the corresponding revenue is recognized. Through March 31, 2006, we have not entered into any sales transactions where rights-of-return exist.

(ii)	Reagent rental/cost per test arrangements

A reagent rental/cost per test arrangement occurs when we provide a customer a molecular testing platform in return for a contractual arrangement where the customer is required to purchase a minimum number of consumables, at set prices, within a certain time-frame. When the fee per test arrangement is consummated, the value of the molecular testing platform is reclassified from inventory to fixed assets and the cost of the system is amortized to the cost of product sales over the period of the contractual arrangement. We recognize revenue when the consumables are shipped under the terms of the arrangement.

We provide product warranty coverage for our molecular testing platforms. The warranty periods are generally for one year for direct sales. Molecular testing platforms sold to distributors are sold without warranty coverage. The fair value of the warranty is recorded as deferred revenue and recognized ratably over the warranty period. The fair value of the warranty is determined by the renewal price for a maintenance contract on similar equipment and is consistent for all customers.

Revenue from ASRs, real time PCR reagent products and point-of-care diagnostic tests is recognized when we receive a purchase order, have shipped the product and title has passed to the customer (f.o.b. shipping point in the United States or Delivery Duty Paid at the customer’s site in Europe) and collection is reasonably assured. In transactions where a right-of-return exists, we defer our revenue recognition until the customer has accepted our product and the right-of-return period has lapsed. As of March 31, 2006, we have not entered into any sales transactions where rights-of-return exist.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we periodically assess certain of our long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates the carrying values of the assets may not be recovered. An impairment occurs when the undiscounted cash flows expected to be generated by an asset are less than its carrying amount. The loss is measured as the amount by which the asset’s carrying value exceeds its fair value, and is recorded as a reduction in the carrying value of the related asset and a charge to operating expense. We had no impairment losses in the three months ended March 31, 2006 and 2005.

Goodwill

We have elected to perform our analysis of goodwill during the fourth quarter this year. In addition, we will perform an analysis whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. No such events or changes were identified in the three months ended March 31, 2006.

Net Loss per Share

We compute net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” We compute basic net income (loss) per share by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, and in the periods they are dilutive, common equivalent shares for outstanding stock options and warrants is computed using the treasury stock method. The weighted average common shares outstanding during the period does not include those shares issued pursuant to the exercise of stock options prior to vesting. In loss periods, common stock equivalents are excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

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

We review the carrying values of our investments and write down investments to their estimated fair value by a charge to operations when we determine the decline in value of an investment is considered to be other than temporary. The cost of investments sold is based on the specific identification method and is recorded on the settlement date.

At March 31, 2006, the excess of carrying cost over the fair value of our short-term investments that are below carrying cost is immaterial, considered to be temporary and we have the ability to hold the investments to their value is recovered.

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

Adoption of SFAS 123(R), Share-Based Payment

Prior to January 1, 2006, we accounted for stock awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock and restricted stock unit issuances to employees at their estimated fair value on the date of grant based on the number of shares granted and the quoted price of our common stock. The intrinsic value method resulted in compensation expense for stock options issue to employees to the extent the option’s exercise price was set below the market price on the date of grant. Also, to the extent stock awards were subject to an exchange offer, other modifications, or performance criteria, such awards were subject to variable accounting treatment. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses. In addition, prior to our adoption of SFAS No. 123R, we did not record any compensation expense associated with our Employee Share Purchase Plan (ESPP).

As of January 1, 2006, we adopted SFAS No. 123R “Share-based Payment” (123R) using the modified prospective method of recognition of compensation expense related to share-based payments. Our unaudited condensed consolidated statement of income for the three months ended March 31, 2006 reflects the impact of adopting SFAS No. 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of income for the three months ended March 31, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

We are required to measure the compensation cost for all stock awards at fair value on the date of grant and recognize the associated compensation expense over the service period for the awards that are expected to vest. The fair value of restricted stock and restricted stock unit grants are determined on the date of grant, based on the number of shares granted and the quoted price of our common stock. To determine the fair value of stock option awards SFAS No. 123R requires companies to use an option-pricing model. We determined the fair value of our stock option grants using the Black-Scholes valuation model, which is consistent with the valuation techniques utilized for our stock option footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The associated fair value of the awards is recognized as an expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. When estimating expected forfeitures we consider the type of awards and our historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. After the implementation of SFAS No. 123R no employee share based award is subject to variable accounting treatment. In addition, we are required to calculate, as of the date of grant, the fair value of the ESPP shares issued to our employees and record this cost as compensation expense.

Prior to the adoption of SFAS No. 123R, we were required to account for cash retained as a result of tax deductions relating to stock-based compensation to be presented in operating cash flows, along with other tax cash flows, if any, in accordance with the provisions of the EITF Issue No. 00-15,

“Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R supersedes EITF 00-15, amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. On November 10, 2005 the FASB issued Staff Position No. SFAS No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS No. 123R-3”). We elected to adopt the alternative transition method provided in SFAS No. 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and unaudited condensed consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at our adoption of SFAS No. 123R. In addition, in accordance with SFAS No. 123R, SFAS No. 109, Accounting for Income Taxes, and EITF Topic D- 32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations” due to the uncertainty related to our realization of any tax assets net of liabilities we generate from our operations we have a full valuation allowance against all of our net tax assets and we have not recognized excess income tax benefits from stock option exercises in additional paid-in capital during the three months ended March 31, 2006.

On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provided the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation expense to be classified in the same expense line items as the employee’s cash compensation.

The table below illustrates the effect of the transition from intrinsic value method to the fair value method of accounting for share based grants as prescribed by SFAS No. 123R had on our statement of operations (in thousands, except per share amounts):

	The three months ended March 31, 2006
	Using Previous Accounting	123R Adjustments	As Reported
Cost of product sales	$2,179	$60	$2,239
Research and development	5,980	280	6,260
Selling general and administrative	6,643	726	7,369
Amortization of purchased intangible assets	560	—	560

Net loss from operations	$15,362	$1,066	$16,428

Net loss	$(10,955)	$(1,066)	$(12,021)

Basic and diluted earning per share:	$(0.19)	$(0.02)	$(0.21)

Valuation Assumptions for share based payments

Approximately 348,000 stock options were granted during the three months ended March 31, 2006. The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes option-pricing model, using the following assumptions which are based on type of option award and stratified by employee classification:

Example use	Vesting period	Expected life in years	Risk Free Interest Rate	Volatility	Dividend Yield	Pre-vesting cancellation rate
New hires	Four year vesting period with a one year cliff, thereafter monthly vesting	4.9 – 5.4	4.4%	94.5%	0%	14.8%
Retention grants	Two year vest period with a six month cliff, thereafter monthly vesting	4.7 – 5.4	4.4%	94.5%	0%	14.8%
Biennial award	Four year vest period with monthly vesting	5.4 – 6.2	4.4%	94.5% – 103.45%	0%	—

Expected volatilities are based on the historical volatility of our common stock over the expected life of the grant. The expected life represents the weighted average period of time that grants are expected to be outstanding given the vesting schedules and historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We do not anticipate paying any dividends in the foreseeable future therefore our dividend yield is zero. The pre-vesting cancellation rates are the percentage of forfeitures expected to occur before the awards vest.

The weighted average estimated fair values of stock options granted during the three months ended March 31, 2006 was $2.12.

Pro Forma Information under SFAS No. 123 before January 1, 2006

In the three months ended March 31, 2005, as permitted by SFAS No. 123R, we elected to apply the intrinsic value-based methodology, under Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the stock options and ESPP compensation granted to our employees. We issued stock options to our employees at an exercise price equal to the fair market value of our stock; therefore, the stock options had no intrinsic value upon grant and no compensation expense was recorded. In addition, we were not required to record compensation expense related to our ESPP plan. If we had elected to adopt the fair value methodology in SFAS No. 123, the pro forma net loss and net loss per common share would have been (in thousands):

Three months ended March 31, 2005
(unaudited)
Net loss:
As reported	$(8,257)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	299
Deduct: Total stock based employee compensation expense determined under Black-Scholes method for all awards, net of related tax effects	(1,441)

Pro forma	$(9,399)

Basic and diluted loss per share:
Basic and diluted loss per common share:
As reported	$(0.17)

Pro forma	$(0.20)

The pro forma effects of estimated share-based compensation on net loss and loss per common share for the three months ended March 31, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

Stock Options

Three months ended March 31, 2005
Expected term	5 years
Interest rate	3.7%
Volatility	82%
Dividends	—

The weighted average estimated fair values of stock options granted during the three months ended March 31, 2005 was $3.87.

Recent accounting pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47. Management believes the adoption of FIN No. 47 will not have a material impact on our consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This new standard replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS No. 154 will have a significant effect on our financial statements.

2. Purchase of Assets

On February 6, 2006, we completed the acquisition of the rapid cardiac immunoassay test business from Spectral Diagnostics Inc. (“Spectral”) for CDN $5.6 million in cash or approximately $4.8 million and 975,193 shares of our common stock with a fair value of approximately $2.9 million. Based in Toronto, Canada, the rapid cardiac immunoassay test business includes a portfolio of point-of-care tests such as the Cardiac STATus® and Decision Point™ product lines, the i-Lynx™ reader, related intellectual property and manufacturing capabilities. This acquisition provided us a fully integrated point-of-care group with resources and capabilities in manufacturing, and sales and marketing with a worldwide distribution network to compete in the point-of-care market. These factors were among those that contributed to a purchase price resulting in the preliminary allocation of $1.2 million in goodwill. Goodwill represents the excess purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.

To determine the value of the 975,193 shares of common stock provided to Spectral we used the prescribed methodology in EITF 99-12 “Determination of the Measurement Date for the Market Price of

Acquirer Issued in a Purchase Business Combination” requires we use the quoted market price a few days before and after number of shares to be exchanged is determined in the acquisition is agreed to and announced. We agreed to and announced this acquisition on February 7, 2006. Therefore, we used the average quoted closing price of our common stock from January 31 through February 6 (five days before the acquisition) to value these shares at $2.98 per common share. In addition, because we were unable to register these issued shares with the Securities and Exchange Commission within fifteen days of the closing of the acquisition, we triggered a cash settlement provision in the purchase agreement. Therefore, we were required to provide Spectral a cash settlement for the difference between their realized sales price of the common stock above $2.26 and below $3.01 per share. On April 3, 2006, Spectral sold our common stock at an average price of $2.80 and under the cash settlement provision we are required to pay them $210,000 in cash which is expected to be offset by certain agreed upon closing settlements. The results of operations of Spectral have been included in the accompanying consolidated financial statements from the date of acquisition on February 6, 2006. The preliminary purchase price of the acquisition has been recorded as follows (in thousands):

Nanogen common stock exchanged	$2,906
Cash payment	4,755
Direct transaction costs	835

Total purchase price	$8,496

The preliminary allocation of the above purchase price is as follows (in thousands):

Accounts Receivable	$230
Inventory	1,194
Fixed assets	596

Tangible assets acquired	2,020
Intangible assets
Completed technology	4,143
Distributor relationships	810
Trade name	270
Backlog	24
Goodwill	1,229

Total assets acquired	8,496
Liabilities assumed	—

Net assets acquired	$8,496

We used a third party valuation specialist to assist us in performing a preliminary purchase price allocation analysis of our purchased intangibles and potential IPR&D and we reviewed their initial assumptions and calculations for reasonableness. We used valuation techniques comparable with others in the high technology industry. We evaluated the technology at Spectral in accordance with FASB Interpretation No. 4 “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” and determined there was no IPR&D. Once we receive a final third party purchase price allocation the preliminary allocation may need to be adjusted. The related impact to amortization expense, if any, will be adjusted prospective basis.

In addition, as part of the acquisition, we acquired a commitment to lease Spectral’s manufacturing and administrative facilities through February 2007 for approximately $308,000 with an option to extend the lease until July 2007. We believe this approximates current market lease rates for comparable properties.

The following unaudited pro forma information assumes the acquisition of Spectral occurred on January 1, 2006. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition occurred on January 1, 2006, or of future results of operations. The unaudited pro forma results for the period from January 1, 2006 to March 31, 2006 are as follows (in thousands):

Revenues	$4,814
Net loss	$(12,081)

Net loss per share—basic and diluted	$(0.21)

3. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires us to report, in addition to net loss, comprehensive loss and its components. A summary is as follows (in thousands):

	Three months ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Comprehensive loss:
Net unrealized gain / (loss) on short-term investments and other investments	$32	$14
Foreign currency translation adjustment	(157)	26
Net loss	(12,021)	(8,257)

Comprehensive loss	$(12,146)	$(8,217)

4. Common Stock Warrant Liability

As a result of our December 2004 acquisition of Epoch, we assumed warrants for 381,317 shares of our common stock. The warrants have an exercise price of $8.32 per share and expire in early 2009. The warrants have a provision that allows them to be redeemed for cash based on the Black-Scholes formula under certain circumstances if there is a change of control of Nanogen. However, the volatility variable in the Black-Scholes formula is limited to the lesser of 50% or our actual historical volatility and we used the Mid Term AFRs rates with terms of more than three years and nine years or less to determine the interest rate. Using the methodology prescribed in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” we recorded a current liability for the fair value of the cash redemption feature of the warrants. The valuation of the warrants and the corresponding liability is re-measured quarterly, in accordance with the terms of the warrant, until the warrants are exercised or expire.

The assumptions used in the Black-Scholes pricing model were:

	March 31, 2006	December 31, 2005
Expected term	2.9 years	3.2 years
Interest rate	4.4%	4.5%
Volatility	50%	50%
Dividends	—	—
Calculated cash redemption value of the warrants	$111,000	$86,000

The decrease in the market price of our common stock and other changes in the Black-Scholes formula’s variables from December 31, 2005 to March 31, 2006 resulted in a $25,000 increase in the value of the warrants. Therefore, we reported $25,000 as a warrant valuation adjustment expense in our statement of operations for the three months ended March 31, 2006. Conversely, the decrease in the market price of our common stock and other changes in the Black-Scholes formula’s variables from December 31, 2004 to March 31, 2005 resulted in an $881,000 decrease in the value of the warrants. Therefore, we reported $881,000 of other income as a warrant valuation adjustment in our statement of operations for the three months ended March 31, 2005.

5. Commitments and Contingencies

Long-term debt obligations

In March 2005, we extended our $2.0 million December 2003 equipment funding agreement to provide financing for equipment purchases through March 2006. As of March 31, 2006, we no longer have financing available under this equipment funding agreement.

In March 2006, we issued another promissory note under this agreement in an aggregate principal amount of approximately $70,000. This note is secured by equipment with a cost of $70,000. This note bears interest at 11.48% per annum with principal and interest due in monthly payments of approximately $2,300 for 36 months.

As of March 31, 2006, the future contractual principal payments on all of our promissory notes are as follows (in thousands):

For the years ended December 31,
2006 (nine months)	$502
2007	495
2008	197
2009	5

Total	$1,199

The interest expense for the three ended March 31, 2006 and 2005 was $31,000 and $34,000, respectively.

Purchase Commitment

In June 2003, we committed to a manufacturing agreement with Hitachi, Ltd. (“Hitachi”) that requires us to provide annual purchase commitments to Hitachi for the second-generation workstation, the NanoChip® 400. As of March 31, 2006, we had commitments to purchase $1.4 million of the NanoChip® 400 instruments from Hitachi through September 2006.

Investment agreement

Our investment agreement with Jurilab stated that if they meet certain conditions we have the obligation to invest an additional $1.5 million in cash by January 31, 2006. As of March 31, 2006 Jurilab did not meet the required conditions and we have not made this additional investment.

Restricted Cash

We have pledged under a security agreement long-term certificates of deposit and a letter of credit, in lieu of cash deposits, to secure operating lease obligations which are reflected as restricted cash in the accompanying consolidated balance sheet. We had approximately $1.6 million and $1.8 million in long-term certificates of deposit and a letter of credit at March 31, 2006 and December 31, 2005, respectively.

General litigation

We may be subject to potential liabilities under various claims and legal actions that may be asserted. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions, and some may be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities and as of March 31, 2006 we have no accrual for any pending claims. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to us. Although the amount of liability at March 31, 2006, with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial position, results of operation or cash flows.

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

Included in our consolidated balance sheet at March 31, 2006 and December 31, 2005 were the net liabilities (in thousands) of Jurilab:

	March 31, 2006	December 31, 2005
	(Unaudited)	(unaudited)
Cash	$158	$77
Restricted cash	121	355
Other assets	622	719
Debt obligations	(7,930)	(7,245)
Other long-term liabilities	(1,301)	(1,018)

Net liabilities	$(8,330)	$(7,112)

Consolidation of Jurilab’s results of operations included the following:

	Three months ended,
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)
Net sales	$4	—
Cost of product sales	(59)	—
Research and development expense	(968)	—
Other expense	(50)	—

Net loss	$(1,073)	—

7. Financial Statement Details

Receivables

Receivables are comprised of the following (in thousands) as of:

	March 31, 2006	December 31, 2005
	(Unaudited)
Product	$1,460	$1,119
License fees	1,012	1,034
Contract and grant	381	58

	2,853	2,211
Allowance for doubtful accounts	(124)	(70)

	2,729	$2,141

Inventories

Inventories include the cost of material, labor and overhead, and are stated at the lower of average cost, determined on the first-in, first-out method, or market. We periodically evaluate our on-hand inventories and make appropriate provisions for any inventories deemed excess or obsolete.

Inventories consist of the following (in thousands) as of:

	March 31, 2006	December 31, 2005
	(Unaudited)
Raw materials	$3,702	$3,168
Work in process (materials, labor and overhead)	2,038	2,233
Finished goods (materials, labor and overhead)	3,545	3,704

	9,285,	9,105
Reserve for excess and obsolescence	(4,226)	(5,381)

	$5,059	$3,724

Property and Equipment

Property and equipment consist of the following (in thousands) as of:

	Estimated Useful Life (years)	March 31, 2006	December 31, 2005
		(Unaudited)
Scientific equipment	5	$11,315	$10,998
Office furniture and equipment	3 – 5	4,667	4,530
Manufacturing equipment	5	1,974	1,240
Leasehold improvements	(lesser of lease term or life of improvements)	7,340	7,336

		25,296	24,104
Less accumulated depreciation and amortization		(17,216)	(16,514)

		$8,080	$7,590

For the three months ended March 31, 2006 and 2005, depreciation and amortization expense related to property and equipment totaled $741,000 and $796,000, respectively.

Acquired Technology Rights

Acquired technology rights consist of the following (in thousands) as of:

		March 31, 2006		December 31, 2005
	Life	Gross Carrying Amount	Accumulated amortization	Gross Carrying Amount	Accumulated amortization
		(Unaudited)
Trade names and other intangible assets	Less than 1 – 8 years	$294	$(29)	$—	$—
In-licensed technology rights	3 – 10 years	6,199	(5,678)	6,033	(5,463)
Customer contracts acquired	7 years	2,020	(255)	1,210	(173)
Completed technology acquired	3 – 10 years	13,539	(1,847)	9,395	(1,398)

Total acquired technology rights		$22,052	(7,809)	$16,638	$(7,034)

Intangible assets not subject to amortization:
Trademarks & trade names		$294		$294

The amortization expense of intangibles for the three March 31, 2006 and 2005 was $608,000 and $692,000, respectively. In the three months ended March 31, 2005 we recognized $167,000 of impairment charges related to in-licensed technology rights.

Estimated amortization of intangibles (in thousands) for the years ended:

2006 (nine months)	$2,066
2007	2,653
2008	2,470
2009	2,344
2010	1,886
2011	1,841
Thereafter	983

$14,243

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following (in thousands) as of:

	March 31, 2006	December 31, 2005
	(Unaudited)
Accounts payable	$2,293	$1,262
Accrued compensation and benefits	4,203	1,418
Other	1,314	5,048

	$7,810	$7,728

Other long-term liabilities

Other long-term liabilities are comprised of the following (in thousands) as of:

	March 31, 2006	December 31, 2005
	(Unaudited)
Hitachi payable	$4,853	$4,854
Jurilab’s long-term liabilities	1,301	1,018
Deferred rent	779	776

	$6,933	$6,648

8. Stock Award Activity

Equity Incentive Plans

Stock option and restricted stock unit awards are designed to reward employees for their long-term contributions to us and to provide incentive for them to remain an employee. We believe that such awards better align the interests of our employees with those of our shareholders. We have multiple stock option plans, including several option plans that were assumed through acquisitions. The stock option plans include: Nanogen’s 1993 Stock Option Plan, 1995 Stock Option/Stock Issuance Plan, and 1997 Stock Incentive Plan; SynX’s 2001 Stock Option Plan; and Epoch’s 1991 Incentive Stock Option, Nonqualified Stock Option And Restricted Stock Purchase Plan, 1993 Incentive Stock Option, Nonqualified Stock Option And Restricted Stock Purchase Plan, and 2003 Stock Incentive Plan. Of these option plans, only two plans have shares available for future grants: Nanogen’s 1997 Stock Incentive Plan (“1997 plan”), and Epoch’s 2003 Stock Incentive Plan (“2003 plan”).

As of March 31, 2006, the cumulative amount of shares initially reserved, or subsequently approved by stockholders, for all option plans totaled approximately 14.6 million. Of this amount, outstanding stock options and restricted stock totaled approximately 7.9 million, and approximately 1.5 million were available for future grants.

Active Equity Incentive Plans (Containing Shares Available for Grant)

In August 1997, the Board of Directors adopted the 1997 Plan, under which, as amended, 10.4 million shares were reserved for issuance. As part of the acquisition of Epoch Biosciences (“Epoch”) on December 16, 2004, we assumed the 2003 Plan. The 2003 Plan had approximately 1.7 million shares reserved for issuance. In addition, the 2003 Plan has an evergreen provision that provides for annual increases in the number of shares available for issuance annually on January 1. This increase is based on a percentage of fully diluted outstanding shares; however, it is limited to a maximum annual increase of approximately 350,500 shares. On January 1, 2006, based on Epoch’s 2003 Plan’s evergreen provision an additional 350,500 options for our common stock became available for grant.

Stock Option Grants

Employees vest in stock option awards ratably over the service term, generally between two and four years. Outstanding stock options generally have a term of 10 years from the date of grant. The exercise price of the stock options granted under the plans, have historically been issued at an exercise price equal to the fair market value of our stock on the date of grant. However, our 1997 Plan provides us the ability to issue certain stock options with an exercise price of greater or equal to 85% of the fair market value of our common stock on the date of grant. Stock options expire after a period not to exceed ten years, except in the event of termination, whereupon vested shares must be exercised generally within 90 days under the 1997 Plan and within a time frame specified by the plan administrator (the plan administrator’s policy is 90 days) under the Epoch plans, or upon death or disability, where an extended twelve-month exercise period is specified in the 1997 Plan. All of our issued stock options are exercisable only after they vest. The vesting period varies with the type of award:

Vesting period:	Example use:
Four year vesting period with a one year cliff, thereafter monthly vesting	New hires

Two year vest period with a six month cliff, thereafter monthly vesting	Retention grants

Four year vest period with monthly vesting	Biennial award

The following table summarizes all stock option activity in all plans through March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	7,229,344	$5.34
Granted	347,675	2.80
Exercised	(34,064)	1.27
Cancelled	(57,004)	3.78

Outstanding at March 31, 2006	7,485,951	$5.25	7.43	$927,000

The total intrinsic value of the stock options exercised was $51,000. In addition, we received $43,000 in cash from our employees for the exercise of these stock options and recorded no related tax benefits.

The following table summarizes information about our stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$1.00 - $2.77	861,812	6.94	$2.01	653,161	$1.86
$2.78 - $3.43	646,896	8.49	$3.08	151,729	$3.04
$3.44 - $3.96	1,198,239	7.47	$3.51	1,013,915	$3.48
$3.97 - $4.18	495,922	6.68	$4.09	345,803	$4.09
$4.25 - $4.97	1,999,944	8.42	$4.56	1,254,529	$4.61
$5.00 - $5.29	324,285	6.51	$5.13	269,231	$5.15
$5.38 - $6.21	600,995	7.79	$5.95	314,035	$5.93
$6.22 - $8.06	787,896	7.39	$6.89	481,830	$6.90
$8.11 - $16.50	438,395	4.75	$12.03	427,997	$12.05
$17.00 - $41.86	131,567	2.53	$32.43	131,567	$32.43

	7,485,951	7.43	$5.25	5,043,797	$5.63

The following table provides the number of stock options outstanding with exercise prices less than or greater than our March 31, 2006 quoted stock price of $3.02 per share (number of shares in thousands):

	Exercisable		Unexercisable		Total
Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $3.02	733	$1.97	451	$2.68	1,184	$2.24
Greater than $3.02	4,311	$6.25	1,990	$4.86	6,301	$5.81

Total Outstanding	5,044	$5.63	2,441	$4.46	7,485	$5.25

Net stock options, after forfeitures and cancellations, granted during the three months ended March 31, 2006 represented 0.5% of outstanding shares as of the beginning of the quarter. Total stock options granted during the three months ended March 31, 2006 represented 0.4% of outstanding shares as of the end of the quarter.

On the date we grant a stock option to an employee we use the Black-Scholes option-pricing model to determine its fair value. This option-pricing model is affected by a number of highly complex and subjective variables. Using the Black-Scholes option pricing model we estimate the fair value of our employee’s vested stock options is approximately $16.2 million as of March 31, 2006. At March 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $8.5 million, which is expected to be recognized over a weighted average period of 1.2 years. In the three months ended March 31, 2006, $29,000 in share-based compensation expense was capitalized as inventory overhead .

Restricted Stock Units

On July 29, 2005, we granted 402,250 restricted stock units to certain employees under the 1997 plan at a fair value of $4.40 per restricted stock unit. The restricted stock unit grants have a two year cliff vesting period and on July 29, 2007 these restricted stock units will become convertible into our common shares. In the three months ended March 31, 2006 this resulted in $218,000 in amortization of stock based compensation which is included in loss from operations.

As of March 31, 2006, we had 399,750 non-vested restricted stock units outstanding with a weighted-average grant date fair value of $4.40 and an aggregated unrecognized compensation expense of $1,207,000. These restricted stock units will vest in July 2007. In the three months ended March 31, 2006, 2,500 restricted stock units were cancelled.

The following table summarizes information about number of restricted stock awards vested during the three months ended March 31, 2006 and the year ended December 31, 2005 (in thousands):

	Three Months Ended March 31, 2006	Year Ended December 31, 2005
Fair value of vested restricted stock awards	$—	$—

Employee Stock Purchase Plan

In 1997, the Board of Directors approved the ESPP, as amended, under which 600,000 shares of common stock were authorized for issuance. The ESPP permits eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 15% of the employee’s base salary subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair value of the stock at either the beginning of the applicable “offering period” or the last day of the accumulation period. Each offering period is 24 months, with new offering periods commencing every six months, and an accumulation period is six months in duration. During the three months ended March 31, 2006 there were no shares issued under the ESPP. At March 31, 2006, approximately 14,000 shares were reserved for future issuance.

9. Related Party Transaction

In June 2005, we signed a letter of agreement with FasTraQ, Inc. (“FasTraQ”) for the development of a certain future product. Our Chief Executive Officer and Chairman of the Board, Mr. Birndorf, is a director and an investor in FasTraQ. In October and December 2005 we amended this letter of agreement. As a result of this agreement and related amendments we made an initial non-refundable payment of $500,000 in 2005 to begin the initial development of this product. As of December 31, 2005 we expensed the initial $500,000. In February 2006, we converted this letter of agreement into two executed contracts, a Development and License Agreement and a Collaboration Agreement. In February 2006, we committed to provide FasTraQ an additional $500,000 in funding based on certain milestones. As of March 31, 2006, we paid FasTraQ $200,000 and expensed this amount into research and development.

10. Stock Transaction

In March 2006, we sold approximately 5.7 million shares of our common stock to Fisher Scientific International, Inc at a price of $2.65 per share, for net proceeds of approximately $15.0 million.

11. Subsequent Events

On May 1, 2006, or the effective date, we completed the acquisition of the diagnostics division of Amplimedical S.p.A. (“Amplimedical”), which is a manufacturer of molecular diagnostic products based in Italy, for €8.1 million, consisting of €2.0 million or approximately $2.5 million in cash and €6.1 million or approximately $7.5 million in a promissory note issued by us. The note will bear interest at 6% per annum starting sixty-one (61) days after the effective date and ending on the date one hundred and eighty (180) days after the effective date. Thereafter the note will bear interest at 10% per annum until the principal of the note is paid in full. The note is convertible into shares of our common stock and we have agreed to file with the Securities and Exchange Commission a registration statement covering such shares. The initial conversion price is approximately $2.63 per share. The initial conversion price may be adjusted under certain circumstances if the registration statement covering the shares is not declared effective by June 30, 2006 The aggregate number of shares of common stock issuable upon conversion of the note is limited to less than 10% of our outstanding shares as of May 1, 2006. Further, we may prepay the note at any time at a specified discount. The maturity date of the note is April 19, 2007.

On May 9, 2006, we filed a 462(b) registration statement with the Securities and Exchange Commission to increase our available funding under the June 2005 shelf registration statement by approximately $4.0 million and as a result of this filing we have $25.0 million in equity funding available.

On May 10, 2006, we entered into an equity line of credit agreement (“agreement”) with a private investor, pursuant to which the private investor agrees to purchase, subject to certain limitations and closing conditions, up to $25 million of our common stock over the next eighteen months. The purchase will be made pursuant to the June 2005 shelf registration statement. During the eighteen month period, we may, from time to time and at our sole discretion, present the private investor with draw down notices to purchase our common stock at a price that is calculated pursuant to a pricing matrix over 10 consecutive trading days, or such other period mutually agreed upon by us and private investor. We are able to present the investor with up to 24 draw down notices during the term of the agreement, with a minimum of five trading days required between each draw down period. Only one draw down is allowed in each draw down pricing period, unless otherwise mutually agreed upon by us and the private investor. Once presented with a draw down notice, the private investor is required to purchase a pro rata portion of the shares on each trading day during the 10-day trading period on which the daily volume weighted average price for our common stock exceeds a threshold price for such draw down determined by us. The per share purchase price for these shares equals the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3.8% to 5.8%, based on our market capitalization. Each draw down will be settled on the second trading day following the last trading day of each pricing period. If the daily volume weighted average price of our common stock falls below the threshold price on any trading day during a draw down period, the agreement provides that the private investor will not be required to purchase the pro-rata portion of shares of common stock allocated to that day. However, at the private investor’s election, the private investor could buy the pro-rata portion of shares allocated to that day at the threshold price less the discount described above.

The agreement also provides that from time to time and at our sole discretion we may grant the private investor the right to exercise one or more call options to purchase additional shares of our common stock during each draw down pricing period for the amount that we specify. Upon private investor’s exercise of the call option, we would sell to the private investor the shares of our common stock subject to the call option at a price equal to the greater of the daily volume weighted average price of our common stock on the day the private investor notifies us of its election to exercise its call option or the threshold price for the call option determined by us, less a discount ranging from approximately 3.8% to 5.8%, based on our market capitalization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. To the extent statements in this report involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, level of activity, performance or achievements expressed or implied by any forward-looking statement. These risks and uncertainties include those discussed herein under item 1a. “Risk Factors” below. We assume no obligation to update any forward-looking statements. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005 in our Annual Report on Form 10-K.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide the reader a clear and straightforward understanding “through the eyes of management” of our operations and present business conditions. When used in this management discussion, the terms “Nanogen,” “Company,” “we,” “us,” or “our” mean Nanogen, Inc. and its subsidiaries. MD&A is provided as a supplement to and should be read in conjunction with our annual report on Form 10-K, and our quarterly condensed consolidated financial statements and the accompanying notes. This overview summarizes information within the MD&A, which includes the following sections:

•	Summary – an executive summary of the significant business events that have occurred after January 1, 2006.

•	Our Business — a general description of our business, our technologies and the actions we have taken to develop our business to help the reader better understand our objectives, areas of focus, various strategic investments, relationships and agreements we have entered into after January 1, 2006.

•	Results of Operations — an analysis of our consolidated results of operations for the three months ended March 31, 2006 and March 31, 2005, as presented in our condensed consolidated financial statements, to provide the reader information about trends and material changes in revenues and expenditures.

•	Liquidity and Capital Resources — an analysis of our cash flow statement and financial position to help the reader understand our current and anticipated capital resource requirements and our ability generate the liquidity required to support our current and planned operations.

•	Critical Accounting Policies and Estimates — an analysis of the judgmental accounting policies, estimates and assumptions we made while completing our condensed consolidated financial statements, to provide the reader an understanding of how these decisions materially effected the results of operations.

Summary:

During the three months ended March 31, 2006, the following significant business developments occurred:

•	In February, we completed the acquisition of the rapid cardiac immunoassay test business from Spectral Diagnostics (TSX: SDI) for CDN $5.6 million or U.S. $4.9 million in cash and 975,193 shares of our common stock with a fair value of approximately $2.9 million. The transaction expanded our portfolio of point-of-care diagnostics to include Spectral’s Cardiac STATus® and Decision Point™ product lines, the i-Lynx™ reader, related intellectual property and manufacturing capabilities. The i-Lynx™ reader is a unique hand-held reader designed to capture and analyze the results of the U.S. Food and Drug Administration (“FDA”) cleared Cardiac STATus products as well as other rapid test strips such as tests for cardiovascular disease, pregnancy and infectious diseases. This acquisition provided us a fully integrated point-of-care group with resources and capabilities in manufacturing and sales and marketing with a worldwide distribution network to compete in the point-of-care market.

•	In March 2006, we received 510(k) clearance from the FDA to market our StatusFirst TM CHF NT-proBNP EDTA plasma test to aid in the diagnosis of individuals suspected of having congestive heart failure (CHF). This was our first 510(k) clearance and is considered a significant milestone toward the commercial launch of our CHF point-of-care test. We are currently considering various product launch alternatives for this product. In addition, we are continuing our development work on the StatusFirst CHF whole blood test, which would significantly expand the potential market and revenue generating capability of our CHF product.

•	In the three months ended March 31, 2006, we used $9.8 million in cash in operating activities, which was primarily a result of the costs associated with the development of unique solutions for the clinical, research and point-of-care markets and the execution of our multi-product commercialization strategy. We believe we will continue to use cash and have quarterly net losses for at least the next year until our product offerings gain traction in the market place and begin to generate a return on investment. To continue to fund our commercialization strategy, in March, we received approximately $15.0 million, before expenses, by issuing to Fisher Scientific International, Inc. approximately 5.7 million shares of common stock at $2.65 per share. This offering was conducted under a shelf registration statement filed with the Securities and Exchange Commission in June 2005 that allowed us to raise up to $60.0 million in registered equity transactions. On May 8, 2006, we filed a 462(b) registration statement with the Securities and Exchange Commission to increase our available funding under the June 2005 shelf registration statement by approximately $4.0 million and as a result of this filing we have $25.0 million in equity funding available. On May 10, 2006, we entered into an equity line of credit arrangement with a private investor, pursuant to which the private investor agrees to purchase, subject to certain limitations and closing conditions, up to $25 million of our common stock over the next eighteen months. The purchase will be made pursuant to the June 2005 shelf registration statement.

•

On May 1, 2006 we completed the acquisition of the diagnostics division of Amplimedical S.P.A. (“Amplimedical”), which is a manufacturer of molecular diagnostic products, based in Italy, for €8.1 million consisting of €2.0 million in cash or approximately $2.5 million and €6.1 million or approximately $7.5 million in a promissory note that is convertible into our common stock. Based in Italy, Amplimedical has been active in the European and other markets since the early 1990s with its molecular diagnostic reagents. Nanogen and Amplimedical have shared a strong business relationship for approximately five years, during which time Amplimedical has been a distributor of Nanogen’s NanoChip® Molecular Biology Workstation and NanoChip® 400 instrument systems in Italy. We believe this acquisition will allow our molecular diagnostics business to further expand in Europe by providing additional resources and scale. Amplimedical’s portfolio of real-time molecular diagnostic test kits are all CE marked for in vitro diagnostics. These diagnostic test kits include multiplexed reagent kits, sold in Europe, such as the CE/IVD-marked set of reagents used to detect mutations in the GJB2 gene for the diagnosis of hereditary deafness and a research-use-only set of reagents to test for genetic causes of beta thalassemia, a type of inherited blood disorder that can cause anemia.

Our business:

Our company is based on the vision of providing a higher quality of healthcare through advanced diagnostic products. Our business strategy is to assemble the companies, products and knowledge base to become a leading supplier of the technologies and products that will help drive a new era of personalized medicine. We were early to recognize that the adoption of personalized medicine is dependent on the advancement of diagnostic technologies. The commercialization of our products and technologies will help bridge the gap between early-stage scientific research and actual clinical practice. We are developing several product lines that are directly targeting specific markets within the advanced diagnostics field that have significant potential for revenue growth. We see recent successes and a growing capability in the clinical laboratories’ ability to perform accurate advanced diagnostic testing as a strong validation of our strategy. In addition, the FDA has recently released guidance encouraging the generation of more pharmacogenomics data and molecular diagnostic testing during drug development and clinical trials, and before the use of medications. We believe these applications of advanced diagnostics will help build demand for our products and technologies.

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

Potential customers addressed by our technologies:

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

2)	Molecular Reagents (RUO Reagents, ASRs, Custom Assays)

Molecular reagents encompass real-time PCR products and molecular reagents. The real-time products include both custom designed products for the research market and ASRs which are sold to laboratories certified under the Clinical Laboratory Improvement Amendments of 1998 (“CLIA”) to develop, optimize and validate tests for clinical uses. These products are advanced molecular probes that amplify disease specific genetic sequences for analysis or identification in a simple test with rapid turn around. An advantage of our real-time PCR products is its “platform independence” providing us a broader market and customer base. In addition, we believe these products provide us name recognition and complement our current sales and marketing efforts with a wider array of solutions for our customers. The customers for this product line are primarily advanced research and clinical laboratories that test for single markers or mutations in genes. We also offer reagents for more complex testing. These reagents provide the capability of laboratories to test a patient sample against multiple targets. We currently offer reagents for the testing of respiratory viruses (RVA) and blood clotting (Factor V/II).

In addition, in May 2006 we acquired Amplimedical’s portfolio of real-time molecular diagnostic test kits which are all CE marked for in vitro diagnostics use. These diagnostic test kits include multiplexed reagent kits that are sold in Europe, including a CE/IVD-marked set of reagents to detect mutations in the GJB2 gene for the diagnosis of hereditary deafness and a research-use-only set of reagents to test for genetic causes of beta thalassemia, a type of inherited blood disorder that can cause anemia.

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

In March 2006, we received FDA clearance to begin marketing our plasma based NT-proBNP congestive heart failure product for use on human plasma. We are currently considering various product launch alternatives for this product. For the larger point-of care market, our NT-proBNP congestive heart failure product for use on human whole blood remains under development.

4)	Advanced Genetic Markers

With our investment in Jurilab in 2005, we gained access to a large database of advanced genetic markers created by studying the genetic patterns of a founder population in East Finland. This database provides insights to the correlation of genetic patterns as prognostic indicators of disease. We expect this collaboration to enhance the development and commercialization of our technology platforms by adding proprietary solutions to evaluate and diagnose disease. In addition, we expect to pursue license and royalty opportunities related to technologies that we do not wish to commercialize.

License fee and royalty income: Developments

In January 2006, we renegotiated our contract with Applied Biosystems, Inc. (“Applied Biosystems”), with the underlining patents expiring at various dates between 2010 and 2015, to maintain minimum quarterly payments through December 31, 2006 and actual royalties thereafter. Although we expect this relationship to continue into the foreseeable future this contract can be terminated with a 180 day notice.

Acquisitions, investments and goodwill: Developments

We actively and selectively seek to acquire or invest in companies with complementary products and strong intellectual property positions to allow us to penetrate emerging markets. We anticipate using a combination of cash and common stock to purchase future companies or assets.

Spectral Diagnostics Inc. asset purchase

On February 6, 2006, we completed the acquisition of the rapid cardiac immunoassay test business from Spectral Diagnostics Inc. (“Spectral”) for CDN $5.6 million or approximately U.S. $4.8 million in cash and 975,193 shares of our common stock with a fair value of approximately $2.9 million. Based in Toronto, Canada, the rapid cardiac immunoassay test business includes a portfolio of point-of-care tests such as the Cardiac STATus® and Decision Point™ product lines, the i-Lynx™ reader, related intellectual property and manufacturing capabilities. This acquisition provided us a fully integrated point-of-care group with resources and capabilities in manufacturing, and sales and marketing with a worldwide distribution network to compete in the point-of-care market. These factors were among those that contributed to a purchase price resulting in the recognition of $1.2 million in goodwill.

To determine the value of the 975,193 shares of common stock provided to Spectral we used the average quoted closing price of our common stock from January 31 through February 6 (five days before the acquisition) to value these shares at $2.98 per common share. In addition, because we were unable to register these issued shares with the Securities and Exchange Commission within fifteen days of the closing of the acquisition, we triggered a cash settlement provision in the purchase agreement. Therefore, we were required to provide Spectral a cash settlement for the difference between their realized sales price of the common stock above $2.26 and below $3.01 per share. On April 3, 2006 Spectral sold all of the 975,193 of our common stock at an average price of $2.80 and under the cash settlement provision we are required to pay them $210,000, in cash which is expected to be offset by certain agreed upon closing settlements. The results of operations of Spectral have been included in the accompanying consolidated financial statements from the date of acquisition on February 6, 2006.

We used a third party to assist us in performing a preliminary valuation analysis of our purchased intangibles and potential IPR&D and we reviewed their assumptions, calculations and conclusions for reasonableness. We used valuation techniques comparable with others in the high technology industry. In addition, as part of the acquisition, we acquired a commitment to lease Spectral’s manufacturing and administrative facilities through February 2007 for approximately $308,000 with an option to extend the lease until July 2007. We believe this approximates current market lease rates for comparable properties.

Amplimedical

On May 1, 2006, we completed the acquisition of the diagnostic division of Amplimedical which is a manufacture of molecular diagnostic products for €8.1 million consisting of €2.0 million in cash or approximately $2.5 million and €6.1 million or approximately $7.5 million in a promissory note that is convertible into our common stock.

Jurilab, LTD investment

In July 2005, we invested approximately $1.5 million in cash into Jurilab LTD (“Jurilab”) to acquire 16.7% of its outstanding stock and obtain effective control of the board of directors. We expect to make a second equity investment in Jurilab, in 2006, at our discretion. In addition, we have the option to purchase the entire company (in cash or stock) at not-to-exceed prices through December 31, 2007. We believe that this investment strategy is an effective use of our cash because it provides us approximately two years to evaluate Jurilab’s technology for potential commercialization and integration into our product lines before we commit to purchasing the entity.

Based on our analysis of the Jurilab investment agreement, we are considered the primary beneficiary under FIN 46R “Consolidation of Variable Interest Entities.” We are the primary beneficiary because Jurilab’s equity investment at risk is not sufficient to permit Jurilab to finance its activities without additional support, we have the direct ability through the Board of Directors to make decisions about their activities, and our equity interest is not proportional to the losses we will take from the research and development expenses. In addition, substantially all of Jurilab’s activities are conducted on our behalf despite our disproportionate ownership percentage. Therefore, we have consolidated Jurilab’s operations into our financial results; however, their creditors have no recourse against us and our maximum exposure to loss is the $1.5 million we have invested in the entity. Conversely, assets recognized as a result of consolidating do not represent additional assets that could be used to satisfy claims against our general assets.

Included in our consolidated balance sheet at March 31, 2006 were the net liabilities (in thousands) of Jurilab:

	March 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)
Cash	$158	$77
Restricted cash	121	355
Other assets	622	719
Debt obligations	(7,930)	(7,245)
Other long-term liabilities	(1,301)	(1,018)

Net liabilities	$(8,330)	$(7,112)

Consolidation of Jurilab’s results of operations included the following:

	Three months ended,
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)
Net sales	$4	—
Cost of product sales	(59)	—
Research and development expense	(968)	—
Other income	(50)	—

Net loss	$(1,073)	—

Pharmacogenetics Diagnostic Laboratory, LLC

In July 2005, we invested $400,000 in Pharmacogenetics Diagnostic Laboratory, LLC (“PGx”), a development stage research and development company, to provide us access to certain technologies related to pharmacogenetics. We may increase our investment to an aggregate amount of approximately $500,000 if PGx reaches certain agreed upon milestones. We conducted a sensitivity analysis that considered both the qualitative and quantitative factors of our initial and potential additional investments in PGx to consider if we should consolidate PGx as a VIE under FIN 46. We did not consider PGx a VIE because we believe PGx has and will continue to obtain additional and operating funding from other third parties. Moreover, even if PGx were a VIE, its creditors have no recourse against us and our maximum exposure to PGx’s losses is the extent of our investment. Therefore, we will continue to expense PGx’s net losses to research and development. Once our investment, which is carried as other long-term assets, is reduced to zero, we will stop recording the results of operations of PGx in our financials. We believe this appropriately reflects the substance of this transaction, which is to fund research and development. For the three months ended March 31, 2006 we have expensed $28,000 of PGx’s net losses into research and development.

FasTraQ, Inc.

In June 2005, we signed a letter of agreement with FasTraQ, Inc. (“FasTraQ”) for the development of a certain future product. Our Chief Executive Officer and Chairman of the Board, Mr. Birndorf, is a director and an investor in FasTraQ. In October and December 2005 we amended this letter of agreement. As a result of this agreement and related amendments we made an initial non-refundable payment of $500,000 in 2005 to begin the initial development of this product. As of December 31, 2005 we expensed the initial $500,000. In February 2006, we converted this letter of agreement into two executed contracts, a Development and License Agreement and a Collaboration Agreement. In February 2006, we committed to provide FasTraQ an additional $500,000 in funding based on certain milestones. As of March 31, 2006, we paid FasTraQ $200,000 and expensed this amount into research and development.

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

Employee Share Based Payments: Developments

As required by SFAS No. 123R “Share-Based Payment” and a ruling by the U.S. Securities and Exchange Commission, on January 1, 2006, we changed the accounting treatment of stock options, restricted stock units and the employee stock purchase plan (“ESPP”) shares issued to our employees.

Stock options. We periodically issue stock options to our employees that are designed to reward employees for their long-term contributions to us and to provide incentive for them to remain an employee. We believe that such awards better align the interests of our employees with those of our shareholders. Prior to our adoption of SFAS No. 123R, we elected to account for the issuance of stock options to employees using the “intrinsic value-based” methodology as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation” and its related interpretations. Under this methodology, if the stock option we issued to an employee was equal to the quoted market price of our common stock, on the date of grant, we did not record any compensation expense. If the exercise price of the stock option we issued to an employee was below the quoted market price of our common stock, the difference between the market price and exercise price was recorded as deferred compensation in the balance sheet. The compensation expense was then recorded on a straight-line basis over the stock option’s vesting period. To the extent stock awards were subject to an exchange offer, other modifications, or performance criteria, such awards were subject to variable accounting treatment. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses. After the adoption of SFAS No. 123R, we are required to calculate, as of the date of grant, the fair value of the stock options issued to our employees. We are then required to expense the fair value of the stock option over the employee’s required service period (“the vesting period”). SFAS No. 123R requires that share-based payment forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of March 31, 2006, all of the stock options we have issued are conditioned on the employee’s continued employment and we have not issued any stock options conditioned on the results of any measure of market or financial performance.

Restricted stock units. We periodically issue restricted stock units (“RSUs”) with two year cliff vesting periods to key employees to provide incentive for them to remain as an employee over the service period. Prior to our adoption of SFAS No. 123R, we recorded the value of the RSUs we issued to our employees at their fair value, defined as the quoted market price of the underlying shares on the grant date, in equity as deferred compensation. We amortized the associated deferred compensation as an expense over the vesting period. After the adoption of SFAS No. 123R, we reversed the remaining balance of deferred compensation and additional paid-in capital in equity associated with our RSUs awards issued before January 1, 2006. To record the compensation expense associated with the RSUs we are required to determine the fair value on the grant date, defined as the closing market price on the date of grant, and expense this amount over the vesting period. In addition, we are required to reduce the associated compensation expense by the estimated number of employees not expected to complete the requisite service period. In the three months ended March 31, 2006 our estimated pre-vesting forfeitures rate was determined to be 0%, due to the lack of pre-vesting forfeitures during our testing period.

The effect of the adoption of SFAS No. 123(r) for restricted stock awards on the Consolidated Balance Sheet at March 31, 2006 is as follows (in thousands):

	Using SFAS No. 123 methodology	SFAS No. 123R Impact	As reported
Additional paid-in capital	415,337	(1,847)	413,490
Deferred compensation	(1,896)	1,847	(49)

Employee Stock Purchase Plan. To encourage our employees to own stock in our company we have an Employee Stock Purchase Plan (ESPP) that permits eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 15% of the employee’s base salary subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair value of the stock at either the beginning of the applicable “offering period” or the last day of the accumulation period. Each offering period is 24 months, with new offering periods commencing every six months, and an accumulation period is six months in duration. Prior to our adoption of SFAS No. 123R we did not record any compensation expense associated with our ESPP. After the adoption of SFAS No. 123R, we are required to calculate, as of the date of grant, the fair value of the ESPP shares issued to our employees and record this cost as compensation expense. We did not issue any ESPP shares in the three months ended March 31, 2006.

Tax Effects. Due to the uncertainty related to our realization of any tax assets or liabilities we generate from our operations, we record a full valuation allowance against all of our tax assets or liabilities. Therefore, we have not recorded any tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes in the three months ended March 31, 2006.

Application methodology. We elected to implement SFAS No. 123R using the prescribed “modified prospective application” methodology. The modified prospective application methodology requires us to apply the standards under SFAS No. 123R to all new awards, outstanding awards and to any modification or cancelled awards after January 1, 2006. For awards issued before January 1, 2006, we will use the derived fair value and vesting period of the share-based compensation costs as calculated in our prior period pro forma disclosures under SFAS No. 123 and recognize this derived fair value as an expense over the employee’s remaining required service period. When presenting prior period financial statements, under the modified prospective application, prior periods are not revised for comparative purposes and the fair value of the options is disclosed in a pro-forma footnote (see note 1).

Valuation methodology. We believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS No. 123R. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Because there is no observable market for share based payments similar to the ones we provide to our employees, consistent with the guidance in SFAS No. 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 107, we elected to continue to use the Black-Scholes option-pricing model to determine the fair value of our share based payments. The Black-Scholes option-pricing model has significant deficiencies as a valuation model because it was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Despite these deficiencies, we have a history of using the Black-Scholes option pricing model and we can more accurately develop the highly subjective assumptions required as inputs in to the model. Further, our investors are more familiar with the Black-Scholes option valuation model and can better analyze the potential impact these assumptions will have on our current and future results of operations. In the future, as our industry develops a consensus and best practices are developed for share based payment valuation models, we may adopt a different method of valuation that better reflects the fair value of our share based payments. However, because any valuation methodology uses assumptions that are based on historical trends to model future events, no matter which valuation methodology we use, the fair value of our share based payments is our best estimate and potentially differ materially from the ultimate value realized by the recipient employee.

Approximately 348,000 stock options were granted during the three months ended March 31, 2006. The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 was $2.80 per share using the Black-Scholes model with the following assumptions:

Example use	Vesting period	Expected life in years	Risk Free Interest Rate	Volatility	Dividend Yield	Pre-vesting cancellation rate
New hires	Four year vesting period with a one year cliff, thereafter monthly vesting	4.9 –5.4	4.4%	94.5%	0%	14.8%
Retention grants	Two year vest period with a six month cliff, thereafter monthly vesting	4.7 –5.4	4.4%	94.5%	0%	14.8%
Biennial award	Four year vest period with monthly vesting	5.4 –6.2	4.4%	94.5% - 103.45%	0%	0%

Volatility. Volatility is a measure of the amount the share price has or will fluctuate during the expected term. Because an options value is unaffected by negative swings in stock price, other things being equal, an option with higher volatility is worth more than an option with lower volatility. We used the daily quoted market prices of our common stock to derive our volatility by using a look back period equal to our expected term. We did not exclude any daily closing prices during this period time. Prior to our adoption of SFAS No. 123R, for the three months ended March 31, 2005, we used our historical stock prices in accordance with SFAS No. 123 for purposes of our pro forma information.

Risk free interest rate. The risk-free interest rate assumption is based upon U.S. constant rate Treasury Security’s market interest rates with a contractual life approximately equal to the expected term of our employee stock options or ESPP awards.

Dividend yield. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future therefore our dividend yield is zero.

Expected term. The expected term of employee stock options is impacted by all of the underlying assumptions used in our model. The expected term of share-based payments granted is estimated based on a number of factors, including but not limited to the vesting term of the award, historical employee exercise behavior (for both share-based payments that have run their course and outstanding share-based payments), the expected volatility of our common stock and an employee’s average length of service. In addition, we stratify our employees in to groups that have historically similar exercise behavior patterns. Our model assumes that employees’ exercise behavior is a function of the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option).

Pre-vesting forfeitures. SFAS No. 123R requires that share-based payment forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 14.8% in the three months ended March 31, 2006 based on historical experience. In our pro forma information required under FAS 123 for the periods before January 1, 2006, we were required to account for forfeitures as they occurred.

The effect of adopting SFAS No. 123R in the three months ended March 31, 2006 was (in thousands, except per share data):

	The three months ended March 31, 2006
	Using Pervious Accounting	SFAS No. 123R Adjustments	As Reported
Cost of product sales	$2,179	$60	$2,239
Research and development	5,980	280	6,260
Selling general and administrative	6,643	726	7,369
Amortization of purchased intangible assets	560	—	560

Net loss from operations	$15,362	$1,066	$16,428

Net loss	$(10,955)	$(1,066)	$(12,021)

Basic and diluted earning per share:	$(0.19)	$(0.02)	$(0.21)

Goodwill impairment analysis: Developments

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and intangible assets with indefinite useful lives. In 2006 and 2004, using the purchase method of accounting we recorded goodwill with our acquisitions of Spectral, SynX and Epoch that represented the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets. This goodwill was subject to our quarterly reviews for indicators of impairment.

In the first quarter of 2006, we determined there were no material events or changes in circumstances to indicate that the carrying amount of goodwill might not be recoverable. Therefore, we will perform the required annual goodwill impairment testing during the fourth quarter of our fiscal year.

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

FDA regulations: Developments

Our micro-array instrumentation ASR and real-time PCR products are to be used only for research purposes or by CLIA-certified laboratories when developing and validating their own diagnostic tests. When we begin to distribute and manufacture products for non-CLIA laboratories and point-of-care customers, we are subject to additional FDA requirements such as pre-market applications.

In March 2006, we received FDA clearance to begin marketing our plasma based NT-proBNP congestive heart failure product for use on human plasma. For the larger point-of-care market, our NT-proBNP congestive heart failure product for use on human whole blood remains under development.

In the third quarter of 2005, we received an untitled letter from the Office of In Vitro Diagnostic Devise Evaluation and Safety (OIVD), a division of the FDA. The letter described the OIVD’s concerns that the microarray NanoChip® systems and certain related ASRs might be construed as a closed system and therefore a medical device that requires a pre-market application. We believe that our microarray NanoChip® systems and the related ASRs are independent and are not marketed or intended as a closed system. If there is an unfavorable decision in this matter it could delay sales of our NanoChip®400 to clinical laboratories in the United States. During 2006, we plan to submit the NanoChip®400 with one or more assays to the FDA for clearance. In the first quarter of 2006, we had a meeting with the FDA and we believe we addressed their concerns as to our marketing and communication practices.

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

Hitachi manufactures our NanoChip® systems and we manufacture the majority of our consumable products in our manufacturing facilities in San Diego, California, and Bothell, Washington.

In February 2006, we purchased a point-of-care product line from Spectral Diagnostics, Inc. and acquired the ability to manufacture the associated future point-of-care products in our facilities in Toronto, Canada.

Fluctuations:

We anticipate that our results of operations will fluctuate on a quarterly and annual basis and will be difficult to predict. The timing and degree of fluctuations will depend upon several factors, including those discussed under item 1a Risk Factors. In addition, the timing of orders from distributors and the mix of sales between our product lines could affect our results of operations. We cannot assure you that we will be able to achieve revenue growth on a quarterly or annual basis.

Results of Operations

For the quarters ended March 31, 2006 and 2005

Revenues

The following table summarizes our revenues for the quarter ended March 31, 2006 and 2005 (in thousands):

	For the three months ended March 31,
	2006	2005	Difference
Product sales	$2,122	$1,210	$912
License fee and royalty income	1,814	1,700	114
Contracts and grant	416	266	150

Total	$4,352	$3,176	$1,176

•	Product sales revenue is primarily generated from real-time PCR products (both custom and proprietary tests), a portfolio of rapid cardiac immunoassay point-of-care tests (cardiac tests), molecular testing instruments (NanoChip® systems) and various ASRs. Product sales revenue increased in the first quarter of 2006 as compared to the first quarter of 2005 due to the revenue associated with our cardiac tests that were acquired through the acquisition of Spectral on February 6, 2006.

The future: Through our acquisition strategy we expect revenue to increase in the remainder of 2006 as compared to 2005. In February and April we acquired Spectral and Amplimedical, respectively, with these acquisitions we acquired a portfolio of cardiac tests and real-time molecular diagnostic test kits CE marked for in vitro diagnostics. In the remainder of 2006, we expect a modest increase in revenue from ASRs used to detect the genetic sequences of cystic fibrosis and respiratory viruses. However, before we gain commercial acceptance of our ASRs from the clinical diagnostic customer the FDA we may require regulatory clearance for our reagents.

We expect moderate growth in revenues from our custom and real-time PCR products in the remainder of 2006. Throughout 2006, we will be releasing real-time PCR products that address the detection and identification of herpes simplex viruses 1 & 2, pertussis, parapertussis, BK viruses and the VZV virus (i.e. chicken pox or shingles).

We do not expect any significant revenue from our initial NT-proBNP, congestive heart failure test, that received a 510(k) clearance from the FDA, until we decide how we will commercialize this product. The whole blood test, which remains in development, if cleared with the FDA, will significantly expand the potential market and revenue generating capability of the product.

•	License fee and royalty revenue is generated by licensing our intellectual property rights to third parties. The primary reason license fees and royalty income increased in the first quarter of 2006 was that we renegotiated our contract with Applied Biosystems Inc. (Applied Biosystems) for their right to manufacture and sell our TaqMan® 5’-nuclease real-time PCR assays.

The future: In January 2006, we renegotiated our contract with Applied Biosystems to maintain minimum quarterly payments through December 31, 2006. After January 1, 2007 royalties will be based on actual sales. Therefore, through out the remainder of 2006, we expect that our license fee revenue will remain constant. Although we expect this relationship to continue into the foreseeable future this contract may be terminated with a 180 day notice.

In addition, with our growing intellectual property profile of 167 U.S. patents and with our relationship with Jurilab, LTD, we are continuing to evaluate royalty and licensing opportunities and we may choose to license other intellectual property in the future, if we believe the terms and conditions are acceptable.

•	Contracts and grants revenue is generated by reimbursement for research and development efforts directed by various federal, state and private agencies. The increase in contract and grant revenue in the first quarter of 2006 was primarily related to additional revenue generated from a The Bill and Melinda Gates Foundation and two National Institute of Health grants with no comparable awards in the first quarter of 2005.

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

Cost and expenses

Cost of product sales (in thousands):

	For the three months ended March 31,
	2006	2005	Difference
Cost of product sales	$2,239	$1,146	1,093

•	Cost of product sales relates to the expenses associated with manufacturing our products. These expenses include the materials, labor, and various overhead costs required to build our products. Included in our overhead expenses are charges for excess capacity. The increase in the cost of product sales in the first quarter of 2006 as compared to the same period in 2005 primarily relates to the conversion of a significant portion of our San Diego, California, product development facilities to a manufacturing and assembly facility, in late 2005, following the commercial launch of the second generation molecular testing platform. This was reflected in changes to our inventory overhead model, and beginning January 1, 2006 we incurred an additional $390,000 in excess capacity charges as compared to the first quarter of 2005 that was previously expensed into research and development. In addition, our cost of product sales increased by $567,000 in the first quarter of 2006 as compared to the same period in 2005 due to the manufacturing costs associated with the sale of cardiac tests that were acquired with our Spectral acquisition.

All of our first generation molecular testing instruments and the associated components are fully reserved and considered obsolete. We are highly uncertain if we have the ability to sell any of these instruments to third parties. If we sell an instrument, it will have an insignificant cost of product sales. In the first quarter of 2006 we did not sell any instruments that were considered a part of the inventory reserve.

The future. For the remainder of 2006 we expect our cost of product sales to increase due to our acquisitions of Spectral’s and Amplimedical’s product lines. We also expect to continue to incur excess production capacity within our manufacturing facilities while we work to build demand for our second generation molecular testing system and ASRs. In addition, our second generation molecular testing system has a lower selling price per unit; therefore, our gross margins depend on the number of units sold or rented to absorb our fixed overhead costs.

Research and development expenses (in thousands):

	For the three months ended March 31,
	2006	2005	Difference
Research and development	$6,260	$4,912	$1,348

•	Research and development expenses include the costs associated with our research and development efforts related to the commercialization of advance molecular diagnostics products and the costs associated with reimbursable research and development efforts directed by various federal, state and private agencies. The increase in research and development costs in the first quarter of 2006 as compared to the same period in 2005 primarily related to the consolidation of $968,000 of Jurilab’s operating losses (a variable interest entity). In addition, we incurred an additional $400,000 in non-cash stock based compensation expense related to the expensing of stock options and the amortization of restricted stock awards with no comparable expenses in the first quarter of 2005.

The future. Many of our products are in the early stages of their product development life cycles requiring additional research and development expenditures to commercialize and likely to continue at similar levels.

Selling, general and administrative expenses (in thousands):

	For the three months ended March 31,
	2006	2005	Difference
Selling, general and administrative	$7,369	$5,967	$1,402

•	Selling, general and administrative expenses includes the costs associated with promoting and selling our products and the administrative costs required to support our company’s operations. The increase in selling, general and administrative expenses in the first quarter of 2006 was primarily related to our focus on creating a market for the second generation of our molecular testing instruments and absorbing Spectral’s sales and administrative operations after February 6, 2006. In addition, in the first quarter of 2006 we incurred a non-cash expense, of approximately $984,000, for expensing our share based payment awards compared to $195,000 in the first quarter of 2005.

The future. We expect that our selling, general and administrative expenses, on a percentage basis, will trend lower than increases in revenue. We will achieve this by creating efficiencies in our general and administrative functions by eliminating redundant functional areas in the entities we acquire. Our strategy is to transfer this savings into our sales and marketing functions.

Amortization of purchased intangible assets (in thousands):

	For the three months ended March 31,
	2006	2005	Difference
Amortization of purchased intangible assets	$560	$393	167

•	Amortization of purchased intangibles is our effort to match the benefits of the intellectual property we have acquired with current period expenses. In the first quarter of 2006, we acquired the rights to certain intangible assets with our acquisition of Spectral and we determined the fair value of these intangible assets to be approximately $4.0 million. The increase in the amortization of purchase intangible was caused by the amortization of these assets in addition to the intangible assets acquired during the Epoch acquisition in 2004.

The future. We expect this amortization expense to remain consistent at its current level. However, amortization expense may also be impacted by potential future business combinations, such as our April 2006 acquisition of Amplimedical, or our periodic impairment evaluations.

Other income

The following table summarizes our other income for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	For the three months ended March 31,
	2006	2005	Difference
Interest income, net	$180	$179	$1
Other expense	(97)	(88)	(9)
Warrant valuation adjustment	(25)	881	(906)
Gain (loss) on foreign currency translation	(3)	13	(16)

Total other income	$55	$985	$(930)

Warrant valuation adjustment

•	As a result of our December 2004 acquisition of Epoch, we assumed warrants for 381,317 shares of our common stock. The warrants have an exercise price of $8.32 per share and expire in early 2009. If there is a change of control of Nanogen, under certain circumstances the warrants have a provision that allows them to be redeemed for cash based on the Black-Sholes formula. However, the volatility variable in the Black-Sholes formula is limited to the lesser of 50% or our actual historical volatility. Using the methodology prescribed in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” we recorded a current liability for the fair value of the cash redemption portion of the warrants. The liability was measured and recorded in accordance with the terms of the warrant agreements. The valuation of the warrants and the corresponding liability are re-measured quarterly until the warrants are exercised or expire.

The assumptions used in the Black-Scholes pricing model were:

	March 31, 2006	March 31, 2005
Expected term	2.9 years	3.9 years
Interest rate	4.4%	3.3%
Volatility	50%	50%
Dividends	—	—
Calculated cash redemption value of the warrants	$111,000	$231,000

The increase in the market price of our common stock and other changes in the Black-Scholes formula’s variables from December 31, 2005 to March 31, 2006 resulted in a $25,000 increase in the value of the warrants. Therefore, we reported $25,000 loss as a warrant valuation adjustment in our statement of operations in the three months ended March 31, 2006. Conversely, the decrease in the market price of our common stock and other changes in the Black-Scholes formula’s variables from December 31, 2004 to March 31, 2005 resulted in an $881,000 decrease in the value of the warrants. Therefore, we reported $881,000 increase in income as a warrant valuation adjustment in our statement of operations for the three months ended March 31, 2005.

Liquidity and capital resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005	Difference
Cash and cash equivalents	$12,322	$6,194	$6,128
Short-term investments, available for sale	20,096	26,185	(6,089)

Total cash and cash equivalents and short-term investment, available for sale	$32,418	$32,379	$39

Current assets	$42,081	$39,701	$2,380
Current liabilities	(9,157)	(9,050)	(107)

Working capital	$32,924	$30,651	$2,273

Our cash and cash equivalents and short-term investments, available for sale and working capital increased by $39,000 and $2.3 million, respectively, at March 31, 2006 as compared to December 31, 2005. These relatively small increases in our liquidity measures was primarily due to us receiving $15.0 million in financing, in March 2006, which was offset by cash used as working capital and a portion for the purchase of Spectral. We believe we will continue to consume cash and have quarterly net losses at least through the remainder of the year. We have incurred negative cash flows from operations since inception and do not expect to generate positive cash flows to fund our operations until we generate significant revenues from our product offerings and/or begin generating a return on our intellectual property. On April 20, 2006, we acquired the assets of Amplimedical for €8.1 million consisting of €2.0 million in cash or approximately $2.5 million and €6.1 million or $7.5 million in a promissory note that is convertible into our common stock. We expect Amplimedical to consume cash due to the lengthy collection period common to the Italian market. We are currently negotiating a borrowing arrangement to offset this use of cash.

In June 2005, we filed a shelf registration statement with the Securities and Exchange Commission that allowed us to raise up to $60.0 million in equity transactions. In September 2005, to continue to fund our commercialization strategy, we received approximately $18.8 million in cash by issuing to institutional investors a combination of 6.8 million shares of common stock at $2.94 per share and a million warrants exercisable at $4.00 per share for five years. In March 2006, we received approximately $15 million in cash by issuing to an investor 5,660,377 shares of common stock at $2.65 per share. On May 9, 2006, we filed a 462(b) registration statement with the Securities and Exchange Commission to increase our available funding by $4.0 million under the June 2005 shelf registration statement. As a result of this filing we have $25.0 million available under this shelf registration. On May 10, 2006, we entered into an equity line of credit arrangement with a private investor, pursuant to which the private investor agrees to purchase, subject to certain limitations and closing conditions, up to $25 million of our common stock over the next eighteen months. The purchase will be made pursuant to the June 2005 shelf registration statement.

From inception to March 31, 2006, we have financed our operations primarily by:

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

Cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	March 31, 2006	March 31, 2005
Net cash used in operating activities	$(9,797)	$(9,982)
Net cash provided by investing activities	214	7,211
Net cash provided by financing activities	$15,868	$91

Operating activities

Net cash used in operating activities for the three months ended March 31, 2006 and 2005 primarily related to our net losses and changes in working capital. The net cash used was primarily related to the costs associated with commercializing our products including the expansion, development and support of our sales and marketing organization; regulatory compliance; the procurement of inventory pursuant to our manufacturing arrangement with Hitachi, Ltd; support of our continuing research and development efforts; and legal fees relating to establishing, maintaining and defending our intellectual property portfolio.

Investing activities

Net cash provided by investing activities in the three months ended March 31, 2006 and 2005 primarily related to net proceeds from the sale of short-term investments, which was offset by the purchase of fewer short-term investments (i.e. we utilized short-term investments to fund our operating and financing activities). In addition during in both periods we converted a portion of our short-term investments into cash to allow us to acquire companies. In the first quarter of 2006 we acquired Spectral assets for approximately $5.6 million in cash (approximately $4.9 million in cash and approximately $700,000 in related acquisition expenses) and in the first quarter of 2005 we had additional payments of approximately $1.7 million in payments related to our December 2004 acquisition of Epoch.

Capital spending is essential to our product innovation initiatives and maintaining our operational capabilities. Therefore in the first quarter of 2006 and 2005 we used cash to purchase $504,000 and $432,000, respectively, in property and equipment to support the development of our product lines.

Financing activities

In March 2006, we received approximately $15 million in cash by issuing to an investor 5,660,377 shares of common stock at $2.65 per share. In the first quarter of 2006 and 2005 we received $43,000 and $156,000, respectively, from the exercise of employee stock options. Jurilab had approximately $970,000 in net transactions related to financing activities.

As of March 31, 2006 our equipment funding agreement expired. In the first quarter of 2006 and 2005 we received $215,000 and $284,000, respectively, under this agreement.

In the first quarter of 2006 and 2005 financing activities were offset by payments related to our debt obligations of $215,000 and $284,000, respectively.

We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Condensed Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of inventory, intangible assets and investments, income taxes, and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We consider an accounting estimate and policy to be critical if: 1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or the use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We believe that the following critical accounting policies and assumptions may involve a higher degree of judgment and complexity than others. There were no material changes in the critical accounting policies or estimates from those at December 31, 2005 other then the required changes associate with the implementation of SFAS No. 123R.

Liquidity

At March 31, 2006 we have cash and cash equivalents and short-term investments, available for sale of approximately $32.4 million. We expect that our access to financing combined with our existing capital resources, anticipated product revenues, license fees and contract and grant funding will be sufficient to support our planned operations, at least through the next twelve months. As we continue to consume cash and have quarterly net losses we are required to make significant assumptions about our operating cash requirements and our ability to continue to raise capital to finance our on-going operations. We assume that we will have the ability to sell a sufficient amount of securities to investors to continue our strategy of expanding our product pipeline by acquiring companies or assets and supporting our on-going internal product development. Without access to this financing, on terms acceptable to us, we will have to cease or curtail operations and product development that may materially alter our current business strategy.

Valuation of Goodwill

We have recorded as assets $38.4 million of goodwill in our March 31, 2006 consolidated financial statements related to our 2006 acquisition of Spectral’s cardiac testing business and our 2004 acquisitions of SynX Pharma and Epoch Bioscience, Inc. We used significant estimates and assumptions to determine the value of these assets. In many cases we use a third party to perform a valuation analysis on these assets, while we review their assumptions, calculations and conclusions for reasonableness and accuracy.

We test goodwill for possible impairment on an annual basis. This testing requires that we make judgments to identify our reporting units and that significantly effects our valuation analysis. In addition, we test goodwill for possible impairment if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. We assess potential impairments to goodwill assets when there is evidence that events or circumstances indicate that the recorded value of an asset (the carrying amount) may not be recovered. These assessments are based on judgments and estimates of the materiality of various on-going events and circumstances related to the asset. Indicators of impairment may include, but are not limited too:

•	a significant adverse change in legal factors or in the business climate;

•	a significant decline in our stock price or the stock price of comparable companies;

•	a significant decline in our projected revenue or earnings growth or cash flows;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	a loss of key personnel; and

•	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;

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

Valuation of intangible and other long-lived assets.

We assess the carrying value of intangible and other long-lived assets each quarter, which requires us to make assumptions and judgments regarding the future cash flows of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances such as:

•	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

•	loss of legal ownership or title to the asset;

•	significant changes in our strategic business objectives and utilization of the asset(s); and

•	the impact of significant negative industry or economic trends.

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

Revenue Recognition

We recognize revenue principally from real-time PCR products (both custom and proprietary tests), molecular testing platforms (the NanoChip® systems), ASRs, cardiac tests, sponsored research, contract and grant agreements and from license and royalty fees for intellectual property. Each element of revenue recognition requires a certain amount of judgment to determine if the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) delivery has occurred or services have been rendered; iii) the seller’s price to the buyer is fixed or determinable; iv) collectibility is reasonably assured, and v) both title and the risks and rewards of ownership are transferred to the buyer. We are required to make more significant estimates involving our recognition of revenue from license and royalty fees, than from revenue generated from our products sales and contracts and grant agreements. Our license and royalty fees revenue estimates depend upon on our interpretation of the specific terms of each individual arrangement and our judgment to determine if the arrangement has more than one deliverable and how each of these deliverables should be measured and allocated to revenue. In addition, we have to make significant estimates about the useful life of the technology transferred to determine when the risk and rewards of ownership have transferred to the buyer to decide the period of time to recognize revenue. In certain circumstances we are required to make judgments about the reliability of third party sales information and recognition of royalty revenue before actual cash payments for these royalties have been received.

Inventory and related reserves

We have a history of writing down the value of our inventory due to lack of market demand. We have approximately $5.3 million of inventory reserved as of March 31, 2006. In addition, we have approximately $3.6 million in finished goods inventory. Given the inherent unpredictability of demand for new product lines, we were required to make significant estimates about the future demand for this inventory. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

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

Share-Based Compensation

Share-based compensation expense is significant to our financial position and results of operations, even though no cash is used for such expense. In determining the period expense associated with unvested options, we estimate the fair value of each option at the date of grant. We believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS No. 123R. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our valuation methodology, the expected term, expected stock price volatility over the term of the awards, the risk-free interest rate, expected dividends and pre-vesting forfeitures. If any one of these factors changes and we employ different assumptions in the application of SFAS No.123R in future periods, the compensation expense that we record under SFAS No. 123R will differ significantly from what we have recorded in the current period.

To estimate the fair value of each stock option to our employees we are required to make the following assumptions:

•

Valuation methodology. Because there is no observable market for share based payments similar to the ones we provide to our employees to determine the fair value of share based compensation we were required to select an option pricing model. Option-pricing models were generally developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes, which we currently use, and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, it is highly probable that our estimates of the fair values of our share-based compensation awards on the grant dates that were recorded in our statement of operations will not bear any resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS No. 123R and the SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Despite these deficiencies, we elected to continue to use the Black-Scholes option-pricing model to determine the fair value of our share based payments. Because we have a history of using the Black-Scholes option pricing model and we can more accurately develop the highly subjective assumptions required as inputs in to the model. Further, we believe our investors are more familiar with the Black-Scholes option valuation model and can better analyze the potential impact these assumptions will have on our current and future results of operations. In the future, as our industry develops a consensus and best practices are developed for share based payment valuation models, we may adopt a different method of valuation that better reflects the fair value of our share based payments. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. Market-based methods are emerging that, if employed by us, may dilute our earnings per share and involve significant transaction fees and ongoing administrative expenses. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to investors. However, because any valuation methodology uses assumptions that are based on historical trends to model future events, no matter which valuation methodology we use, the fair value of our share based payments is our best estimate and will potentially differ materially from the ultimate value realized by the recipient employee.

•	Expected term. We estimate expected term of employee stock options to determine the length of time before our employees will exercise their option grants. This estimate is impacted by all of the underlying assumptions used in our model and is estimated based on a number of factors, including but not limited to the vesting term of the award, historical employee exercise behavior (for both share-based payments that have run their course and outstanding share-based payments), the expected volatility of our common stock and an employee’s average length of service. In addition, we stratify our employees in to groups that have historically similar exercise behavior patterns. We also assume that employees’ exercise behavior is a function of the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option).

•	Volatility. We estimate volatility to measure the amount the share price has or will fluctuate during our estimated expected term of our option and ESSP grants because it is assumed that an option with more volatility is of greater value than one with less volatility. We assumed that historical volatility is a better measure of future volatility than implied volatility, as we believe implied volatility is a more subjective measure. In addition, we were not aware of any traded options in the market that achieve the so called “synchronization of variables” with our stock or stock options that would allow us to use implied volatility. We assumed that the daily quoted market prices of our common stock for a look back period equal to the expected term of the award will equal the future volatility over the expected term of the options grants. We assumed all historical stock prices were relevant to our calculations and did not exclude any daily closing prices during the look back period.

•	Risk free interest rate. We assumed the risk-free interest rate is the same as U.S. constant rate Treasury Security’s market interest rates with a contractual life approximately equal to the expected term of our employee stock options or ESPP awards.

•	Dividend yield. We assumed we will not paid any cash dividends in the foreseeable future therefore our dividend yield is zero.

•	Pre-vesting forfeitures. SFAS No. 123R requires that we estimate share-based payment forfeitures at the time of grant and be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated on historical experience based on the assumption that our historical experience will model future pre-vesting forfeitures.

Had any of these estimates changed, our results of operations would differ significantly.

Related Party Transaction:

In June 2005, we signed a letter of agreement with FasTraQ, Inc. (“FasTraQ”) for the development of a certain future product. Our Chief Executive Officer and Chairman of the Board, Mr. Birndorf, is a director and an investor in FasTraQ. In October and December 2005 we amended this letter of agreement. As a result of this agreement and related amendments we made an initial non-refundable payment of $500,000 in 2005 to begin the initial development of this product. As of December 31, 2005 we expensed the initial $500,000. In February 2006, we converted this letter of agreement into two executed contracts, a Development and License Agreement and a Collaboration Agreement. In February 2006, we committed to provide FasTraQ an additional $500,000 in funding based on certain milestones. As of March 31, 2006, we paid FasTraQ $200,000 and expensed this amount into research and development.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest rate exposure

Our exposure to market risk due to fluctuations in interest rates relates primarily to short-term investments. These short-term investments, reported at an aggregate fair market value of $32.4 million as of March 31, 2006, consist primarily of investments in debt instruments of financial institutions and corporations with strong credit ratings and United States government obligations. These securities are subject to market rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at March 31, 2006, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risk inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer. While we do not always have the intent, we do currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows. Changes in interest rates would, of course, affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

The functional currency for our Canadian and Netherlands subsidiaries is the U.S. dollar. The functional currency of our majority owned subsidiary in Germany is the euro. The German subsidiary’s accounts are translated from the euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded in accumulated other comprehensive income in the consolidated financial statements included herein. In certain instances, our subsidiaries conduct business with customers and vendors in euros or in other local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European customers and vendors. The net tangible assets of our foreign subsidiaries, excluding intercompany balances, was approximately $9.4 million at March 31, 2006.

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

In the first quarter of 2006, we continued to make minor improvements to our internal control structure and financial reporting processes. Due to the acquisition of Spectral we were required to implement new processes and controls over net product sales, cost of sales and other commercial transactions related to its commercial operations. As required by the implementation of SFAS No. 123R, we changed our internal controls and processes related to the calculation and recording of share based compensation in our statement of operations. We implemented various key controls to mitigate the risks associated with these transitions. However, as of March 31, 2006 we have not tested the operating effectiveness of the new internal controls related to share-based payments or the integration of Spectral. Other than these changes, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Since our inception, we have incurred cumulative net losses which, as of March 31, 2006, total approximately $323.7 million. Moreover, our negative cash flow and losses from operations will continue for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, which could be significant. The amount and timing of product revenue recognition and cash flow may depend on whether potential customers for the molecular testing platform choose to enter into sales, reagent rentals, cost-per-test or development site transactions. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, goodwill or other impairment charges, non-cash stock option expenses, market acceptance of the second generation NanoChip® 400 System, acquisitions, and potential other products under development, including the CHF product and diagnostics related to infectious disease, the type of acquisition program our potential customers may choose, whether and when new products are successfully developed and introduced by us or our competitors, and the achievement of milestones under our collaborative agreements various government and private agencies. The recognition of revenue under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

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

We are at an early stage of development. As of March 31, 2006, we had only a limited product offering that includes real-time PCR products (both custom and proprietary tests), molecular testing platforms (NanoChip® system), ASRs, cardiac tests and the point-of-care diagnostic tests for myocardial infarction and drugs of abuse. Our congestive heart failure point of care test remains in development. Our second generation molecular testing platform, the NanoChip® 400, began shipping in October 2005. Most of our ASRs are under development. Our molecular testing platforms, ASRs products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

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

Although we have developed a number of products as discussed above, we may not be able to further develop these products or to develop other commercially viable products. Even if we develop a product, it may not be accepted in the marketplace. If we are unable to achieve market acceptance, we will not be able to generate sufficient product revenue to become profitable. We may also be forced to carry greater inventories of our products for longer periods than we may have anticipated. If we are unable to sell the inventory of our products in a timely fashion and at anticipated price levels, we may not become profitable. In addition, we may have to take accounting charges and reduce the value of our product inventory to its net realizable value. In the three months ended March 31, 2005 and in twelve month ended December 31, 2005, we did not incur any charge to reduce our inventory to its net realizable value; however, in the years ended December 31, 2004, 2003, and 2002, we took accounting charges of approximately $3.7 million, $908,000 and $424,000, respectively, to reduce product inventory to its estimated net realizable value. If actual future demand or market conditions are less favorable than those currently projected by us, additional inventory write-downs may be required.

Market acceptance will depend on many factors, including our ability to:

•	convince prospective strategic partners and customers that our technology is an attractive alternative to other technologies;

•	manufacture products in sufficient quantities with acceptable quality and at an acceptable cost; and

•	sell, place and service sufficient quantities of our products.

In addition, our technology platform could be harmed by limited funding available for product and technology acquisitions by our customers, internal obstacles to customer approvals of purchases of our products and market conditions in general. Performance issues with our products may also harm market acceptance of our products and reduce our revenues. During the year ended December 31, 2004, certain clinical laboratories experienced performance issues with our cystic fibrosis analyte specific reagent, CFTR ASR, which negatively impacted our revenue. In the first quarter of 2006, we began offering new reagents for CFTR ASRs and we may not be able to address product issues to the satisfaction of our customers and they may decide to adopt alternative products or may not resume purchases of our CFTR ASRs.

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

We may not realize the benefits that we anticipate from our recent acquisitions of the rapid cardiac immunoassay test business of Spectral Diagnostics, of Epoch Biosciences, Inc., SynX Pharma Inc. or the diagnostic business of Amplimedical or other acquisitions due to integration and other challenges.

On February 6, 2006, we completed the acquisition of the rapid cardiac immunoassay test business of Spectral Diagnostics (“Spectral”). In 2004, we completed two significant acquisitions: the acquisition of SynX Pharma, Inc. (“SynX”) in April 2004 and Epoch Biosciences, Inc. (“Epoch”) in December 2004. In May 2005, we completed the acquisition of the diagnostic business of Amplimedical. We expect that the Spectral and SynX product lines will accelerate our entry into the point-of-care market. However, we cannot be certain that we will achieve these and other benefits which we currently expect from these acquisitions. The process of integrating these and other acquired companies requires, significant efforts and expenditures, including the coordination of information technologies, research and development, sales and marketing, administration and manufacturing. Combining our product offerings with those of acquired companies is a complex and lengthy process involving a number of steps in which we will seek to achieve increasing degrees of integration of our products. Additionally, Spectral and SynX are located in Canada, Epoch is located in the state of Washington and Amplimedical is located in Italy, and because our facilities in San Diego, California are or may be physically separated from facilities of other companies we acquire, it may be difficult for us to communicate effectively with, manage and integrate these employees and operations with the rest of the Company. If we are not able to integrate the operations of these acquired companies and businesses successfully, we may not be able to meet our expectations of future results of operations.

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

Even if we are able to successfully integrate our acquired operations, we may never realize the anticipated benefits of the SynX, Epoch, Spectral, Amplimedical acquisitions, or any other acquisition. Our failure to achieve these benefits and synergies could have a material adverse effect on our business, results of operations and financial condition.

Changes in financial accounting standards related to share-based payments are expected to continue to have a significant effect on our reported results.

On January 1, 2006, we adopted the revised statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard is expected to continue to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price and our stock price volatility.

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

Furthermore, the FDA could determine that other products we manufacture or sell or intend to manufacture or sell, including the second-generation NanoChip® 400, also are subject to the premarket approval process or the 510(k) clearance process. If the FDA makes any such determination or otherwise disagrees with our position, the FDA could preclude us from manufacturing or shipping the NanoChip® 400 until we have received FDA clearance. The FDA could also revise its definition of analyte specific reagents in a manner that might cause our current or future analyte specific reagents to be subject to the 510(k) clearance process. In addition, the FDA could subject us to any of the penalties described above, including administrative or judicially imposed sanctions and the recall or seizure of our products. Any such result could substantially delay the release of our current and future products. Furthermore, any such result would have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

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

As of March 31, 2006, we had 31 total employees in our worldwide sales and marketing group.

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

We are highly dependent on the principal members of our scientific, manufacturing, marketing, administrative, management and executive personnel, the loss of whose services might significantly delay or prevent the achievement of our objectives. We face competition from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel. For the three months ended March 31, 2006 and twelve months ended December 31, 2005, 2004 and 2003, we experienced turnover rates of 4%, 17%, 27% and 25%, respectively. Turnover at these rates may continue and, if they continue, may adversely affect us.

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

NANOGEN, INC.

Date: May 10, 2006	/s/ HOWARD C. BIRNDORF
Howard C. Birndorf Chairman of the Board and Chief Executive Officer

Date: May 10, 2006	/s/ ROBERT SALTMARSH
Robert Saltmarsh Chief Financial Officer

NANOGEN, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.