Form 10-Q
period 2006-06-30
NANOGEN INC
filed 2006-08-09
CIK 1030339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-23541

NANOGEN, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0489621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10398 Pacific Center Court, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 27, 2006, were as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	66,507,411

NANOGEN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NANOGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,893	$6,194
Short-term investments	10,725	26,185
Receivables, net	4,828	2,141
Inventories, net	6,935	3,724
Other current assets	2,051	1,457

Total current assets	32,432	39,701
Property and equipment, net	9,790	7,590
Acquired technology rights, net	19,307	9,604
Restricted cash	4,140	1,794
Other assets	2,115	2,214
Goodwill	39,078	37,178

Total assets	$106,862	$98,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,489	$7,728
Acquisition payable, secured by letter of credit	2,570	—
Deferred revenue	676	535
Common stock warrants	22	86
Current portion of debt obligations	645	701

Total current liabilities	14,402	9,050
Debt obligations, less current portion	460	643
Debt obligation of variable interest entity (Note 6)	6,366	7,245
Other long-term liabilities	7,666	6,648
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at June 30, 2006 and December 31, 2006; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value, 135,000,000 shares authorized at June 30, 2006 and December 31, 2005; 64,503,446 and 54,794,648 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	65	55
Additional paid-in capital	422,027	396,297
Accumulated other comprehensive loss	(584)	(189)
Deferred compensation	(35)	(2,218)
Initial capital deficit of consolidated variable interest entity, net	(4,839)	(6,856)
Accumulated deficit	(337,728)	(311,656)
Treasury stock, at cost, 505,830 shares at June 30, 2006 and December 31, 2005	(938)	(938)

Total stockholders’ equity	77,968	74,495

Total liabilities and stockholders’ equity	$106,862	$98,081

See accompanying notes.

NANOGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product sales	$4,016	$1,078	$6,138	$2,288
License fees	1,814	1,623	3,628	3,323
Contracts and grants	481	434	897	700

Total revenues	6,311	3,135	10,663	6,311
Costs and expenses (1):
Cost of product sales	4,023	1,128	6,262	2,274
Research and development	6,552	5,160	12,812	10,072
Selling, general and administrative	8,928	6,410	16,297	12,377
Amortization of purchased intangible assets	730	392	1,290	785

Total costs and expenses	20,233	13,090	36,661	25,508

Loss from operations	(13,922)	(9,955)	(25,998)	(19,197)
Other income (expense):
Interest income, net	98	309	278	488
Other expense	(300)	(22)	(397)	(110)
Warrant valuation adjustment	88	(44)	63	837
Gain (loss) on foreign currency translation	(15)	(9)	(18)	4

Total other income (loss)	(129)	234	(74)	1,219

Net loss	$(14,051)	$(9,721)	$(26,072)	$(17,978)

Net loss per share—basic and diluted	$(0.23)	$(0.20)	$(0.50)	$(0.38)

Number of shares used in computing net loss per share—basic and diluted	61,477	47,783	51,917	47,778

(1)    The effect of share based payments and the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (123R) on loss from operations is as follows:

Cost of product sales	$73	$—	$135	$—
Research and development	478	—	878	—
Selling, general and administrative	1,029	313	2,013	612
Amortization of purchased intangible assets	—	—	—	—

Total stock-based compensation expense	$1,580	$313	$3,026	$612

See accompanying notes.

NANOGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net loss	$(26,072)	$(17,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,073	2,901
Other non-cash charges	68	(177)
Loss on disposal of fixed assets	340	31
Accretion related to short-term investments	76	178
Foreign currency transactions loss	(18)	—
Stock-based compensation expense	3,026	612
Warrant valuation adjustment	(63)	(837)
Increase (decreases) in cash caused by changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables, net	(2,457)	(205)
Inventories, net	(629)	(879)
Other current and long-term assets	(55)	(508)
Accounts payable and accrued liabilities	(289)	(695)
Acquisition payable, secured by letter of credit	2,570	—
Deferred revenue and other long-term liabilities	141	22

Net cash used in operating activities	(20,289)	(17,535)

Investing activities:
Purchase of short-term investments	(18,197)	(22,566)
Proceeds from sale and maturities of short-term investments	31,339	46,005
Acquisition of businesses	(5,812)	(1,681)
Purchase of equipment	(814)	(927)

Net cash provided by investing activities	6,516	20,831

Financing activities:
Principal payments on capital lease obligations	(404)	(546)
Proceeds received by variable interest entity from financing transactions	1,138	—
Issuance of common stock, net	15,052	198
Proceeds from long-term obligations	165	480

Net cash provided by financing activities	15,951	132

Effect of exchange rate changes	(479)	24

Net increase in cash and cash equivalents	1,699	3,452
Cash and cash equivalents at beginning of period	6,194	15,372

Cash and cash equivalents at end of period	$7,893	$18,824

See accompanying notes.

NANOGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of June 30, 2006, condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 are unaudited, but include all adjustments (consisting of normal recurring adjustments, except for the purchase of Spectral’s and Amplimedical’s assets which is discussed herein) which in the opinion of management are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. In addition, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment (revised 2004)” on January 1, 2006, as discussed in Note 1. The results of operations for the three and six months ended June 30, 2006 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Nanogen, Inc. Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.

Basis of Consolidation

Our consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries and other subsidiaries controlled by us. Effective July 1, 2003, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (“FIN”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, for Variable Interest Entities (VIEs) formed prior to February 1, 2003. In December 2003, the FASB issued FIN 46R, which revised FIN 46, in order to clarify the provisions of the original interpretation. Therefore, we have consolidated a material VIE of which we are the primary beneficiary beginning July 20, 2005 the date of our initial investment in the VIE. The liabilities recognized as a result of consolidating the VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against our general assets. All significant intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements, and the amounts of revenues and expenses reported during the period. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

In addition, the accompanying financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2006 we have approximately $18.6 million in cash and short-term investments compared to the use of approximately $20.3 million in cash in our operating activities in the six months ending June 30, 2006. We do not expect to generate positive cash flow in our operating activities and will rely on our access to capital financing to fund our on-going operations for, at least, the next twelve months. We have entered into an equity financing agreement that may provide up to $25.0 million in capital (see note 10). This agreement is subject to certain conditions and therefore, no assurance can be given that this financing will be realized or that we will be able to obtain additional financing in the future. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to raise additional capital.

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

We recognize revenue from the direct sale of molecular testing platforms to end users or distributors after we receive a purchase order, have shipped the instrument and title has passed to the customer (f.o.b. shipping point in the United States or Delivery Duty Paid at the customer’s site in Europe) and collection is reasonably assured. In transactions where a right-of-return exists, revenue is deferred until acceptance has occurred and the period for the right-of-return has lapsed. The cost of product sales related to a sold instrument are recorded in the period in which the corresponding revenue is recognized. Through June 30, 2006, we have not entered into any molecular testing platform sales transaction where rights-of-return exist.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we periodically assess certain of our long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates the carrying values of the assets may not be recovered. An impairment occurs when the undiscounted cash flows expected to be generated by an asset are less than its carrying amount. The loss is measured as the amount by which the asset’s carrying value exceeds its fair value, and is recorded as a reduction in the carrying value of the related asset and a charge to operating expense. We had no impairment losses in the three and six months ended June 30, 2006 and 2005.

Goodwill

We have elected to perform our analysis of goodwill during the fourth quarter this year. In addition, we will perform an analysis whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. No such events or changes were identified in the three and six months ended June 30, 2006.

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2006 (in thousands):

Balance as of December 31, 2005	$37,178
Acquisition of Spectral	1,513
Acquisition of Amplimedical	658
Adjustment to purchase price of Epoch	(271)

Balance as of June 30, 2006	$39,078

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

At June 30, 2006, the excess of carrying cost over the fair value of our short-term investments that are below carrying cost is immaterial, considered to be temporary and we have the ability to hold the investments to their value is recovered.

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

As of January 1, 2006, we adopted SFAS No. 123R “Share-based Payment” (123R) using the modified prospective method of recognition of compensation expense related to share-based payments. Our unaudited condensed consolidated statement of operations for the three months and six months ended

June 30, 2006 reflects the impact of adopting SFAS No. 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

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

Prior to the adoption of SFAS No. 123R, we were required to account for cash retained as a result of tax deductions relating to stock-based compensation to be presented in operating cash flows, along with other tax cash flows, if any, in accordance with the provisions of the EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R supersedes EITF 00-15, amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. On November 10, 2005 the FASB issued Staff Position No. SFAS No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS No. 123R-3”). We elected to adopt the alternative transition method provided in SFAS No. 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and unaudited condensed consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at our adoption of SFAS No. 123R. In addition, in accordance with SFAS No. 123R, SFAS No. 109, Accounting for Income Taxes, and EITF Topic D- 32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations” due to the uncertainty related to our realization of any tax assets net of liabilities we generate from our operations we have a full valuation allowance against all of our net tax assets and we have not recognized excess income tax benefits from stock option exercises in additional paid-in capital during the three and six months ended June 30, 2006.

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

The table below illustrates the effect of the transition from intrinsic value method to the fair value method of accounting for share based grants as prescribed by SFAS No. 123R had on our statement of operations (in thousands, except per share amounts):

	Three months ended June 30, 2006			Six months ended June 30, 2006
	Using Previous Accounting	123R Adjustments	As Reported	Using Previous Accounting	123R Adjustments	As Reported
Cost of product sales	$3,895	$128	$4,023	$6,074	$188	$6,262
Research and development	6,234	318	6,552	12,214	598	12,812
Selling general and administrative	8,258	670	8,928	14,901	1,396	16,297
Amortization of purchased intangible assets	730	—	730	1,290	—	1,290

Total cost and expenses	$19,117	$1,116	$20,233	$34,479	$2,182	$36,661

Net loss	$(12,935)	$(1,116)	$(14,051)	$(23,890)	$(2,182)	$(26,072)

Basic and diluted earning per share:	$(0.21)	$(0.02)	$(0.23)	$(0.46)	$(0.04)	$(0.50)

Valuation Assumptions for share based payments

Approximately 348,000 stock options were granted during the six months ended June 30, 2006. The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes option-pricing model, using the following assumptions which are based on type of option award and stratified by employee classification:

Example use	Vesting period	Expected life in years	Risk Free Interest Rate	Volatility	Dividend Yield	Pre-vesting cancellation rate
New hires	Four year vesting period with a one year cliff, thereafter monthly vesting	4.9 –5.4	4.4%	94.5%	0%	14.8%
Retention grants	Two year vest period with a six month cliff, thereafter monthly vesting	4.7 -5.4	4.4%	94.5%	0%	7.4%
Biennial award	Four year vest period with monthly vesting	5.4 –6.2	4.4%	94.5% - 103.45%	0%	—

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

The weighted average estimated fair values of stock options granted during the three and six months ended June 30, 2006 was $1.59 and $2.03.

Pro Forma Information under SFAS No. 123 before January 1, 2006

In the three and six months ended June 30, 2005, as permitted by SFAS No. 123R, we elected to apply the intrinsic value-based methodology, under Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the stock options and ESPP compensation granted to our employees. We issued stock options to our employees at an exercise price equal to the fair market value of our stock; therefore, the stock options had no intrinsic value upon grant and no compensation expense was recorded. In addition, we were not required to record compensation expense related to our ESPP plan. If we had elected to adopt the fair value methodology in SFAS No. 123, the pro forma net loss and net loss per common share would have been (in thousands):

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(unaudited)	(unaudited)
Net loss:
As reported	$(9,721)	$(17,978)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	313	612
Deduct: Total stock based employee compensation expense determined under Black-Scholes method for all awards, net of related tax effects	(1,382)	(2,823)

Pro forma	$(10,790)	$(20,189)

Basic and diluted loss per share:
Basic and diluted loss per common share:
As reported	$(0.20)	$(0.38)

Pro forma	$(0.23)	$(0.42)

The pro forma effects of estimated share-based compensation on net loss and loss per common share for the three and six months ended June 30, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Expected term	5 years	5 years
Interest rate	4.0%	4.0%
Volatility	80%	69%
Dividends	—	—

The weighted average estimated fair values of stock options granted during the three and six months ended June 30, 2005 was $3.48 and $4.54 per share, respectively.

Recent accounting pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments,” (SFAS 155) which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS 140). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal year beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We do not believe that the adoption of this statement will have a material impact on its financial condition, consolidated results of operations or cash flows.

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

2. Purchase of Assets

Spectral Diagnostics Inc.

On February 6, 2006, we completed the acquisition of the rapid cardiac immunoassay test business from Spectral Diagnostics Inc. (“Spectral”) for CDN $5.6 million in cash or approximately $4.8 million and 975,193 shares of our common stock with a fair value of approximately $2.9 million. Based in Toronto, Canada, the rapid cardiac immunoassay test business includes a portfolio of point-of-care tests such as the Cardiac STATus® and Decision Point™ product lines, the i-Lynx™ reader, related intellectual property and manufacturing capabilities. This acquisition provided us a fully integrated point-of-care group with resources and capabilities in manufacturing, and sales and marketing with a worldwide distribution network to compete in the point-of-care market. These factors were among those that contributed to a purchase price resulting in the preliminary allocation of $1.5 million in goodwill. Goodwill represents the excess purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.

To determine the value of the 975,193 shares of common stock provided to Spectral we used the prescribed methodology in EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”. This accounting standard requires that we use the quoted market price a few days before and after the number of shares to be exchanged in the acquisition is agreed to and announced. We agreed to and announced this acquisition on February 7, 2006. Therefore, we used the average quoted closing price of our common stock from January 31 through February 6 to value these shares at $2.98 per common share. In addition, because we were unable to register these issued shares with the Securities and Exchange Commission within fifteen days of the closing of the acquisition, we triggered a cash settlement provision in the purchase agreement. Therefore, we were required to provide Spectral a cash settlement for the difference between their realized sales price of the common stock above $2.26 and below $3.01 per share. On April 3, 2006, Spectral sold our common stock at an average price of $2.80 and under the cash settlement provision we are required to pay them $210,000 in cash which was offset by certain agreed upon closing settlements. The results of operations of Spectral have been included in the accompanying consolidated financial statements from the date of acquisition on February 6, 2006. The preliminary purchase price of the acquisition has been recorded as follows (in thousands):

Nanogen common stock exchanged	$2,906
Cash payment	4,755
Direct transaction costs	1,119

Total purchase price	$8,780

The preliminary allocation of the above purchase price is as follows (in thousands):

Accounts Receivable	$230
Inventory	1,194
Fixed assets	596

Tangible assets acquired	2,020
Intangible assets
Completed technology	4,143
Distributor relationships	810
Trade name	270
Backlog	24
Goodwill	1,513

Total assets acquired	8,780
Liabilities assumed	—

Net assets acquired	$8,780

We used a third party valuation specialist to assist us in performing a preliminary purchase price allocation analysis of our purchased intangibles and potential IPR&D and we reviewed their assumptions and calculations for reasonableness. We used valuation techniques comparable with others in the high technology industry. We evaluated the technology at Spectral in accordance with FASB Interpretation No. 4 “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” and determined there was no IPR&D.

In addition, as part of the acquisition, we acquired a commitment to lease Spectral’s manufacturing and administrative facilities through February 2007 for approximately $308,000 with an option to extend the lease until July 2007. We believe this approximates current market lease rates for comparable properties.

Amplimedical, S.p.A.

Effective May 1, 2006, we completed the acquisition of the diagnostics division of Amplimedical S.p.A. (“Amplimedical”), which is a manufacturer of molecular diagnostic products based in Italy, for €8.1 million, consisting of €2.0 million or approximately $2.5 million for the issuance of a letter of credit, securitized by restricted cash and €6.1 million or approximately $7.5 million in a promissory note issued by us. The promissory note was convertible into shares of our common stock. On June 30, 2006 we paid the promissory note in full by issuing Amplimedical 2,886,935 shares of our common stock at a conversion price of $2.63 per share and incurred no interest charges. Under our asset purchase agreement we had the option to pay the promissory note with cash at a 10% discount through June 30, 2006. As such, we reduced the fair value of the promissory note by 10% when we calculated the purchase price. Based in Italy, Amplimedical has been active in the European and other markets since the early 1990s with its molecular diagnostic reagents. Nanogen and Amplimedical have shared a business relationship for approximately five years, during which time Amplimedical has been a distributor of Nanogen’s NanoChip® Molecular Biology Workstation and NanoChip® 400 instrument systems in Italy. We believe this acquisition will allow our molecular diagnostics business to further expand in Europe by providing additional resources and scale. These factors were among those that contributed to a purchase price resulting in the preliminary allocation of $658,000 in goodwill. Goodwill represents the excess purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.

The results of operations of Amplimedical have been included in the accompanying consolidated financial statements from the date of acquisition on May 1, 2006. The preliminary purchase price of the acquisition has been recorded as follows (in thousands):

Promissory note (converted to Nanogen common stock effective June 30, 2006)	$6,939
Issuance of a letter of credit	2,570
Direct transaction costs	881

Total purchase price	$10,390

The preliminary allocation of the above purchase price is as follows (in thousands):

Cash	$63
Inventory	1,441
Fixed assets	2,718
Other assets	509

Tangible assets acquired	4,731
Intangible assets
Completed technology	3,374
Distributor and customer relationships	2,161
Trade name	354
Goodwill	658

Total assets acquired	11,278
Liabilities assumed	(888)

Net assets acquired	$10,390

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

In addition, as part of the acquisition, we acquired a commitment to lease Amplimedical’s manufacturing and administrative facilities through December 2006 for approximately $42,000. We believe this approximates current market lease rates for comparable properties.

Pro forma information

The following unaudited pro forma information assumes the acquisition of Spectral and Amplimedical occurred on January 1, 2006. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition occurred on January 1, 2006, or of future results of operations. The unaudited pro forma results for the three and six month period ending June 30, 2006 are as follows (in thousands):

	Three months ended June 30, 2006	Six months ended June 30, 2006
Revenues	$7,062	$14,127
Net loss	$(14,131)	$(26,454)
Net loss per share – basic and diluted	$(0.22)	$(0.48)

3. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires us to report, in addition to net loss, comprehensive loss and its components. A summary is as follows (in thousands):

	Three months ended March 31,		Six months ended June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Comprehensive loss:
Net unrealized gain / (loss) on short-term investments and other investments	$52	$21	$84	$35
Foreign currency translation adjustment	(322)	(2)	(479)	24
Net loss	(14,051)	(9,721)	(26,072)	(17,978)

Comprehensive loss	$(14,321)	$(9,702)	$(26,467)	$(17,919)

4. Common Stock Warrant Liability

As a result of our December 2004 acquisition of Epoch, we assumed warrants for 381,317 shares of our common stock. The warrants have an exercise price of $8.32 per share and expire in early 2009. The warrants have a provision that allows them to be redeemed for cash based on the Black-Scholes formula under certain circumstances if there is a change of control of Nanogen. However, the volatility variable in the Black-Scholes formula is limited to the lesser of 50% or our actual historical volatility and we used U.S. Treasury Bond rates with terms similar to the expected term to determine the interest rate. Using the methodology prescribed in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” we recorded a current liability for the fair value of the cash redemption feature of the warrants. The valuation of the warrants and the corresponding liability is re-measured quarterly, in accordance with the terms of the warrant, until the warrants are exercised or expire.

The assumptions used in the Black-Scholes pricing model were:

	June 30, 2006	December 31, 2005
Common stock price	$1.90	$2.61
Expected term	2.7 years	3.2 years
Interest rate	5.2%	4.5%
Volatility	50%	50%
Dividends	—	—
Calculated cash redemption value of the warrants	$22,000	$86,000

The non-cash gains and losses in the three and six months ended June 30, 2006 and 2005 were a result of changes in the fair value of the warrants as calculated by the Black-Scholes pricing model.

5. Commitments and Contingencies

Long-term debt obligations

In March 2005, we extended our $2.0 million December 2003 equipment funding agreement to provide financing for equipment purchases through March 2006 (“first equipment funding agreement”). In June 2006, we entered into another equipment funding agreement for up to approximately $2.3 million through December 31, 2007 (“second equipment funding agreement”).

In March 2006, we issued a promissory note under the first equipment funding agreement in an aggregate principal amount of approximately $70,000. This note is secured by equipment with a cost of $70,000. This note bears interest at 11.48% per annum with principal and interest due in monthly payments of approximately $2,300 for 36 months.

In June 2006, we issued a promissory note under the second equipment funding agreement in an aggregate principal amount of approximately $96,000. This note is secured by equipment with a cost of $96,000. This note bears interest at 11.20% per annum with principal and interest due in monthly payments of approximately $3,100 for 36 months.

As of June 30, 2006, the future contractual principal payments on all of our promissory notes are as follows (in thousands):

For the years ended December 31,
2006 (six months)	$328
2007	525
2008	227
2009	22

Total	$1,102

The interest expense for the three and six months ended June 30, 2006 was $29,000 and $60,000, respectively.

Purchase Commitment

In June 2003, we committed to a manufacturing agreement with Hitachi, Ltd. (“Hitachi”) that requires us to provide annual purchase commitments to Hitachi for the second-generation workstation, the NanoChip® 400. As of June 30, 2006, we had commitments to purchase $1.6 million of the NanoChip® 400 instruments from Hitachi through December 2006.

Restricted Cash

We have pledged under a security agreement long-term certificates of deposit and a letter of credit, in lieu of cash deposits, to secure operating lease obligations and certain commitments under our purchase agreement with Amplimedical that are reflected as restricted cash in the accompanying condensed consolidated balance sheet. We had approximately $4.1 million and $1.8 million in long-term certificates of deposit and letters of credit at June 30, 2006 and December 31, 2005, respectively.

Jurilab

In May 2006, we entered into a collaboration agreement with Jurilab LTD (“Jurilab”), where Jurilab would identify and validate new prognostic markers for Type II diabetes with certain milestone payments of up to €950,000 or approximately $1.2 million. In May 2006, we paid Jurilab €200,000 or $386,000 for the completion of the first milestone.

General litigation

We may be subject to potential liabilities under various claims and legal actions that may be asserted. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions, and some may be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities and as of June 30, 2006 we have no significant accrual for any pending claims. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to us. Although the amount of liability at June 30, 2006, with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial position, results of operation or cash flows.

6. Variable Interest Entity

In a series of investments from July 2005 through June 2006, we invested approximately $3.3 million to purchase 29.7% of the outstanding stock of Jurilab. In addition, we have the option to purchase the entire company at not-to-exceed prices through December 31, 2007. By investing in Jurilab, a development stage research and development company, we gained access to technologies related to certain gene markers. Based on our analysis of the investment agreement, we are the primary beneficiary under FIN 46R “Consolidation of Variable Interest Entities.” We are the primary beneficiary because our equity investment at risk is not sufficient to permit Jurilab to finance its activities without additional support, we have the direct ability through control of Jurilab’s Board of Directors to make decisions about the entity’s activities and our equity interest is not proportional to the losses we will take from the research and development expenses. In addition substantially all of the entity’s activities are conducted on our behalf despite our disproportionate ownership percentage. Jurilab’s creditors have no recourse against us and our maximum exposure to loss is the extent of our $3.3 million investment in the entity. Conversely, assets recognized as a result of consolidating Jurilab do not represent additional assets that could be used to satisfy claims against our general assets.

Included in our condensed consolidated balance sheet at June 30, 2006 and December 31, 2005 were the net liabilities (in thousands) of Jurilab:

	June 30, 2006	December 31, 2005
	(Unaudited)	(Unaudited)
Cash	$359	$77
Restricted cash	126	355
Other assets	1,042	719
Debt obligations	(6,366)	(7,245)
Other long-term liabilities	(1,501)	(1,018)

Net liabilities	$(6,340)	$(7,112)

Included in our condensed consolidated statement of operations were the following results of Jurilab’s operations (in thousands):

	Three months ended,		Six months ended,
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$12	—	$16	—
Cost of product sales	(7)	—	(66)	—
Research and development expense	(1,592)	—	(2,560)	—
Other expenses	(94)	—	(144)	—

Net loss	$(1,681)	—	$(2,754)	—

7. Financial Statement Details

Receivables

Receivables are comprised of the following (in thousands) as of:

	June 30, 2006	December 31, 2005
	(Unaudited)
Product	$3,869	$1,119
License fees	1,056	1,034
Contract and grant	48	58

	4,973	2,211
Allowance for doubtful accounts	(145)	(70)

	$4,828	$2,141

Inventories

Inventories include the cost of material, labor and overhead, and are stated at the lower of average cost, determined on the first-in, first-out method, or market. We periodically evaluate our on-hand inventories and make appropriate provisions for any inventories deemed excess or obsolete.

Inventories consist of the following (in thousands) as of:

	June 30, 2006	December 31, 2005
	(Unaudited)
Raw materials	$4,196	$3,168
Work in process (materials, labor and overhead)	2,873	2,233
Finished goods (materials, labor and overhead)	5,074	3,704

	12,143	9,105
Reserve for excess and obsolescence	(5,208)	(5,381)

	$6,935	$3,724

Property and Equipment

Property and equipment consist of the following (in thousands) as of:

	Estimated Useful Life (years)	June 30, 2006	December 31, 2005
		(Unaudited)
Scientific equipment	5	$10,935	$10,998
Office furniture and equipment	3 – 5	4,783	4,530
Manufacturing equipment	5	4,193	1,240
Leasehold improvements	(lesser of lease term or life of improvements)	7,340	7,336

		27,251	24,104
Less accumulated depreciation and amortization		(17,461)	(16,514)

		$9,790	$7,590

For the three and six months ended June 30, 2006, depreciation and amortization expense related to property and equipment totaled $1,640,000 and $692,000, respectively. For the three and six months ended June 30, 2005, depreciation and amortization expense related to property and equipment totaled $565,000 and $1,257,000, respectively.

Acquired Technology Rights

Acquired technology rights consist of the following (in thousands) as of:

		June 30, 2006		December 31, 2005
	Life	Gross Carrying Amount	Accumulated amortization	Gross Carrying Amount	Accumulated amortization
		(Unaudited)
Trade names and other intangible assets	Less than 1 – 8 years	$530	$(40)	$—	$—
In-licensed technology rights	3 – 10 years	6,024	(5,562)	6,033	(5,463)
Customer contracts acquired	7 years	4,181	(438)	1,210	(173)
Completed technology acquired	3 – 10 years	17,039	(2,427)	9,395	(1,398)

Total acquired technology rights		$27,774	$(8,467)	$16,638	$(7,034)

Intangible assets not subject to amortization:
Trademarks & trade names		$294		$294

The amortization expense of intangibles for the three and six months ended June 30, 2006 was $608,000 and $1.4 million, respectively. The amortization expense of intangibles for the three and six months ended June 30, 2005 was $565,000 and $1.3 million, respectively.

Estimated amortization of intangibles (in thousands) for the years ended:

2006 (six months)	$1,758
2007	3,415
2008	3,231
2009	3,105
2010	2,626
2011	2,482
Thereafter	2,690

$19,307

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following (in thousands) as of:

	June 30, 2006	December 31, 2005
	(Unaudited)
Trade accounts payable	$3,796	$1,262
Accrued compensation and benefits	1,976	1,418
Other	4,717	5,048

	$10,489	$7,728

Other long-term liabilities

Other long-term liabilities are comprised of the following (in thousands) as of:

	June 30, 2006	December 31, 2005
	(Unaudited)
Hitachi payable	$4,852	$4,854
Jurilab’s long-term liabilities	1,501	1,018
Deferred rent	790	776
Other	523	—

	$7,666	$6,648

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

As of June 30, 2006, the cumulative amount of shares initially reserved, or subsequently approved by stockholders, for all option plans totaled approximately 16.1 million. Of this amount, outstanding stock options and restricted stock totaled approximately 7.9 million, and approximately 3.0 million were available for future grants.

Active Equity Incentive Plans (Containing Shares Available for Grant)

In August 1997, the Board of Directors adopted the 1997 Plan, under which, as amended, 11.9 million shares were reserved for issuance. Of this amount, outstanding stock options and restricted stock totaled approximately 6.3 million, and approximately 1.7 million were available for future grants. As part of the acquisition of Epoch Biosciences (“Epoch”) on December 16, 2004, we assumed the 2003 Plan. The 2003 Plan had approximately 1.7 million shares reserved for issuance. Of this amount, outstanding stock options totaled approximately 819,000 and approximately 876,000 were available for future grants. In addition, the 2003 Plan has an evergreen provision that provides for annual increases in the number of shares available for issuance annually on January 1. This increase is based on a percentage of fully diluted outstanding shares; however, it is limited to a maximum annual increase of approximately 350,500 shares. On January 1, 2006, based on Epoch’s 2003 Plan’s evergreen provision an additional 350,500 options for our common stock became available for grant.

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

Vesting period:	Example use:
Four year vesting period with a one year cliff, thereafter monthly vesting	New hires

Two year vest period with a six month cliff, thereafter monthly vesting	Retention grants

Four year vest period with monthly vesting	Biennial award

The following table summarizes all stock option activity in all plans through June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	7,229,344	$5.34
Granted	424,375	2.67
Exercised	(38,884)	1.33
Cancelled	(131,059)	6.61

Outstanding at June 30, 2006	7,483,776	$5.18	7.22	$53,000

In the six months ended June 30, 2006 the total intrinsic value of the stock options exercised was $104,000. In addition, we received $52,000 in cash from our employees for the exercise of these stock options and we recorded no related tax benefits.

The following table summarizes information about our stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$1.00 - $2.50	752,525	6.34	$1.85	655,410	$1.85
$2.54 - $3.57	1,796,606	7.72	$3.25	1,150,426	$3.40
$3.60 - $4.39	848,856	6.93	$4.05	560,429	$4.07
$4.40 - $5.04	1,915,856	8.27	$4.60	1,377,562	$4.64
$5.07 - $6.00	684,786	6.65	$5.61	524,588	$5.55
$6.02 - $7.34	838,568	7.40	$6.64	497,070	$6.67
$7.47 - $9.52	145,804	6.16	$8.16	111,706	$8.22
$9.63 - $15.51	360,733	4.60	$12.21	352,644	$12.23
$15.88 - $31.30	68,043	3.34	$21.06	68,043	$21.06
$32.00 - $41.86	71,999	1.59	$39.89	71,999	$39.89

	7,483,776	7.22	$5.18	5,369,877	$5.50

The following table provides the number of stock options outstanding with exercise prices less than or greater than our June 30, 2006 quoted stock price of $1.90 per share (number of shares in thousands):

	Exercisable		Unexercisable		Total
Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $1.90	260	$1.70	172	$1.64	432	$1.67
Greater than $1.90	7,224	$5.31	5,198	$5.63	12,422	$5.44

Total Outstanding	7,484	$5.18	5,370	$5.50	12,854	$5.32

Net stock options, after forfeitures and cancellations, granted during the six months ended June 30, 2006 represented 0.4% of outstanding shares as of June 30, 2006. Total stock options granted during the six months ended June 30, 2006 represented 0.7% of outstanding shares at June 30, 2006.

On the date we grant a stock option to an employee we use the Black-Scholes option-pricing model to determine its fair value. This option-pricing model is affected by a number of highly complex and subjective variables. Using the Black-Scholes option pricing model we estimate the fair value of our employee’s vested stock options is approximately $14.6 million as of June 30, 2006. At June 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $6.2 million, which is expected to be recognized over a weighted average period of 1.2 years. In the six months ended June 30, 2006, $68,000 in share-based compensation expense was capitalized as inventory overhead.

Restricted Stock Units

On July 29, 2005, we granted 402,250 restricted stock units to certain employees under the 1997 plan at a fair value of $4.40 per restricted stock unit. The restricted stock unit grants have a two year cliff vesting period and on July 29, 2007 these restricted stock units will become convertible into our common shares. In the six months ended June 30, 2006 this resulted in $437,000 in amortization of stock based compensation which is included in loss from operations. As of June 30, 2006, we had 399,750 non-vested restricted stock units outstanding with a weighted-average grant date fair value of $4.40 and an aggregated unrecognized compensation expense of $947,000. These restricted stock units will vest in July 2007. In the six months ended June 30, 2006, 2,500 restricted stock units were cancelled.

Employee Stock Purchase Plan

In 1997, the Board of Directors approved the Employ Stock Purchase Plan (ESPP), as amended, under which 1.1 million shares of common stock were authorized for issuance. The ESPP permits eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 15% of the employee’s base salary subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair value of the stock at either the beginning of the applicable “offering period” or the last day of the accumulation period. Each offering period is 24 months, with new offering periods commencing every six months, and an accumulation period is six months in duration. On June 30, 2006 we issued 90,462 shares under the ESPP plan and recognized approximately $87,000 in stock based compensation expense. At June 30, 2006, approximately 423,270 shares were reserved for future issuance.

9. Related Party Transaction

In June 2005, we signed a letter of agreement with FasTraQ, Inc. (“FasTraQ”) for the development of a certain future product. Our Chief Executive Officer and Chairman of the Board, Mr. Birndorf, is a director and an investor in FasTraQ. In October and December 2005, we amended this letter of agreement. As a result of this agreement and related amendments we made an initial non-refundable payment of $500,000 in 2005 to begin the initial development of this product. As of December 31, 2005, we expensed the initial $500,000. In February 2006, we converted this letter of agreement into two executed contracts, a Development and License Agreement and a Collaboration Agreement. In February 2006, we committed to provide FasTraQ an additional $500,000 in funding based on certain milestones. We paid FasTraQ $102,000 and $302,000, during the three and six months ending June 30, 2006, respectively and expensed this amount into research and development.

10. Stock Transactions

In March 2006, we sold approximately 5.7 million shares of our common stock to Fisher Scientific International, Inc. at a price of $2.65 per share, for net proceeds of approximately $15.0 million.

In May 2006, we filed a 462(b) registration statement with the Securities and Exchange Commission to increase our available funding under the June 2005 shelf registration statement by approximately $4.0 million and as a result of this filing we have $25.0 million in equity funding available.

In May 2006, we entered into an equity financing agreement (“agreement”) with a private investor, pursuant to which the private investor agrees to purchase, subject to certain limitations and closing conditions, up to $25 million of our common stock over the next eighteen months. The purchase will be made pursuant to the June 2005 shelf registration statement. During the eighteen month period, we may, from time to time and at our sole discretion, present the private investor with draw down notices to purchase our common stock at a price that is calculated pursuant to a pricing matrix over 10 consecutive trading days, or such other period mutually agreed upon by us and the private investor. We are able to present the investor with up to 24 draw down notices during the term of the agreement, with a minimum of five trading days required between each draw down period. Only one draw down is allowed in each draw down pricing period, unless otherwise mutually agreed upon by us and the private investor. Once presented with a draw down notice, the private investor is required to purchase a pro-rata portion of the shares on each trading day during the 10-day trading period on which the daily volume weighted average price for our common stock exceeds a threshold price for such draw down determined by us. The per share purchase price for these shares equals the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3.8% to 5.8%, based on our market capitalization. Each draw down will be settled on the second trading day following the last trading day of each pricing period. If the daily volume weighted average price of our common stock falls below the threshold price on any trading day during a draw down period, the agreement provides that the private investor will not be required to purchase the pro-rata portion of shares of common stock allocated to that day. However, at the private investor’s election, the private investor could buy the pro-rata portion of shares allocated to that day at the threshold price less the discount described above.

The agreement also provides that from time to time and at our sole discretion we may grant the private investor the right to exercise one or more call options to purchase additional shares of our common stock during each draw down pricing period for the amount that we specify. Upon the private investor’s exercise of the call option, we would sell to the private investor the shares of our common stock subject to the call option at a price equal to the greater of the daily volume weighted average price of our common stock on the day the private investor notifies us of its election to exercise its call option or the threshold price for the call option determined by us, less a discount ranging from approximately 3.8% to 5.8%, based on our market capitalization.

11. Subsequent Events

Issuance of shares under our equity financing agreement

On July 11, 2006, under our equity financing agreement with a private investor we issued 2,524,130 shares at an aggregate purchase price of $4.0 million or approximately $1.59 per share. We received net proceeds of approximately $3.9 million after deducting our estimated offering expenses.

Fisher development agreement

On August 3, 2006, we entered into research and development collaboration arrangements with Fisher Scientific International Inc., (Fisher Scientific) a related party, that owns approximately 5.7 million shares of our common stock, and Athena Diagnostic, a wholly-owned subsidiary of Fisher Scientific. We agreed to share certain technology and patent rights related to the development, manufacture and marketing of new molecular diagnostic products. Under these agreements, Fisher Scientific has the option to provide up to $10 million in 2007 and 2008 for the research and development of infectious disease and molecular diagnostic tests that will be mutually agreed upon. These arrangements are included in non-binding general agreements, thus the obligation of the parties are subject to further negotiation and final terms of definitive collaboration agreements.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide the reader a clear and straightforward understanding “through the eyes of management” of our operations and present business conditions. When used in this management discussion, the terms “Nanogen,” “Company,” “we,” “us,” or “our” mean Nanogen, Inc. and its subsidiaries. The MD&A is provided as a supplement to and should be read in conjunction with our annual report on Form 10-K, and our quarterly condensed consolidated financial statements and the accompanying notes. This overview summarizes information within the MD&A, which includes the following sections:

•	Summary — an executive summary of the significant business events that have occurred after January 1, 2006.

•	Our Business — a general description of our business, our technologies and the actions we have taken to develop our business to help the reader better understand our objectives, areas of focus, various strategic investments, relationships and agreements we have entered into after January 1, 2006.

•	Results of Operations — an analysis of our consolidated results of operations for the three months and six months ended June 30, 2006 and 2005, as presented in our condensed consolidated financial statements, to provide the reader information about trends and material changes in revenues and expenditures.

•	Liquidity and Capital Resources — an analysis of our cash flow statement and financial position to help the reader understand our current and anticipated capital resource requirements and our ability generate the liquidity required to support our current and planned operations.

•	Critical Accounting Policies and Estimates — an analysis of the judgmental accounting policies, estimates and assumptions we made while completing our condensed consolidated financial statements, to provide the reader an understanding of how these decisions materially effected the results of operations.

Summary:

The following significant business developments occurred after January 1, 2006:

•	In February, we completed the acquisition of the rapid cardiac immunoassay test business from Spectral Diagnostics (TSX: SDI) for CDN $5.6 million or U.S. $4.9 million in cash and 975,193 shares of our common stock with a fair value of approximately $2.9 million. The transaction expanded our portfolio of point-of-care diagnostics to include Spectral’s Cardiac STATus® and Decision Point™ product lines, the i-Lynx™ reader, related intellectual property and manufacturing capabilities. The i-Lynx™ reader is a unique hand-held reader designed to capture and analyze the results of the Cardiac STATus products. This acquisition provided us a fully integrated point-of-care group with resources and capabilities in manufacturing and sales and marketing with a worldwide distribution network to compete in the point-of-care market.

•	In March 2006, we received 510(k) clearance from the FDA to market our StatusFirst TM CHF NT-proBNP EDTA plasma test to aid in the diagnosis of individuals suspected of having congestive heart failure (CHF). This was our first 510(k) clearance and is considered a significant milestone toward the commercial launch of our CHF point-of-care test. We are currently considering various product launch alternatives for this product. In addition, we are continuing our development work on the StatusFirst CHF whole blood test, which would significantly expand the potential market and revenue generating capability of our CHF product.

•	In March 2006, we sold approximately 5.7 million shares of our common stock to Fisher Scientific International, Inc. at a price of $2.65 per share, for net proceeds of approximately $15.0 million.

•	On May 1, 2006 we completed the acquisition of the diagnostics division of Amplimedical S.P.A. (“Amplimedical”), which is a manufacturer of molecular diagnostic products, based in Italy, for €8.1 million consisting of €2.0 million in cash or approximately $2.5 million and €6.1 million or approximately $7.5 million in a promissory note that is convertible into our common stock. On June 30, 2006 we paid the promissory note in full by issuing Amplimedical 2,886,935 shares of our common stock at a $2.63 per share conversion price and incurred no interest charges. Based in Italy, Amplimedical has been active in the European and other markets since the early 1990s with its molecular diagnostic reagents. Nanogen and Amplimedical have shared a business relationship for approximately five years, during which time Amplimedical has been a distributor of Nanogen’s NanoChip® Molecular Biology Workstation and NanoChip® 400 instrument systems in Italy. We believe this acquisition will allow our molecular diagnostics business to further expand in Europe by providing additional resources and scale. Amplimedical’s portfolio of real-time molecular diagnostic test kits are all CE marked for in vitro diagnostics. Amplimedical’s diagnostic test kits also include multiplexed reagent kits, sold in Europe, such as the CE/IVD-marked set of reagents used to detect mutations in the GJB2 gene for the diagnosis of hereditary deafness and a research-use-only set of reagents to test for genetic causes of beta thalassemia, a type of inherited blood disorder that can cause anemia.

•	On August 3, 2006, we entered into research and development collaboration arrangements with Fisher Scientific International Inc., (Fisher Scientific) a related party, that owns approximately 5.7 million shares of our common stock, and Athena Diagnostic, a wholly-owned subsidiary of Fisher Scientific. We agreed to share certain technology and patent rights related to the development, manufacture and marketing of new molecular diagnostic products. Under these agreements, Fisher Scientific has the option to provide up to $10 million in 2007 and 2008 for the research and development of infectious disease and molecular diagnostic tests that will be mutually agreed upon. These arrangements are included in non-binding general agreements, thus the obligation of the parties are subject to further negotiation and final terms of definitive collaboration agreements.

•	On June 30, 2006, we had approximately $18.6 million in cash and short-term investments and we used approximately $20.3 million in cash in our operating activities in the six months ended June 30, 2006. We are dependent on capital financing or other non dilutive sources of funding to support on going operations through June 30, 2007, because our cash and short-term investments balances are not sufficient to fund our working capital requirements during this timeframe, until we generate significant revenues from our product offerings and/or begin generating a return on our intellectual property. We have entered into an equity financing agreement that may provide us access of up to $25.0 million in capital (see note 10), however, no assurance can be given that we will be able to obtain this financing or other sources of financing when and as needed in the future. The $25.0 million agreement contains certain provision (related to our stock price and potential material adverse events) that will relieve the financing party of any obligations to purchase our stock. Without access to this or other financing, on terms acceptable to us, we will have to cease or curtail significant operations and product development that will materially alter our current business strategy. Under this equity financing agreement on July 11, 2006 we issued 2,524,130 shares at an aggregate purchase price of $4,000,000 or approximately $1.59 per share. We have approximately $21.0 million available under this equity financing agreement after this transaction.

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

Technology

Our diagnostic technologies focus on the identification of the nucleic acid sequences, gene variations and gene expressions associated with both genetic conditions and infectious diseases. We believe that our research will contribute to a new healthcare paradigm where disease is diagnosed and understood at the molecular level. We believe that this will lead to the introduction of new therapies, targeted therapeutics and an abundance of new screening tests that will, in turn, shift the focus of medicine to be increasingly proactive as well as being increasingly specific to the individual patient. Our tests will provide doctors with the information they require to tailor specific therapies to the individual patient. Therefore, we have developed a variety of diagnostic tools for both the relatively simple and complex testing required to render disease-specific molecular information accessible to researchers and clinicians.

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

For our customers that need to develop or perform more complex testing than is available with real-time instruments, we have developed the second generation NanoChip®400 system and the Molecular Biology Workstation. These systems are based on our proprietary molecular detection technology that allows testing for multiple gene markers or mutations on one test site. Using our open system architecture, researchers and clinical laboratories can readily develop assays to test multiple genetic mutations for multiple patient samples and to perform them on an automated system.

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

In addition, in May 2006 we acquired Amplimedical’s portfolio of real-time molecular diagnostic test kits which are all CE marked for in vitro diagnostics use. We also acquired diagnostic test kits include multiplexed reagent kits that are sold in Europe, including a CE/IVD-marked set of reagents to detect mutations in the GJB2 gene for the diagnosis of hereditary deafness and a research-use-only set of reagents to test for genetic causes of beta thalassemia, a type of inherited blood disorder that can cause anemia.

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

The table below illustrates the remaining quarter minimum payments under this agreement (in thousands):

For the calendar quarter ending:	Quarterly minimum royality
September 30, 2006	$950
December 31, 2006	950

Total	$1,900

Acquisitions, investments and goodwill: Developments

We will selectively seek to acquire or invest in companies with complementary products and strong intellectual property positions to allow us to penetrate emerging markets. We anticipate using a combination of cash and common stock to purchase future companies or assets.

Spectral Diagnostics Inc. asset purchase

On February 6, 2006, we completed the acquisition of the rapid cardiac immunoassay test business from Spectral Diagnostics Inc. (“Spectral”) for CDN $5.6 million in cash or approximately $4.8 million and 975,193 shares of our common stock with a fair value of approximately $2.9 million.

Based in Toronto, Canada, the rapid cardiac immunoassay test business includes a portfolio of point-of-care tests such as the Cardiac STATus® and Decision Point™ product lines, the i-Lynx™ reader, related intellectual property and manufacturing capabilities. This acquisition provided us a fully integrated point-of-care group with resources and capabilities in manufacturing, and sales and marketing with a worldwide distribution network to compete in the point-of-care market. These factors were among those that contributed to a purchase price resulting in the preliminary allocation of $1.5 million in goodwill.

We used a third party to assist us in performing a preliminary valuation analysis of our purchased intangibles and potential IPR&D and we reviewed their assumptions, calculations and conclusions for reasonableness. We used valuation techniques comparable with others in the high technology industry and determined that we had no IPR&D and we acquired the following purchased intangible assets (in thousands):

Intangible assets
Completed technology	$4,143
Distributor relationships	810
Trade name	270
Backlog	24

Total purchased intangibles	$5,247

In addition, as part of the acquisition, we acquired a commitment to lease Spectral’s manufacturing and administrative facilities through February 2007 for approximately $308,000 with an option to extend the lease until July 2007. We believe this approximates current market lease rates for comparable properties.

Amplimedical

On May 1, 2006, or the effective date, we completed the acquisition of the diagnostics division of Amplimedical S.p.A. (“Amplimedical”), which is a manufacturer of molecular diagnostic products based in Italy, for €8.1 million, consisting of €2.0 million or approximately $2.5 million for the issuance of a letter of credit, securitized by restricted cash and €6.1 million or approximately $7.5 million in a promissory note issued by us. The promissory note was convertible into shares of our common stock. On June 30, 2006 we paid the promissory note in full by issuing Amplimedical 2,886,935 shares of our common stock at a conversion price up $2.63 per share and incurred no interest charges. Under our asset purchase agreement we had the option to pay the promissory note with cash at a 10% discount through June 30, 2006. As such, we reduced the fair value of the promissory note by 10% when we calculated the purchase price. These factors were among those that contributed to a purchase price resulting in the preliminary allocation of $658,000 in goodwill.

Based in Italy, Amplimedical has been active in the European and other markets since the early 1990s with its molecular diagnostic reagents. Nanogen and Amplimedical have shared a strong business relationship for approximately five years, during which time Amplimedical has been a distributor of Nanogen’s NanoChip® Molecular Biology Workstation and NanoChip® 400 instrument systems in Italy. We believe this acquisition will allow our molecular diagnostics business to further expand in Europe by providing additional resources and scale. Amplimedical’s portfolio of real-time molecular diagnostic test kits are all CE marked for in vitro diagnostics. Amplimedical’s diagnostic test kits also include multiplexed reagent kits, sold in Europe, such as the CE/IVD-marked set of reagents used to detect mutations in the GJB2 gene for the diagnosis of hereditary deafness and a research-use-only set of reagents to test for genetic causes of beta thalassemia, a type of inherited blood disorder that can cause anemia.

We used a third party to assist us in performing a preliminary valuation analysis of our purchased intangibles and potential IPR&D and we reviewed their assumptions, calculations and conclusions for reasonableness. We used valuation techniques comparable with others in the high technology industry and determined that we had no IPR&D and we acquired the following purchased intangible assets (in thousands):

Intangible assets
Completed technology	$3,374
Distributor and customer relationships	2,161
Trade name	354

Total purchased intangibles	$5,889

Once we receive a final third party purchase price allocation the preliminary allocation may need to be adjusted. The related impact to amortization expense, if any, will be adjusted prospective basis.

In addition, as part of the acquisition, we acquired a commitment to lease Amplimedical’s manufacturing and administrative facilities through December 2006 for approximately $42,000. We believe this approximates current market lease rates for comparable properties.

Jurilab, LTD investment

In a series of investments from July 2005 through June 2006, we invested approximately $3.3 million to purchase 29.7% of the outstanding stock of Jurilab LTD (“Jurilab”). In addition, we have the option to purchase the entire company at not-to-exceed prices through December 31, 2007. In addition, we have the option to purchase the entire company (in cash or stock) at not-to-exceed prices through December 31, 2007. By investing in Jurilab, a development stage research and development company, we gained access to technologies related to certain gene markers. We believe that this investment strategy is an effective use of our cash because it provides us approximately two years to evaluate Jurilab’s technology for potential commercialization and integration into our product lines before we commit to purchasing the entity.

Based on our analysis of the Jurilab investment agreement, we are considered the primary beneficiary under FIN 46R “Consolidation of Variable Interest Entities.” We are the primary beneficiary because Jurilab’s equity investment at risk is not sufficient to permit Jurilab to finance its activities without additional support, we have the direct ability through the Board of Directors to make decisions about their activities, and our equity interest is not proportional to the losses we will take from the research and development expenses. In addition, substantially all of Jurilab’s activities are conducted on our behalf despite our disproportionate ownership percentage. Therefore, we have consolidated Jurilab’s operations into our financial results; however, their creditors have no recourse against us and our maximum exposure to loss is the $3.3 million we have invested in the entity. Conversely, assets recognized as a result of consolidating do not represent additional assets that could be used to satisfy claims against our general assets.

Included in our consolidated balance sheet at June 30, 2006 were the net liabilities (in thousands) of Jurilab:

	June 30, 2006	December 31, 2005
	(Unaudited)	(Unaudited)
Cash	$359	$77
Restricted cash	126	355
Other assets	1,042	719
Debt obligations	(6,366)	(7,245)
Other long-term liabilities	(1,501)	(1,018)

Net liabilities	$(6,340)	$(7,112)

Consolidation of Jurilab’s results of operations included the following:

	Three months ended,		Six months ended,
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$12	—	$16	—
Cost of product sales	(7)	—	(66)	—
Research and development expense	(1,592)	—	(2,560)	—
Other income	(94)	—	(144)	—

Net loss	$(1,681)	—	$(2,754)	—

In May 2006, we entered into a collaboration agreement with Jurilab, where Jurilab would identify and validate new prognostic markers for Type II diabetes with certain milestone payments of up to €950,000 or approximately $1.2 million. In May 2006, we paid Jurilab €200,000 or $386,000 for the completion of the first milestone.

Pharmacogenetics Diagnostic Laboratory, LLC

In July 2005, we invested $400,000 in Pharmacogenetics Diagnostic Laboratory, LLC (“PGx”), a development stage research and development company, to provide us access to certain technologies related to pharmacogenetics. We may increase our investment to an aggregate amount of approximately $500,000 if PGx reaches certain agreed upon milestones. We conducted a sensitivity analysis that considered both the qualitative and quantitative factors of our initial and potential additional investments in PGx to consider if we should consolidate PGx as a VIE under FIN 46. We did not consider PGx a VIE because we believe PGx has and will continue to obtain additional and operating funding from other third parties. Moreover, even if PGx were a VIE, its creditors have no recourse against us and our maximum exposure to PGx’s losses is the extent of our investment. Therefore, we will continue to expense PGx’s net losses to research and development. Once our investment, which is carried as other long-term assets, is reduced to zero, we will stop recording the results of operations of PGx in our financials. We believe this appropriately reflects the substance of this transaction, which is to fund research and development. For the three months and six months ended June 30, 2006 we have expensed $30,000 and $68,000 of PGx’s net losses into research and development.

FasTraQ, Inc.

In June 2005, we signed a letter of agreement with FasTraQ, Inc. (“FasTraQ”) for the development of a certain future product. Our Chief Executive Officer and Chairman of the Board, Mr. Birndorf, is a director and an investor in FasTraQ. In October and December 2005 we amended this letter of agreement. As a result of this agreement and related amendments we made an initial non-refundable payment of $500,000 in 2005 to begin the initial development of this product. As of December 31, 2005 we expensed the initial $500,000. In February 2006, we converted this letter of agreement into two executed contracts, a Development and License Agreement and a Collaboration Agreement. In February 2006, we committed to provide FasTraQ an additional $500,000 in funding based on certain milestones. As of June 30, 2006, we paid FasTraQ $302,000 and expensed this amount into research and development.

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

Stock options. We periodically issue stock options to our employees that are designed to reward employees for their long-term contributions to us and to provide incentive for them to remain an employee. We believe that such awards better align the interests of our employees with those of our shareholders. Prior to our adoption of SFAS No. 123R, we elected to account for the issuance of stock options to employees using the “intrinsic value-based” methodology as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation” and its related interpretations. Under this methodology, if the stock option we issued to an employee was equal to the quoted market price of our common stock, on the date of grant, we did not record any compensation expense. If the exercise price of the stock option we issued to an employee was below the quoted market price of our common stock, the difference between the market price and exercise price was recorded as deferred compensation in the balance sheet. The compensation expense was then recorded on a straight-line basis over the stock option’s vesting period. To the extent stock awards were subject to an exchange offer, other modifications, or performance criteria, such awards were subject to variable accounting treatment. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses. After the adoption of SFAS No. 123R, we are required to calculate, as of the date of grant, the fair value of the stock options issued to our employees. We are then required to expense the fair value of the stock option over the employee’s required service period (“the vesting period”). SFAS No. 123R requires that share-based payment forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of June 30, 2006, all of the stock options we have issued are conditioned on the employee’s continued employment and we have not issued any stock options conditioned on the results of any measure of market or financial performance.

Restricted stock units. We periodically issue restricted stock units (“RSUs”) with two year cliff vesting periods to key employees to provide incentive for them to remain as an employee over the service period. Prior to our adoption of SFAS No. 123R, we recorded the value of the RSUs we issued to our employees at their fair value, defined as the quoted market price of the underlying shares on the grant date, in equity as deferred compensation. We amortized the associated deferred compensation as an expense over the vesting period. After the adoption of SFAS No. 123R, we reversed the remaining balance of deferred compensation and additional paid-in capital in equity associated with our RSUs awards issued before January 1, 2006. To record the compensation expense associated with the RSUs we are required to determine the fair value on the grant date, defined as the closing market price on the date of grant, and expense this amount over the vesting period. In addition, we are required to reduce the associated compensation expense by the estimated number of employees not expected to complete the requisite service period. In the six months ended June 30, 2006 our estimated pre-vesting forfeitures rate was determined to be 0%, due to the lack of pre-vesting forfeitures during our testing period.

Employee Stock Purchase Plan. To encourage our employees to own stock in our company we have an Employee Stock Purchase Plan (ESPP) that permits eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 15% of the employee’s base salary subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair value of the stock at either the beginning of the applicable “offering period” or the last day of the accumulation period. Each offering period is 24 months, with new offering periods commencing every six months, and an accumulation period is six months in duration. Prior to our adoption of SFAS No. 123R we did not record any compensation expense associated with our ESPP. After the adoption of SFAS No. 123R, we are required to calculate, as of the date of grant, the fair value of the ESPP shares issued to our employees and record this cost as compensation expense. On June 30,

2006 we issued 90,593 shares under the ESPP plan and recognized approximately $87,000 in stock based compensation expense. At June 30, 2006, approximately 423,270 shares were reserved for future issuance.

Tax Effects. Due to the uncertainty related to our realization of any tax assets or liabilities we generate from our operations, we record a full valuation allowance against all of our tax assets or liabilities. Therefore, we have not recorded any tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes in the six months ended June 30, 2006.

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

Valuation methodology. We believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS No. 123R. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Because there is no observable market for share based payments similar to the ones we provide to our employees, consistent with the guidance in SFAS No. 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 107, we elected to continue to use the Black-Scholes option-pricing model to determine the fair value of our share based payments. The Black-Scholes option-pricing model has significant deficiencies as a valuation model because it was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Despite these deficiencies, we have a history of using the Black-Scholes option pricing model and we can more accurately develop the highly subjective assumptions required as inputs into the model. Further, our investors are more familiar with the Black-Scholes option valuation model and can better analyze the potential impact these assumptions will have on our current and future results of operations. In the future, as our industry develops a consensus and best practices are developed for share based payment valuation models, we may adopt a different method of valuation that better reflects the fair value of our share based payments. However, because any valuation methodology uses assumptions that are based on historical trends to model future events, no matter which valuation methodology we use, the fair value of our share based payments is our best estimate and may potentially differ materially from the ultimate value realized by the recipient employee.

Approximately 424,000 stock options were granted during the six months ended June 30, 2006. The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2006 was $2.67 per share using the Black-Scholes model with the following assumptions:

Example use	Vesting period	Expected life in years	Risk Free Interest Rate	Volatility	Dividend Yield	Pre-vesting cancellation rate
New hires	Four year vesting period with a one year cliff, thereafter monthly vesting	4.9 –5.4	4.4%	94.5%	0%	14.8%
Retention grants	Two year vest period with a six month cliff, thereafter monthly vesting	4.7 –5.4	4.4%	94.5%	0%	7.4%
Biennial award	Four year vest period with monthly vesting	5.4 –6.2	4.4%	94.5% -103.45%	0%	0%

Volatility. Volatility is a measure of the amount the share price has or will fluctuate during the expected term. Because an options value is unaffected by negative swings in stock price, other things being equal, an option with higher volatility is worth more than an option with lower volatility. We used the daily quoted market prices of our common stock to derive our volatility by using a look back period equal to our expected term. We did not exclude any daily closing prices during this period of time. Prior to our adoption of SFAS No. 123R, for the six months ended June 30, 2005, we used our historical stock prices in accordance with SFAS No. 123 for purposes of our pro forma information.

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

Pre-vesting forfeitures. SFAS No. 123R requires that share-based payment forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 14.8% for grants with a one year vesting period and 7.4% for grants with a six month vesting period in the six months ended June 30, 2006 based on historical experience. In our pro forma information required under FAS 123 for the periods before January 1, 2006, we were required to account for forfeitures as they occurred.

The effect of adopting SFAS No. 123R in the three and six months ended June 30, 2006 was (in thousands, except per share data):

	Three months ended June 30, 2006			Six months ended June 30, 2006
	Using Previous Accounting	123R Adjustments	As Reported	Using Previous Accounting	123R Adjustments	As Reported
Cost of product sales	$3,895	$128	$4,023	$6,074	$188	$6,262
Research and development	6,234	318	6,552	12,214	598	12,812
Selling general and administrative	8,258	670	8,928	14,901	1,396	16,297
Amortization of purchased intangible assets	730	—	730	1,290	—	1,290

Net loss from operations	$19,117	$1,116	$20,233	$34,479	$2,182	$36,661

Net loss	$(12,935)	$(1,116)	$(14,051)	$(23,890)	$(2,182)	$(26,072)

Basic and diluted earning per share:	$(0.21)	$(0.02)	$(0.23)	$(0.46)	$(0.04)	$(0.50)

Goodwill impairment analysis: Developments

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill and intangible assets with indefinite useful lives. Using the purchase method of accounting we recorded goodwill with our acquisitions of Amplimedical, Spectral, SynX and Epoch that represented the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets. This goodwill was subject to our quarterly reviews for indicators of impairment.

The following table summarizes the changes in the carrying amounts of goodwill for the six months ended June 30, 2006 (in thousands):

Balance as of December 31, 2005	$37,178
Acquisition of Spectral	1,513
Acquisition of Amplimedical	658
Adjustment to purchase price of Epoch	(271)

Balance as of June 30, 2006	$39,078

In the second quarter of 2006, we determined there were no material events or changes in circumstances to indicate that the carrying amount of goodwill might not be recoverable. Therefore, we will perform the required annual goodwill impairment testing during the fourth quarter of our fiscal year.

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

In May 2006, we purchased a real-time product line from Amplimedical and acquired the ability to manufacture certain real-time products in our facilities in Italy.

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

Results of Operations

For the three and six months ended June 30, 2006 and 2005

Revenues

The following table summarizes our revenues for the three and six months ended June 30, 2006 and 2005 (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005	Difference	2006	2005	Difference
Product sales	$4,016	$1,078	$2,938	$6,138	$2,288	$3,850
License fee and royalty income	1,814	1,623	191	3,628	3,323	305
Contracts and grant	481	434	47	897	700	197

Total	$6,311	$3,135	$3,176	$10,663	$6,311	$4,352

•	Product sales revenue is primarily generated from real-time PCR products (both custom and proprietary tests), a portfolio of rapid cardiac immunoassay point-of-care tests (cardiac tests), molecular testing instruments (NanoChip® systems) and various ASRs. Product sales revenue increased in the three and six months ended June 30, 2006 as compared to the same period in 2005 primarily due to the $1.9 million in revenue associated with our point-of-care cardiac tests and $2.0 million in revenue generated from our portfolio of real-time molecular diagnostic test kits. This revenue was acquired through our February 6, 2006 acquisition of Spectral and our May 1, 2006 acquisition of Amplimedical with no comparable revenue in 2005.

The future: Through our acquisitions of Spectral and Amplimedical, in February and May, respectively, we expect revenue continue to increase in the remainder of 2006 as compared to 2005. In the remainder of 2006, we expect a modest increase in revenue from ASRs used to detect the genetic sequences of cystic fibrosis and respiratory viruses. However, before we gain commercial acceptance of our ASRs from the clinical diagnostic customer the FDA we may require regulatory clearance for our reagents.

We expect moderate growth in revenues from our custom and real-time PCR products in the remainder of 2006. Throughout the remainder 2006, we will be releasing real-time PCR products that address the detection and identification of herpes simplex viruses 1 & 2, pertussis, parapertussis, BK viruses and the VZV virus (i.e. chicken pox or shingles).

We do not expect any significant revenue from our initial NT-proBNP, congestive heart failure test, that received a 510(k) clearance from the FDA, until we decide how we will commercialize this product. The whole blood test, which remains in development, if cleared with the FDA, will significantly expand the potential market and revenue generating capability of the product.

•	License fee and royalty revenue is generated by licensing our intellectual property rights to third parties. The primary reason license fees and royalty income increased in the three and six months ended June 30, 2006 as compared to the same period in 2005 was that we renegotiated our contract with Applied Biosystems Inc. (Applied Biosystems) for their right to manufacture and sell our TaqMan® 5’-nuclease real-time PCR assays.

The future: The table below illustrates our quarter minimum royalty with Applied Biosystems through December 31, 2006 (in thousands):

For the calendar quarter ending:	Quarterly minimum royality
September 30, 2006	$950
December 31, 2006	950

Total	$1,900

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

•	Contracts and grants revenue is generated by reimbursement for research and development efforts directed by various federal, state and private agencies. The increase in contract and grant revenue in the three and six months ended June 30, 2006 as compared to the same period in 2005, was primarily related to additional revenue generated from The Bill and Melinda Gates Foundation and three National Institute of Health grants with no comparable awards in the first quarter of 2005.

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

Cost and expenses

Cost of product sales (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005	Difference	2006	2005	Difference
Cost of product sales	$4,023	$1,128	$2,895	$6,262	$2,274	$3,988

•	Cost of product sales relates to the expenses associated with manufacturing our products. These expenses include the materials, labor, and various overhead costs required to build our products. Included in our overhead expenses are charges for excess capacity. The increase in the cost of product sales in the three and six months ended June 30, 2006 as compared to the same periods in 2005, related to additional costs associated with the product lines we acquired with our acquisitions of Spectral and Amplimedical with no comparable expenses in 2005. In addition, we incurred additional cost of product sales charges that related to the conversion of a significant portion of our San Diego, California, product development facilities to a manufacturing and assembly facility, in late 2005, following the commercial launch of the second generation molecular testing platform. This was reflected in changes to our inventory overhead model, and beginning January 1, 2006 we incurred additional excess capacity charges in the three and six months ended June 30, 2006 as compared to the same periods in 2005 when these overhead charges were expensed into research and development. We also placed more of our second generation instrumentation platforms in the three and six months ended June 30, 2006 and we incurred additional cost of product sales as compared to the same periods in 2005.

All of our first generation molecular testing instruments and the associated components are fully reserved and considered obsolete. We are highly uncertain if we have the ability to sell any of these instruments to third parties. If we sell an instrument, it will have an insignificant cost of product sales. In the three and six months ended June 30, 2006 we did not sell any instruments that were considered a part of the inventory reserve.

The future. For the remainder of 2006 we expect our cost of product sales as compared to 2005 to increase due to our acquisitions of Spectral’s and Amplimedical’s product lines. We also expect to continue to incur excess production capacity within our manufacturing facilities while we work to build demand for our second generation molecular testing system and ASRs. In addition, our second generation molecular testing system has a lower selling price per unit; therefore, our gross margins depend on the number of units sold or rented and the number of higher margin test kits we are able to sell to absorb our fixed overhead costs.

Research and development expenses (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005	Difference	2006	2005	Difference
Research and development	$6,552	$5,160	$1,392	$12,812	$10,072	$2,740

•	Research and development expenses include the costs associated with our research and development efforts related to the commercialization of advance molecular diagnostics products and the costs associated with reimbursable research and development efforts directed by various federal, state and private agencies. The increase in research and development costs in the three and six months ended June 30, 2006 as compared to the same periods in 2005 primarily related to the consolidation of $1.6 million and $2.6 million of Jurilab’s operating losses (a variable interest entity) in the three and six months ended June 30, 2006, respectively with no comparable expenses in the previous periods In addition, we incurred an additional $357,000 and $637,000 in the three and six months ended June 30, 2006, respectively, in non-cash stock based compensation expense related to the expensing of stock options and the amortization of restricted stock awards with no comparable expenses in the previous periods. These increases were offset in the second quarter of 2006 by $600,000 for reimbursed research and development work we performed for a third party.

The future. Many of our products are in the early stages of their product development life cycles requiring research and development expenditures to commercialize them, therefore our research and development expenditures are likely to continue at similar levels.

Selling, general and administrative expenses (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005	Difference	2006	2005	Difference
Selling, general and administrative expenses	$8,928	$6,410	$2,518	$16,298	$12,377	$3,921

•	Selling, general and administrative expenses include the costs associated with promoting and selling our products and the administrative costs required to support our operations. The increase in selling, general and administrative expenses was primarily related to our focus on creating a market for our second generation of molecular testing instruments and absorbing and additional $1.3 million and $2.7 million in the three and six months ended June 30, 2006, respectively, related to Amplimedical’s and Spectral’s sales and administrative operations with no comparable expenses in the same period of 2005. In addition, we incurred approximately $670,000 and $1.4 million in the three and six months ended June 30, 2006, respectively, in non-cash expenses related to expensing stock options, with no comparable expenses in the same periods of 2005.

The future. We expect that our selling, general and administrative expenses, on a percentage basis, will trend lower than increases in revenue. We will achieve this by creating efficiencies in our general and administrative functions by eliminating redundant functional areas in the entities we acquire. Our strategy is to transfer this savings into our sales and marketing functions.

Amortization of purchased intangible assets (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005	Difference	2006	2005	Difference
Amortization of purchased intangible assets	$730	$392	$338	$1,290	$785	$505

•	Amortization of purchased intangibles is our effort to match the benefits of the intellectual property we have acquired with current period expenses. In the six months ended June 30, 2006 we acquired approximately $11.1 million in acquired technology intangible assets with our acquisition of Spectral and Amplimedical. The increase in the amortization of purchased intangible assets in the three and six months ended June 30, 2006 as compared to the same periods in 2005 related to the increase in amortization of the acquired technology assets of Spectral and Amplimedical.

The future. We expect amortization expense to remain consistent at its current level for the remainder of the year. However, amortization expense may also be impacted by potential future business combinations or our periodic impairment evaluations.

Other income

The following table summarizes our other income (loss) for the three and six months ended June 30, 2006 and 2005 (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005	Difference	2006	2005	Difference
Interest income, net	$98	$309	$(211)	$278	$488	$(210)
Other expense	(300)	(22)	(278)	(397)	(110)	(287)
Warrant valuation adjustment	88	(44)	132	63	837	(774)
Gain (loss) on foreign currency translation	(15)	(9)	(6)	(18)	4	(22)

Total	$(129)	$234	$(363)	$(74)	$1,219	$(1,293)

Interest income, net

•	Interest income primarily relates to the interest we received on our cash, cash equivalents and short-term investments netted against the interest expense we incurred from our debt obligations. The decrease in interest income in the three and six months ended June 30, 2006 was primarily due to having less cash, cash equivalents and short-term investments than in the comparable periods; therefore, we received less interest income as compared to the same periods in 2005.

Other expense

•	The increase losses from other expense in the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 primarily related to losses from the disposal of fixed assets in 2006.

Warrant valuation adjustment

•	As a result of our December 2004 acquisition of Epoch, we assumed warrants for 381,317 shares of our common stock. The warrants have an exercise price of $8.32 per share and expire in early 2009. If there is a change of control of Nanogen, under certain circumstances the warrants have a provision that allows them to be redeemed for cash based on the Black-Sholes formula. However, the volatility variable in the Black-Sholes formula is limited to the lesser of 50% or our actual historical volatility. Using the methodology prescribed in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” we recorded a current liability for the fair value of the cash redemption portion of the warrants. The liability was measured and recorded in accordance with the terms of the warrant agreements. The valuation of the warrants and the corresponding liability are re-measured quarterly until the warrants are exercised or expire.

The assumptions used in the Black-Scholes pricing model were:

	June 30, 2006	June 30, 2005
Common stock price	$1.90	$3.84
Expected term	2.7 years	3.4 years
Interest rate	5.2%	4.0%
Volatility	50%	50%
Dividends	—	—
Calculated cash redemption value of the warrants	$22,000	$275,000

The non-cash gains and losses in the three and six months ended June 30, 2006 and 2005 were a result of changes in the fair value of the warrants as calculated by the Black-Scholes option pricing model. Any changes to the fair value of our common stock have a large impact on the fair value of the warrants when using the Black-Scholes valuation model. Therefore, in the three and six months ended June 30, 2006, as a result of our common stock price declining each quarter from its December 31, 2005 fair value, we recorded non-cash income each quarter as the fair value of the warrants decreased. In the six months ended June 30, 2005, as a result of our common stock price declining from its December 31, 2004 fair value, we recorded a non-cash gain. Conversely, in the three months ended June 30, 2005, as our common stock price increased from its March 31, 2005 fair value we recorded a non-cash loss.

Liquidity and capital resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005	Difference
Cash and cash equivalents	$7,893	$6,194	$1,699
Short-term investments, available for sale	10,725	26,185	(15,460)

Total cash and cash equivalents and short-term investment, available for sale	$18,618	$32,379	$(13,761)

Current assets	$32,432	$39,701	$(7,269)
Current liabilities	(14,402)	(9,050)	(5,352)

Working capital	$18,030	$30,651	$(12,621)

Our cash and cash equivalents and short-term investments, available for sale and working capital decreased by $13.8 million and $12.6 million, respectively, at June 30, 2006 as compared to December 31, 2005. The decreases in our liquidity measures was primarily due to the $20.3 million in cash used in operating activities and the $5.8 million used for acquisitions. Partially offsetting the use of working capital was the receipt of $15.0 million from the issuance of common stock in March 2006.

On June 30, 2006, we had approximately $18.6 million in cash and short-term investments and we used approximately $20.3 million in cash in our operating activities in the six months ended June 30, 2006. We are dependent on capital financing or other non-dilutive sources of funding to support on going operations through June 30, 2007, because our cash and short-term investments balances are not sufficient to fund our working capital requirements during this timeframe. We will continue to be dependent on additional financing, until we generate significant revenues from our product offerings and/or begin generating a return on our intellectual property.

We have entered into an equity financing agreement that may provide us access of up to $25.0 million in capital (see note 10), however, no assurance can be given that we will be able to obtain this financing or other sources of financing when and as needed in the future. The $25.0 million agreement contains certain provisions (related to our stock price and potential material adverse events) that will relieve the financing party of any obligations to purchase our stock. Without access to this financing, on terms acceptable to us, we will have to cease or curtail significant operations and product development that will materially alter our current business strategy.

From inception to June 30, 2006, we have financed our operations primarily by:

•	Issuing our stock

•	Generating revenues

•	Obtained cash through our acquisition of Epoch

•	Using proceeds from our litigation settlement with CombiMatrix

•	Obtaining a modest amount of capital equipment long-term financing

•	Reimbursements for research and development expenses

We invest excess funds in short-term investments that are classified as available-for-sale. We believe that it is important to maintain a significant amount of cash and short-term investments on hand to ensure that we have adequate resources to fund future research and development, provide working capital and assuage legal risks and challenges to our business model.

Financing under our June 2005 shelf registration statement

In June 2005, we filed a shelf registration statement with the Securities and Exchange Commission that allowed us to raise up to $60.0 million in equity transactions. In September 2005, to continue to fund our commercialization strategy, we received approximately $18.8 million in cash by issuing to institutional investors a combination of 6.8 million shares of common stock at $2.94 per share and a million warrants exercisable at $4.00 per share for five years. In March 2006, we received approximately $15 million in cash by issuing to Fisher Scientific 5,660,377 shares of common stock at $2.65 per share. On May 9, 2006, we filed a 462(b) registration statement with the Securities and Exchange Commission to increase our available funding by $4.0 million under the June 2005 shelf registration statement. After factoring in the shares issued in conjunction with the previous financing and acquisitions, as well as the 462(b) registration statement, we had $25.0 million available under this shelf registration. On May 10, 2006, we entered into an equity financing arrangement with a private investor, pursuant to which the private investor agrees to purchase, subject to certain limitations and closing conditions, up to $25 million of our common stock over eighteen-month period from May 10, 2006.

In a subsequent event not impacting the statement of cash flows as of June 30, 2006, under our equity financing agreement with a private investor on July 11, 2006, we issued 2,524,130 shares pursuant to the June 2005 shelf registration statement, at an aggregate purchase price of $4.0 million or approximately $1.59 per share. We received net proceeds of approximately $3,935,000 after deducting our estimate offering expenses. As a result of this offering we have up to $21.0 million available under this shelf registration statement.

Statement of cash flows

Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2006 and 2005 is as follows (in thousands):

	June 30, 2006	June 30, 2005
Net cash used in operating activities	$(20,289)	$(17,535)
Net cash provided by investing activities	6,516	20,831
Net cash provided by financing activities	$15,951	$132

Operating activities

Net cash used in operating activities for the six months ended June 30, 2006 and 2005 primarily related to our net losses and changes in working capital. The net losses and changes in working capital included; the costs associated with commercializing our products including the expansion, development and support of our sales and marketing organization; regulatory compliance; the procurement of inventory pursuant to our manufacturing arrangement with Hitachi, Ltd; support of our continuing research and development efforts; and legal fees relating to establishing, maintaining and defending our intellectual property portfolio.

In addition to the uses of cash noted above, we expect the Amplimedical acquisition to continue to consume cash through at least the end of 2006 due to the lengthy accounts receivable collection period common to the Italian market.

Investing activities

Net cash provided by investing activities in the six months ended June 30, 2006 and 2005 primarily related to net proceeds from the sale of short-term investments, which was offset by the purchase of fewer short-term investments (i.e. we utilized short-term investments to fund our operating and financing activities). In addition, we converted a portion of our short-term investments into cash to allow us to acquire companies. In the six months ended June 30, 2006 we acquired Spectral assets for stock and approximately $5.6 million in cash (approximately $4.8 million in cash and approximately $1.2 million in related acquisition expenses). In the second quarter we acquired the assets of Amplimedical with debt and had approximately $881,000 transaction expenses. In addition, we were required to use cash to purchase $2.6 million in restricted Euro denominated short-term investments to securitize a letter of credit to settle certain closing costs and this use of cash was reflected in the cash flow statements in the purchase of short-term investments. In the six months ended June 30, 2005 we had payments of approximately $1.7 million in expenses related to our December 2004 acquisition of Epoch.

Capital spending is essential to our product innovation initiatives and maintaining our operational capabilities. Therefore in the six months ended June 30, 2006 and 2005 we used cash to purchase $814,000 and $927,000, respectively, in property and equipment to support the development of our product lines.

Financing activities

In March 2006, we received approximately $15 million in cash by issuing to Fisher Scientific 5,660,377 shares of common stock at $2.65 per share. In the six months ended June 30, 2006 and 2005 we received $52,000 and $198,000, respectively, from the exercise of employee stock options. Jurilab, a consolidated variable interest entity, received approximately $1.1 million in net transactions related to financing activities.

In the first quarter of 2006 our equipment funding agreement expired; however, in June 2006, we entered into another equipment funding agreement for up to approximately $2.3 million through December 31, 2007. In the six months ended June 30, 2006 and 2005 we received $165,000 and $480,000, respectively, under these agreements.

In the six months ended June 30, 2006 and 2005 financing activities were offset by payments related to our debt obligations of $404,000 and $546,000, respectively.

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

Liquidity

At June 30, 2006 we have cash and cash equivalents and short-term investments, available for sale of approximately $18.6 million. We expect that our access to financing combined with our existing capital resources, anticipated product revenues, license fees and contract and grant funding will be sufficient to support our planned operations, at least through the next twelve months. As we continue to consume cash and have quarterly net losses we are required to make significant assumptions about our operating cash requirements and our ability to continue to raise capital to finance our on-going operations. We assume that we will have the ability to sell a sufficient amount of securities to investors to continue our strategy of expanding our product pipeline by acquiring companies or assets and supporting our on-going internal product development. Without access to this financing, on terms acceptable to us, we will have to cease or curtail operations and product development that may materially alter our current business strategy.

Valuation of Goodwill

We have recorded as assets $39.1 million of goodwill in our June 30, 2006 consolidated financial statements related to our 2006 acquisition of Amplimedical’s and Spectral’s assets and our 2004 acquisitions of SynX Pharma and Epoch Bioscience, Inc. We used significant estimates and assumptions to determine the value of these assets. In many cases we use a third party to perform a valuation analysis on these assets, while we review their assumptions, calculations and conclusions for reasonableness and accuracy.

We test goodwill for possible impairment on an annual basis. This testing requires that we make judgments to identify our reporting units and requires significant judgments and directly effects our valuation analysis. In addition, we test goodwill for possible impairment if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. We assess potential impairments to goodwill assets when there is evidence that events or circumstances indicate that the recorded value of an asset (the carrying amount) may not be recovered. These assessments are based on judgments and estimates of the materiality of various on-going events and circumstances related to the asset. Indicators of impairment may include, but are not limited too:

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

Revenue Recognition

We recognize revenue principally from various real-time PCR products (both custom and proprietary tests), molecular testing platforms (the NanoChip® systems), various ASRs, cardiac tests, sponsored research, contract and grant agreements and from license and royalty fees for intellectual property. Each element of revenue recognition requires a certain amount of judgment to determine if the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) delivery has occurred or services have been rendered; iii) the seller’s price to the buyer is fixed or determinable; iv) collectibility is reasonably assured, and v) both title and the risks and rewards of ownership are transferred to the buyer. We are required to make more significant estimates involving our recognition of revenue from license and royalty fees, than from revenue generated from our products sales and contracts and grant agreements. Our license and royalty fees revenue estimates depend upon on our interpretation of the specific terms of each individual arrangement and our judgment to determine if the arrangement has more than one deliverable and how each of these deliverables should be measured and allocated to revenue. In addition, we have to make significant estimates about the useful life of the technology transferred to determine when the risk and rewards of ownership have transferred to the buyer to decide the period of time to recognize revenue. In certain circumstances we are required to make judgments about the reliability of third party sales information and recognition of royalty revenue before actual cash payments for these royalties have been received.

Inventory and related reserves

We have a history of writing down the value of our inventory due to lack of market demand. We have approximately $5.2 million of inventory reserved as of June 30, 2006. In addition, we have approximately $5.1 million in finished goods inventory. Given the inherent unpredictability of demand for new product lines, we were required to make significant estimates about the future demand for this inventory. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

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

•	Expected term. We estimate expected term of employee stock options to determine the length of time before our employees will exercise their option grants. This estimate is impacted by all of the underlying assumptions used in our model and is estimated based on a number of factors, including but not limited to the vesting term of the award, historical employee exercise behavior (for both share-based payments that have run their course and outstanding share-based payments), the expected volatility of our common stock and an employee’s average length of service. In addition, we stratify our employees in to groups that have historically similar exercise behavior patterns. We also assume that employees’ exercise behavior is a function of the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option).

•	Volatility. We estimate volatility to measure the amount the share price has or will fluctuate during our estimated expected term of our option and ESSP grants because it is assumed that an option with more volatility is of greater value than one with less volatility. We assumed that historical volatility is a better measure of future volatility than implied volatility, as we believe implied volatility is a more subjective measure. In addition, we were not aware of any traded options in the market that achieve the so called “synchronization of variables” with our stock or stock options that would allow us to use implied volatility. We assumed that the daily quoted market prices of our common stock for a look back period equal to the expected term of the award will equal the future volatility over the expected term of the options grants. We assumed all historical stock prices were relevant to our calculations and did not exclude any daily closing prices during the look back period.

•	Risk free interest rate. We assumed the risk-free interest rate is the same as the U.S. constant rate Treasury Security’s market interest rates with a contractual life approximately equal to the expected term of our employee stock options or ESPP awards.

•	Dividend yield. We assumed we will not paid any cash dividends in the foreseeable future therefore our dividend yield is zero.

•	Pre-vesting forfeitures. SFAS No. 123R requires that we estimate share-based payment forfeitures at the time of grant and be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated on historical experience based on the assumption that our historical experience will model future pre-vesting forfeitures.

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

As of June 30, 2006, we paid FasTraQ $302,000 and expensed this amount into research and development.

On August 3, 2006, we entered in to research and development collaboration arrangements with Fisher Scientific International Inc., (Fisher Scientific) a related party, that owns approximately 5.7 million shares of our common stock, and Athena Diagnostic, a wholly-owned subsidiary of Fisher Scientific. We agreed to share certain technology and patent rights related to the development, manufacture and marketing of new molecular diagnostic products. Under these agreements, Fisher Scientific has the option to provide up to $10 million in 2007 and 2008 for the research and development of infectious disease and molecular diagnostic tests that will be mutually agreed upon. These arrangements are included in non-binding general agreements, thus the obligation of the parties are subject to further negotiation and final terms of definitive collaboration agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest rate exposure

Our exposure to market risk due to fluctuations in interest rates relates primarily to short-term investments. These short-term investments, reported at an aggregate fair market value of $10.7 million as of June 30, 2006, consist primarily of investments in debt instruments of financial institutions and corporations with strong credit ratings and United States government obligations. These securities are subject to market rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at June 30, 2006, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risk inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer. While we do not always have the intent, we do currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows. Changes in interest rates would, of course, affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

The functional currency for our Canadian and Netherlands subsidiaries is the U.S. dollar. The functional currency of our majority owned subsidiary in Germany and Italy is the euro. The German and Italian subsidiaries’ accounts are translated from the euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded in accumulated other comprehensive income in the consolidated financial statements included herein. In certain instances, our subsidiaries conduct business with customers and vendors in euros or in other local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European customers and vendors. The net tangible assets of our foreign subsidiaries, excluding intercompany balances, was approximately $5.7 million at June 30, 2006.

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

(b) Change in Internal Control over Financial Reporting.

In the second quarter of 2006, we continued to make minor improvements to our internal control structure and financial reporting processes. Due to the acquisition of Spectral and Amplimedical we were required to implement new processes and controls over net product sales, cost of sales and other commercial transactions related to its commercial operations. As required by the implementation of SFAS No. 123R, we changed our internal controls and processes related to the calculation and recording of share based compensation in our statement of operations. We implemented various key controls to mitigate the risks associated with these transitions. However, as of June 30, 2006 we have not tested the operating effectiveness of the new internal controls related to share-based payments or the integration of Spectral or Amplimedical. Other than these changes, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation

We may be subject to potential liabilities under various claims and legal actions that may be asserted. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions, and some may be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities and as of June 30, 2006 we have no significant accrual for any pending claims. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to us. Although the amount of liability at June 30, 2006, with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial position, results of operation or cash flows.

ITEM 1a.	RISK FACTORS

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

Since our inception, we have incurred cumulative net losses which, as of June 30, 2006, total approximately $337.7 million. Moreover, our negative cash flow and losses from operations will continue for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, which could be significant. The amount and timing of product revenue recognition and cash flow may depend on whether potential customers for the molecular testing platform choose to enter into sales, reagent rentals, cost-per-test or development site transactions. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, goodwill or other impairment charges, non-cash stock option expenses, market acceptance of the second generation NanoChip® 400 System, acquisitions, and potential other products under development, including the CHF product and diagnostics related to infectious disease, the type of acquisition program our potential customers may choose, whether and when new products are successfully developed and introduced by us or our competitors, and the achievement of milestones under our collaborative agreements various government and private agencies. The recognition of revenue under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

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

We will need to raise more money to continue the research and development necessary to further develop our current products to bring our products to market and to further our manufacturing and marketing capabilities. We may seek additional funds through our equity line of credit with Azimuth Opportunity Ltd., public and private stock offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources. If we can not raise more money, we will have to reduce our capital expenditures, scale back our development of new products, significant reduce our workforce and seek to license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we will need will depend on many factors, including among others:

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

Additional capital may not be available on terms acceptable to us, or at all. Any additional equity financing will be dilutive to stockholders, and debt financing, if available, may include restrictive covenants and require significant collateral. In addition, our ability to raise capital through our line of credit with Azimuth is subject to the satisfaction of certain terms and conditions set forth in our agreement with Azimuth, and there is no assurance that we will meet these conditions at the time we intend to raise capital through the equity line.

If our products are not successfully developed or commercialized, we could be forced to curtail or cease operations.

We are at an early stage of development. As of June 30, 2006, we had only a limited product offering that includes real-time PCR products (both custom and proprietary tests), molecular testing platforms (NanoChip® system), ASRs, cardiac tests and the point-of-care diagnostic tests for myocardial infarction and drugs of abuse. Our congestive heart failure point of care test remains in development. Our second generation molecular testing platform, the NanoChip® 400, began shipping in October 2005. Most of our ASRs are under development. Our molecular testing platforms, ASRs products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

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

Even if we develop a product, it may not be accepted in the marketplace. If we are unable to achieve market acceptance, we will not be able to generate sufficient product revenue to become profitable. We may also be forced to carry greater inventories of our products for longer periods than we may have anticipated. If we are unable to sell the inventory of our products in a timely fashion and at anticipated price levels, we may not become profitable. In addition, we may have to take accounting charges and reduce the value of our product inventory to its net realizable value. In the six months ended June 30, 2006 and in twelve month ended December 31, 2005, we did not incur any charge to reduce our inventory to its net realizable value; however, in the years ended December 31, 2004, 2003, and 2002, we took accounting charges of approximately $3.7 million, $908,000 and $424,000, respectively, to reduce product inventory to its estimated net realizable value. If actual future demand or market conditions are less favorable than those currently projected by us, additional inventory write-downs may be required.

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

On August 3, 2006, we entered into research and development collaboration arrangements with Fisher Scientific and Athena Diagnostics, a wholly-owned subsidiary of Fisher Scientifics. We agreed to share certain technology and patent rights related to the development, manufacture and marketing of new molecular diagnostic products. Under these arrangements, Fisher Scientific has the option to provide us with up to $10 million in 2007 and 2008 for the research and development of infectious disease and molecular diagnostics tests that will be mutually agreed upon. These arrangements are included in non-binding general agreements, thus the obligations of the parties are subject to further negotiation and the final terms of definitive collaboration agreements. There is no assurance that we will be able to complete the negotiations and enter into final definitive agreements with Fisher Scientific of Athena Diagnostics regarding these collaboration arrangements.

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

On February 6, 2006, we completed the acquisition of the rapid cardiac immunoassay test business of Spectral Diagnostics (“Spectral”). On May 1, 2006, we completed the acquisition of the diagnostic business of Amplimedical. In 2004, we completed two significant acquisitions: the acquisition of SynX Pharma, Inc. (“SynX”) in April 2004 and Epoch Biosciences, Inc. (“Epoch”) in December 2004. We expect that the Spectral and SynX product lines will accelerate our entry into the point-of-care market. However, we cannot be certain that we will achieve these and other benefits which we currently expect from these acquisitions. The process of integrating these and other acquired companies requires, significant efforts and expenditures, including the coordination of information technologies, research and development, sales and marketing, administration and manufacturing. Combining our product offerings with those of acquired companies is a complex and lengthy process involving a number of steps in which we will seek to achieve increasing degrees of integration of our products. Additionally, Spectral and SynX are located in Canada, Epoch is located in the state of Washington and Amplimedical is located in Italy, and because our facilities in San Diego, California are or may be physically separated from facilities of other companies we acquire, it may be difficult for us to communicate effectively with, manage and integrate these employees and operations with the rest of the Company. If we are not able to integrate the operations of these acquired companies and businesses successfully, we may not be able to meet our expectations of future results of operations.

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

As of June 30, 2006, we had 26 total employees in our worldwide sales and marketing group.

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

We are highly dependent on the principal members of our scientific, manufacturing, marketing, administrative, management and executive personnel, the loss of whose services might significantly delay or prevent the achievement of our objectives. We face competition from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel. For the six months ended June 30, 2006 and twelve months ended December 31, 2005, 2004 and 2003, we experienced turnover rates of 8%, 17%, 27% and 25%, respectively. Turnover at these rates may continue and, if they continue, may adversely affect us.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K and quarterly reports on Form 10-Q that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of the fiscal year. How companies are maintaining their compliance with these requirements including internal control reforms, if any, to comply with the requirements of Section 404, and how independent auditors are applying these requirements and testing companies’ internal controls, remain subject to uncertainty. We expect that our internal controls will continue to evolve as our business activities change. In addition, the acquisitions we made during 2004, our investment in Jurilab in 2005, the acquisitions of cardic immunoassay test business of Spectral and the diagnostic business of Amplimedical in 2006, and any future acquisitions, if any, we make may impact our ability to maintain effective internal controls over financial reporting. Further, if, during any year, our independent auditors are not satisfied with our internal controls over financial reporting, including the internal controls over financial reporting of SynX and Epoch, or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq Stock Market LLC, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

In July 2005, we acquired a minority equity interest in Jurilab of approximately 17% and we hold two of Jurilab’s four board of director seats. In May and June of 2006, we increased our minority equity interest in Jurilab to approximately 29.7%. Our relationship with Jurilab subjects us to numerous risk and uncertainties, including:

•	we have invested approximately $3.3 million in Jurilab and we may lose all of our investment;

•	we are required to consolidate Jurilab’s financial statements with our own and as a result our operating results may be less predictable, subject to significant fluctuation beyond our control and adversely affected by the results of Jurilab;

•	our relationship with Jurilab may require our management to devote substantial time and resources to Jurilab’s business, which may adversely affect our business;

•	we have the right to acquire Jurilab, and if we exercise this right, it would entail significant risks, which risks would be even more acute because Jurilab is an early stage company; and

•	in the event we were to acquire Jurilab, we would likely be required to seek additional financing that may not be available to us on acceptable terms, or at all.

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

In connection with our acquisition of Amplimedical’s diagnostic division in May 2006, we issued and delivered to Amplimedical a promissory note in a principal amount of approximately 6.1 million Euros (or approximately $7.5 million) as partial consideration for the acquisition. The promissory note is convertible into shares of our common stock. The Item 701 information relating to the issuance and delivery of the promissory note has been included in our Current Report on Form 8-K filed on May 5, 2006.

On June 30, 2006, we converted all unpaid principal amounts and accrued and unpaid interest under the promissory note by issuing an aggregate of 2,886,935 shares of our common stock to Amplimedical. The Item 701 information relating to the conversion of the promissory note has been included in our Current Report on Form 8-K filed on July 7, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On June 14, 2006, we held our Annual Meeting of Stockholders.

(1)	As listed below, management’s director nominee was elected at the meeting:

Name of Nominee	No. of Votes For	No. of Votes Withheld
Stelios B. Papadopoulos	47,132,439	831,212
David R. Schreiber	47,092,755	870,896

In addition, directors whose terms of office continue after the Annual Meeting are: Howard C. Birndorf, Robert Whalen and William G. Gerber.

(2)	The proposal to amend the Company’s 1997 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,500,000 was approved with 15,623,648 shares voting in favor, 2,364,700 shares voting against, and 131,607 shares abstaining. There were 29,843,695 shares classified as broker non-votes.

(3)	The proposal to amend the Company’s Employee Stock Purchase Plan to increase the number of share reserved for issuance thereunder by 500,000 was approved with 15,623,648 shares voting in favor, 2,364,700 shares voting against, and 131,607 shares abstaining. There were 29,843,695 shares classified as broker non-votes.

(4)	The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2006 was ratified with 16,567,969 shares voting in favor, 1,427,365 shares voting against, and 124,622 shares abstaining. There were 29,843,695 shares classified as broker non-votes.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement dated April 19, 2006 between Nanogen and Amplimedical (1)
4.1	Form of Promissory Note (2)
31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on May 5, 2006.
(2)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 5, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOGEN, INC.

Date: August 9, 2006	/s/ HOWARD C. BIRNDORF
Howard C. Birndorf Chairman of the Board and Chief Executive Officer

Date: August 9, 2006	/s/ ROBERT SALTMARSH
Robert Saltmarsh Chief Financial Officer

NANOGEN, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.