Form 10-Q
period 2007-03-31
NANOGEN INC
filed 2007-05-10
CIK 1030339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-23541

NANOGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0489621 (I.R.S. Employer Identification No.)

10398 Pacific Center Court, San Diego, California (Address of principal executive offices)	92121 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 25, 2007, were as follows:

Class	Number of Shares
Common Stock, $0.001 per share par value	72,465,248

NANOGEN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Sta tements

NANOGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,811	$11,261
Short-term investments	12,443	13,923
Receivables, net	14,649	11,568
Inventories, net	7,462	7,691
Other current assets	2,299	2,058

Total current assets	45,664	46,501
Property and equipment, net	9,307	9,388
Acquired technology rights, net	16,999	17,894
Restricted cash	2,028	5,131
Other assets	1,246	1,312
Goodwill	38,853	39,027

Total assets	$114,097	$119,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,968	$13,395
Acquisition payable, secured by letter of credit	—	2,061
Deferred revenue	3,267	3,376
Assigned royalty interests obligation	2,268	3,447
Common stock warrants	1	11
Current portion of debt obligations	3,851	3,590

Total current liabilities	22,355	25,880
Debt obligations, less current portion	453	535
Debt obligation of variable interest entity (Note 6)	10,653	9,941
Sponsored research payable	4,851	4,851
Long-term assigned royalty interests obligation	17,011	15,529
Other long-term liabilities	2,262	2,304

Total long-term liabilities	35,230	33,160
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at March 31, 2007 and December 31, 2006; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value, 135,000,000 shares authorized at March 31, 2007 and December 31, 2006; 72,465,248 and 67,468,252 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	73	68
Additional paid-in capital	438,167	429,971
Accumulated other comprehensive loss	(1,009)	(956)
Capital deficit in consolidated variable interest entity, net	(7,373)	(7,373)
Accumulated deficit	(372,575)	(360,726)
Treasury stock, at cost, 416,027 shares at March 31, 2007 and December 31, 2006	(771)	(771)

Total stockholders’ equity	56,512	60,213

Total liabilities and stockholders’ equity	$114,097	$119,253

See accompanying notes.

NANOGEN, INC.

C ONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues:
Product sales	$6,084	$2,122
License fees	1,241	1,814
Contracts and grants	2,328	416

Total revenues	9,653	4,352
Costs and expenses:
Cost of product sales (excluding amortization of purchased intangibles)	4,830	2,239
Research and development	6,512	6,260
Selling, general and administrative	8,853	7,369
Amortization of purchased intangible assets	767	560

Total costs and expenses	20,962	16,428

Loss from operations	(11,309)	(12,076)
Other income (expense):
Interest income	538	351
Interest expense	(1,062)	(171)
Other expense	(28)	(97)
Warrant valuation adjustment	10	(25)
Gain (loss) on foreign currency translation	2	(3)

Total other income	(540)	55

Net loss	$(11,849)	$(12,021)

Net loss per share—basic and diluted	$(0.17)	$(0.21)

Number of shares used in computing net loss per share—basic and diluted	70,496	56,340

See accompanying notes.

NANOGEN, INC.

CONDENSED CONSOLIDAT ED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(11,849)	$(12,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,803	1,349
Other asset impairment and non-cash charges	98	28
Loss on disposal of fixed assets	1	—
Accretion related to short-term investments	20	49
Foreign currency transactions gain	(2)	(3)
Stock-based compensation expense	1,132	1,446
Warrant valuation adjustment	(10)	25
Increase (decrease) in cash caused by changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables, net	(3,081)	(358)
Inventories, net	229	(717)
Other current and long-term assets	(241)	264
Accounts payable and accrued liabilities	253	82
Deferred revenue and other long-term liabilities	(109)	59

Net cash used in operating activities	(11,756)	(9,797)

Investing activities:
Purchase of short-term investments	(12,242)	(9,100)
Proceeds from sale and maturities of short-term investments	13,700	15,409
Acquisition of business, net of cash acquired	(2,001)	(5,591)
Proceeds from the conversion of restricted cash to cash	3,103	—
Purchase of equipment and technology rights	(746)	(504)

Net cash provided by investing activities	1,814	214

Financing activities:
Principal payments on capital lease obligations	(179)	(215)
Proceeds from capital lease obligations	62	70
Proceeds from factoring receivables	296	—
Principal payments on assigned royalty interests obligation	(419)	—
Proceeds from debt obligations of variable interest entity	712	970
Issuance of common stock	7,069	15,043

Net cash provided by financing activities	7,541	15,868

Effect of exchange rate changes	(49)	(157)

Net increase (decrease) in cash and cash equivalents	(2,450)	6,128
Cash and cash equivalents at beginning of period	11,261	6,194

Cash and cash equivalents at end of period	$8,811	$12,322

See accompanying notes.

NANOGEN, INC.

NOTES TO CONDENSED CONSOLID ATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2007

1. Summary of Significant Accounting Policies

Organization and Business Activity

Nanogen, Inc. was incorporated in California in November 1991 and, in November 1997, was reincorporated in Delaware, as well as all of our consolidated subsidiaries. We are in the business of developing, manufacturing, and selling advanced diagnostic products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of March 31, 2007, condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 are unaudited, but include all adjustments (consisting of normal recurring adjustments, except for the purchase of Spectral’s point of care asset which is discussed herein) which in the opinion of management are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2007 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Nanogen, Inc. Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and revenues and related disclosures at the date of the financial statements, and the amounts of revenues and expenses reported during the period. We regularly evaluate estimates and assumptions related to royalty revenue, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

We sell molecular testing platforms as either (i) a direct sale or (ii) under a reagent rental arrangement.

(i)	Direct sales

We recognize revenue from the direct sale of molecular testing platforms to end users or distributors after we receive a purchase order, have shipped the instrument and title has passed to the customer (f.o.b. shipping point in the United States or Delivery Duty Paid at the customer’s site in Europe) and collection is reasonably assured. In transactions where a right-of-return exists, revenue is deferred until acceptance has occurred and the period for the right-of-return has lapsed. The costs of product sales related to a sold instrument are recorded in the period in which the corresponding revenue is recognized. Through March 31, 2007, we have not entered into any sales transactions where rights-of-return exist.

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

Revenue from ASRs, real time PCR reagent products and point-of-care diagnostic tests is recognized when we receive a purchase order, have shipped the product and title has passed to the customer (f.o.b. shipping point in the United States or Delivery Duty Paid at the customer’s site in Europe) and collection is reasonably assured. In transactions where a right-of-return exists, we defer our revenue recognition until the customer has accepted our product and the right-of-return period has lapsed. As of March 31, 2007, we have not entered into any sales transactions where rights-of-return exist.

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

Royalty payments that are based on product sales by the licensees are generally not finalized until the licensee has completed their internal computations of the royalties due and/or remitted their cash payment. However, we will recognize revenue tied to third party sales on an accrual basis if information is available to enable us to reasonably estimate the royalty due to us. In certain situations we may not be able to receive information on licensee product sales on a timely basis or have adequate history with the licensed product line that will allow us to reasonably estimate the amount of royalty revenue to be recognized in the quarter the third party sales took place. We will not recognize this royalty revenue until we are able to reasonably ensure that we have reliable information, which may be in a subsequent period. Therefore, we could experience fluctuations in revenues from quarter to quarter depending on the timing of the receipt of third party sales reports or cash payments, or from the true-up of the prior quarterly revenue estimate.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we periodically assess certain of our long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates the carrying values of the assets may not be recovered. An impairment occurs when the undiscounted cash flows expected to be generated by an asset are less than its carrying amount. The loss is measured as the amount by which the asset’s carrying value exceeds its fair value, and is recorded as a reduction in the carrying value of the related asset and a charge to operating expense. We had no impairment losses in the three months ended March 31, 2007 and 2006.

Net Loss per Share

We compute net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” We compute basic net income (loss) per share by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, and in the periods they are dilutive, common equivalent shares for outstanding stock options and warrants is computed using the treasury stock method. The weighted average common shares outstanding during the period do not include those shares issued pursuant to the exercise of stock options prior to vesting. In loss periods, common stock equivalents are excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

Adoption of FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. There are no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, the Company recognized no decrease in deferred tax assets or in the valuation allowance. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended December 31, 2006 and 2005, the Company has not recognized any significant interest or penalties. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the U.S., foreign, and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $148.6 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes resulting from past financings or that could occur in the future. We have not yet determined whether such an ownership change has occurred; however, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses and research and development credits. When this project is completed, the Company plans to update their unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

2. Purchase of Assets

On February, 6 2006 and May 1, 2006, we completed the acquisition of the rapid cardiac immunoassay test business from Spectral Diagnostics Inc. (“Spectral”), and the diagnostics division of Amplimedical S.p.A. (“Amplimedical”), respectively. The operations of both of these businesses are consolidated beginning on their acquisition dates.

3. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires us to report, in addition to net loss, comprehensive loss and its components. A summary is as follows (in thousands):

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Comprehensive loss:
Net unrealized gain / (loss) on short-term investments and other investments	$(4)	$32
Foreign currency translation adjustment	(49)	(157)
Net loss	(11,849)	(12,021)

Comprehensive loss	$(11,902)	$(12,146)

4. Commitments and Contingencies

Hitachi, Ltd.—Purchase Commitment

We have a manufacturing agreement with Hitachi, Ltd. (“Hitachi”) that requires certain minimum purchase commitments for the second generation multiplexed instrument platforms from Hitachi. As of March 31, 2007, we have commitments to purchase approximately $0.9 million in second generation microarray instrument platforms through December 2007. At March 31, 2007, based upon current and estimated forecasted demand, our purchase commitment with Hitachi is within our projected usage levels.

Restricted Cash

We have restricted cash representing cash, cash equivalents and short term investments pledged in lieu of cash deposits primarily for facility lease deposits and, in 2006, for acquisition related payables. The restricted cash balance is approximately $2.0 million and $5.1 million at March 31, 2007 and December 31, 2006, respectively.

Litigation

We may be subject to potential liabilities under various claims and legal actions that may be asserted. These matters may arise in the ordinary course and conduct of our business, as well as through acquisitions, and some may be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities and as of March 31, 2007 we have no significant accrual for any pending claims.

5. Variable Interest Entity

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

Included in our consolidated balance sheet at March 31, 2007 and December 31, 2006 were the net liabilities (in thousands) of Jurilab:

	March 31, 2007	December 31, 2006
	(Unaudited)	(unaudited)
Cash	$265	$743
Restricted cash	668	660
Other assets	627	589
Deferred revenues	(2,387)	(2,639)
Debt obligations	(10,653)	(9,941)
Other long-term liabilities	(886)	(921)

Net liabilities	$(12,366)	$(11,509)

Consolidation of Jurilab’s results of operations included the following:

	Three months ended,
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
Net sales	$281	$4
Cost of product sales	—	(59)
Research and development expense	(937)	(968)
Other expense	(64)	(50)

Net loss	$(720)	$(1,073)

6. Financial Statement Details

Receivables

Receivables are comprised of the following (in thousands) as of:

	March 31, 2007	December 31, 2006
	(Unaudited)
Product	$14,685	$10,240
License fees	72	1,369
Contract and grant	88	142

	14,845	11,751
Allowance for doubtful accounts	(196)	(183)

	$14,649	$11,568

Inventories

Inventories include the cost of material, labor and overhead, and are stated at the lower of average cost, determined on the first-in, first-out method, or market. We periodically evaluate our on-hand inventories and make appropriate provisions for any inventories deemed excess or obsolete.

Inventories consist of the following (in thousands) as of:

	March 31, 2007	December 31, 2006
	(Unaudited)
Raw materials	$5,135	$5,190
Work in process	1,690	2,308
Finished goods	4,721	5,061

	11,546	12,559
Reserve for excess and obsolescence	(4,084)	(4,868)

	$7,462	$7,691

Other long-term liabilities

Other long-term liabilities are comprised of the following (in thousands) as of:

	March 31, 2007	December 31, 2006
	(Unaudited)
Jurilab’s long-term liabilities	$886	$922
Deferred rent	734	777
Other	642	605

	$2,262	$2,304

7. Stock Award Activity

Equity Incentive Plans

At March 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $4.1 million, which is expected to be recognized over a weighted-average period of 1.2 years as of the beginning of the fiscal period. Net stock options, after forfeitures and cancellations, granted during the three month period ended March 31, 2007 represented 0.4% of outstanding shares as of the beginning of the quarter. Total stock options granted during the three months ended March 31, 2007 represented 0.2% of outstanding shares as of the end of the quarter.

Stock Option Grants

Employee stock options to purchase approximately 7,428,544 and 7,712,230 shares of common stock during the three months ended March 31, 2007 and December 31, 2006, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earning per share would be anti-dilutive. Approximately 108,775 stock options were granted during the three months ended March 31, 2007, and the weighted average estimated fair value of stock options granted during the same period was $1.14 per share. At March 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $4.1 million, which is expected to be recognized over a weighted average period of 1.2 years. In the three month period ended March 31, 2007, $30,000 in share-based compensation expense was capitalized as inventory overhead.

Share-Based Payments

Total share-based compensation expense was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Cost of product sales	$87	$62
Research and development	272	400
Selling, general and administrative	773	984

Total stock-based compensation expense	$1,132	$1,446

Restricted Stock Units

On July 29, 2005, we granted 402,250 restricted stock units to certain employees under the 1997 plan at a fair value of $4.40 per restricted stock unit. The restricted stock unit grants have a two year cliff vesting period and on July 29, 2007 these restricted stock units will become convertible into our common shares. In the three months ended March 31, 2007 this resulted in $218,000 in amortization of stock based compensation which is included in loss from operations.

On December 12, 2006, we granted 300,000 restricted stock units to certain employees under the 1997 plan at a fair value of $2.09 per restricted stock unit. The restricted stock units vest monthly through December 2008. In the three months ended March 31, 2007, this resulted in $77,000 in amortization of stock based compensation which is included in loss from operations.

As of March 31, 2007, we had 680,500 non-vested restricted stock units outstanding with a weighted-average grant date fair value of $3.38 and an aggregated unrecognized compensation expense of $825,000. In the three months ended March 31, 2007, 6,250 restricted stock units were cancelled.

Performance options

In December 2006, we issued 990,000 performance options to our executives and key members of management. These options vest when these individuals meets specific performance targets and align the interest of our employees with specific internal goals over a wide-range of the company’s operations. We did not recognize any compensation expense associated with these performance options, because we determined that it was unlikely, with our current resources, these individuals could meet their specific performance objectives within the vesting period. Going forward, we will evaluate the probability of each performance option vesting and, if required, begin expensing the fair value of the award. The grant date fair value of each option was valued at $1.77. As a result, as of March 31, 2007, there is an aggregate unrecognized compensation expense of $1.7 million.

Employee Stock Purchase Plan

In 1997, the Board of Directors approved the ESPP, as amended, under which 1.1 million shares of common stock were authorized for issuance. The ESPP permits eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 15% of the employee’s base salary subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair value of the stock at either the beginning of the applicable “offering period” or the last day of the accumulation period. Each offering period is 24 months, with new offering periods commencing every six months, and an accumulation period is six months in duration. During the three months ended March 31, 2007, no shares were issued under the ESPP plan. As of March 31, 2007, approximately 342,641 shares were reserved for future issuance.

8. Related Party Transaction

FasTraQ, Inc.

In June 2005, we signed a letter of agreement with FasTraQ, Inc. (“FasTraQ”) for the development of a certain future product. Our Chief Executive Officer and Chairman of the Board, Mr. Birndorf, was in June 2005 and is a director and an investor in FasTraQ. Dr. Dreismann, one of our Board members, joined FasTraQ as its Chief Executive Officer and a director in 2006. In October and December 2005 we amended this letter of agreement. As a result of this agreement and related amendments we made an initial non-refundable payment of $500,000 in 2005 to begin the initial development of this product. As of December 31, 2005 we expensed the initial $500,000. In February 2006, we converted this letter of agreement into two executed contracts, a Development and License Agreement and a Collaboration Agreement. In February 2006, we committed to provide FasTraQ an additional $500,000 in funding based on certain milestones of which $200,000 was paid in 2006. In February 2007, the companies terminated these agreements by mutual agreement.

Consulting Agreement with Board Member

In October 2006, we signed a consulting agreement with Mr. Dreismann, one of our Board members, and the agreement was amended in November 2006. Mr. Dreismann received $15,000 in compensation under this agreement in the three months ended March 31, 2007. Total compensation under the agreement is capped at a maximum of $60,000 over the life of the agreement.

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

9. Stock Transaction

In May 2006, we entered into an equity financing agreement with Azimuth Opportunity Ltd. (“Azimuth”), pursuant to which Azimuth agreed to purchase, subject to certain limitations and closing conditions, up to $25 million of our common stock over the subsequent eighteen months. These purchases were made pursuant to the June 2005 shelf registration statement. On July 11, 2006, under our equity financing agreement with Azimuth we issued 2,524,130 shares at an aggregate purchase price of $4.0 million or approximately $1.58 per share. We received net proceeds of approximately $3.9 million after deducting our offering expenses. On September 20, 2006, under this agreement we issued 833,333 shares at an aggregate purchase price of $1.5 million or approximately $1.80 per share. We received net proceeds of approximately $1.47 million after deducting our offering expenses.

On February 1, 2007, we agreed with Azimuth to terminate our equity financing agreement.

On February 5, 2007, we entered into a placement agency agreement with Ascendiant Securities, LLC (Ascendiant) relating to the offering of stock pursuant to an effective shelf registration statement. Under the placement agency agreement, Ascendiant agreed to act as our placement agent in connection with the issuance and sale of our common stock and warrants to purchase shares of common stock to certain institutional investors. We paid a placement agent fee of 5% of the gross cash proceeds of the offering. Under this agreement and related purchase agreements with the investors, we sold 4,916,667 shares of our common stock and 983,333 warrants to purchase a share of our common stock for net proceeds of approximately $7.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. To the extent statements in this report involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, level of activity, performance or achievements expressed or implied by any forward-looking statement. These risks and uncertainties include those discussed herein under Part II, Item 1a. “Risk Factors” below. We assume no obligation to update any forward-looking statements. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and Notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide the reader a clear and straightforward understanding “through the eyes of management” of our operations and present business conditions. When used in this management discussion, the terms “Nanogen,” “Company,” “we,” “us,” or “our” mean Nanogen, Inc. and its subsidiaries. MD&A is provided as a supplement to and should be read in conjunction with our annual report on Form 10-K, and our quarterly condensed consolidated financial statements and the accompanying notes. This overview summarizes information within the MD&A, which includes the following sections:

•	Summary—an executive summary of the significant business events that have occurred after January 1, 2007.

•

Our Business—a general description of our business, our technologies and the actions we have taken to develop our business to help the reader better understand our objectives, areas of focus, various strategic investments, relationships and agreements we have entered into after January 1, 2007.

•

Results of Operations—an analysis of our consolidated results of operations for the three months ended March 31, 2007 and March 31, 2006, as presented in our condensed consolidated financial statements, to provide the reader information about trends and material changes in revenues and expenditures.

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

Summary:

Subsequent to December 31, 2006, the following significant business developments occurred:

•

On April 17, 2007 we announced submission of a 510(K) application to the Food and Drug Administration related to our Cystic Fibrosis Kit and NanoChip 400 microarray system. The Cystic Fibrosis Kit is intended to be used for carrier testing in adults of reproductive age, as an aid in newborn screening, and in confirmatory diagnostic testing in newborns and children.

•

We began substantial work on the $4.5 million contract awarded in December 2006 by the Centers for Disease Control and Prevention (CDC) to develop a diagnostic assay for the flu. The goal is a low cost, high sensitivity point-of-care immunoassay that detects both seasonal flu and avian flu. HX Diagnostics will commercialize the product upon approval. The current award of $4.5 million funds the first two phases of a five-phase development project. If all five phases are funded by the CDC, the award can total about $12.5 million.

•

In the three months ended March 31, 2007, we used $11.7 million in cash in operating activities, which was primarily a result of the costs associated with the development of unique solutions for the clinical, research and point-of-care markets and the execution of our multi-product commercialization strategy. We believe we will continue to use cash and have quarterly net losses for at least the next year until our product offerings gain traction in the market place and begin to generate a return on investment. To continue to fund our commercialization strategy, on February 5, 2007, we entered into a placement agency agreement with Ascendiant Securities, LLC (Ascendiant) relating to the offering of stock pursuant to an effective shelf registration statement. Under the placement agency agreement, Ascendiant agreed to act as our placement agent in connection with the issuance and sale of our common stock and warrants to purchase shares of common stock to certain institutional investors. We paid a placement agent fee of 5% of the gross cash proceeds of the offering. Under this agreement and related purchase agreements with the investors, we sold 4,916,667 shares of our common stock and 983,333 warrants to purchase a share of our common stock for net proceeds of approximately $7.1 million.

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

Molecular Reagents (Reagents, ASRs, Custom Assays and Test Kits)

Point-of-Care Tests (Test Kits and Instruments)

Advanced genetic markers

As illustrated above we have four categories of advanced diagnostic technologies: 1) molecular testing platforms 2), molecular reagents 3) point-of-care tests and 4) advanced genetic markers.

1)	Molecular Testing Platforms (Instrumentation)

For our customers that need to develop or perform more complex testing than is available with real-time instruments, we have developed the second generation NanoChip®400 system and the Molecular Biology Workstation. These systems are based on our proprietary “lab on a chip” detection technology that allows testing for multiple gene markers or mutations on one test site. Using our open system architecture, researchers and research clinical laboratories can readily develop assays to test multiple genetic mutations for multiple patient samples and to perform them on an automated system.

2)	Molecular Reagents (RUO Reagents, ASRs, Custom Assays)

Molecular reagents encompass real-time PCR products and molecular reagents. The real-time products include both custom designed products for the research market and ASRs which are sold to laboratories certified under the Clinical Laboratory Improvement Amendments of 1998 (“CLIA”) to develop, optimize and validate tests for clinical uses. These products are advanced molecular probes that amplify disease specific genetic sequences for analysis or identification in a simple test with rapid turn around. An advantage of our real-time PCR products is its “platform independence” providing us a broader market and customer base. In addition, we believe these products provide us name recognition and complement our current sales and marketing efforts with a wider array of solutions for our customers. The customers for this product line are primarily advanced research and clinical laboratories that test for single markers or mutations in genes. We also offer reagents for more complex testing. These reagents provide the capability of laboratories to test a patient sample against multiple targets. We currently offer reagents for the testing of cystic fibrosis genes (CTFR) and blood clotting (Factor V/II).

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

Our point-of-care tests consist of highly specific tests for identifying proteins that play a role in specific diseases. By identifying the level of specific proteins present in a patient sample, doctors can more accurately diagnose and monitor the progress of specific diseases. Our researchers are developing diagnostic products that focus on congestive heart failure, stroke and traumatic brain injury. We believe our technologies will help move many of these tests from the clinical reference lab to the point-of-care settings such as the emergency room. On February 6, 2006, with our acquisition of Spectral’s point-of-care assets, we acquired several revenue generating rapid cardiac immunoassay tests that broadened our menu of products available for point-of-care customers. The acquired products include rapid tests for levels of CKMB, Myoglobin and Troponin, all of which are frequently used in cardiac care. In addition, we acquired the ability to manufacture these and other point-of-care products.

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

License fee and royalty income: Developments

In January 2006, we renegotiated our contract with Applied Biosystems, Inc. (“Applied Biosystems”), with the underlining patents expiring at various dates between 2010 and 2015. The revised contract maintained minimum quarterly payments through December 31, 2006 and royalties are based on actual sales thereafter. As a result, beginning January 1, 2007, royalties are based on actual sales. These sales are not reported to us from Applied Biosystems until subsequent to the reporting for the related quarter. We have accrued royalty revenue based on our knowledge of the underlying product and the history we have developed related to such product royalties. Actual amounts may vary from these estimates and will be trued up in the following quarter. Although we expect this relationship to continue into the foreseeable future this contract can be terminated with a 180 day notice.

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

Calendar year ending	Minimum payment (in thousands)
2007 (remainder)	$3,225
2008	4,820
2009	5,200
2010	5,410
2011	5,374

Total	$24,029

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

Amplimedical

On May 1, 2006, we completed the acquisition of the diagnostic division of Amplimedical which is a manufacturer and distributor of molecular diagnostic products, based in Italy, for approximately $9.9 million.

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

In May 2006, we entered into a collaboration agreement with Jurilab, where Jurilab would identify and validate new prognostic markers for Type II diabetes with certain milestone payments of up to approximately $1.2 million. Through March 31, 2007, we paid Jurilab approximately $715,000 for the completion of certain milestones.

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

FDA regulations: Developments

In April, 2007 we submitted a 510(K) application to the Food and Drug Administration (FDA) related to our Cystic Fibrosis Kit and NanoChip 400 microarray system. The Cystic Fibrosis Kit is intended to be used for carrier testing in adults of reproductive age, as an aid in newborn screening, and in confirmatory diagnostic testing in newborns and children.

Our micro-array instrumentation is to be used only for research purpose, whereas our ASR and real-time PCR products are to be used by CLIA-certified laboratories when developing and validating their own diagnostic tests. When we begin to distribute and manufacture products for non-CLIA laboratories and point-of-care customers, we are subject to additional FDA requirements such as pre-market applications.

In March 2006, we received FDA clearance to begin marketing our plasma based NT-proBNP congestive heart failure product for use on human plasma. For the larger point-of-care market, our NT-proBNP congestive heart failure product for use on human whole blood remains under development.

In August 2005, we received an untitled letter from the Office of In Vitro Diagnostic Device Evaluation and Safety (OIVD), a division of the FDA. The letter described the OIVD’s concerns that the microarray NanoChip® systems and certain related ASRs might be construed as a closed system and therefore a medical device that requires a pre-market application. During the first quarter of 2006 we met with the FDA and made certain changes in our marketing materials and sales approach. In September 2006, the FDA published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” setting forth the FDA’s interpretation of the regulations governing the sale of ASR products. Subsequently, we received a second letter from the OIVD in which the FDA asserted that our microarray and multiplexed reagents require FDA pre-market review. In November 2006, we met with the FDA to discuss the second letter. Subsequently, we have revised our labeling for the microarray NanoChip®400 system to reflect it’s for “Research Use Only”. We believe that our microarray NanoChip® systems and ASR products are not subject to FDA pre-market review. If there is an unfavorable decision by the FDA in these matters, it could adversely impact sales of our ASRs to clinical laboratories in the United States.

Other

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

Hitachi manufactures our NanoChip® systems and we manufacture the majority of our consumable products in our manufacturing facility in San Diego, California.

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

Fluctuations:

We anticipate that our results of operations will fluctuate on a quarterly and annual basis and will be difficult to predict. The timing and degree of fluctuations will depend upon several factors, including those discussed under Part II, Item 1a “Risk Factors”. In addition, the timing of orders from distributors and the mix of sales between our product lines could affect our results of operations. We cannot assure you that we will be able to achieve revenue growth on a quarterly or annual basis.

Results of Operations

For the quarters ended March 31, 2007 and 2006

Revenues

The following table summarizes our revenues for the quarter ended March 31, 2007 and 2006 (in thousands):

	For the three months ended March 31,
	2007	2006	Difference
Product sales	$6,084	$2,122	$3,962
License fee and royalty income	1,241	1,814	(573)
Contracts and grant	2,328	416	1,912

Total	$9,653	$4,352	$5,301

•

Product sales revenue is primarily generated from real-time PCR products (both custom and proprietary tests), a portfolio of rapid cardiac immunoassay point-of-care tests (cardiac tests), molecular testing instruments (NanoChip® systems) and various ASRs. The increase in product sales revenue in the first quarter of 2007 as compared to the first quarter of 2006 occurred in multiple product lines with a significant increase due to the acquisition of Amplimedical in May 2006 that was not included in first quarter results that year.

The future: We expect revenue to continue to increase in the remainder of 2007 as compared to 2006 when we record a full year of sales revenue from Amplimedical. In addition to this acquired revenue, we expect increases in revenue from our advanced diagnostic instruments and our internally developed diagnostic products. However, this may be impacted by the U.S. FDA requiring regulatory clearance for certain of our reagents.

We do not expect any significant revenue from our initial NT-proBNP plasma based congestive heart failure test that received a 510(k) clearance from the FDA. The related NT-proBNP whole blood test, which remains in development, will significantly expand the potential market and revenue generating capability of the product if cleared with the FDA.

•

License fee and royalty revenue is generated by licensing our intellectual property rights to third parties. The reason license fees and royalty income decreased in the first quarter of 2007 as compared to the first quarter of 2006 was primarily due to decrease in license payments from two expired agreements and a third agreement with Applied Biosystems, Inc. (Applied Biosystems) for their right to manufacture and sell our TaqMan® 5’-nuclease real-time PCR. An additional licensing agreement with ABI for patents expiring at various dates between 2010 and 2015 remains in place.

The future: Royalties from Applied Biosystems are based on actual sales. From our review of the sales trends of products under this license agreement, we expect that future royalty revenue will remain at similar levels as seen in 2006. On September 29, 2006, we entered into an agreement with Drug Royalty Trust (“DRT”) where we assigned the rights associated with this royalty agreement from July 2006 through December 2011 to DRT for a $20 million upfront payment in cash. Going forward we will not receive any cash from this license agreement until 2012 unless actual sales exceed certain annually agreed upon thresholds. We recognized this payment as assigned royalty interests obligation and will continue to recognize revenue quarterly based on actual royalties under the Applied Biosystems agreement. We will amortize the assigned royalty interests under the DRT agreement quarterly through December 2011.

Although we expect our relationship with Applied Biosystems to continue into the foreseeable future this contract may be terminated by Applied Biosystems with a 180 day notice.

In addition, with our growing intellectual property profile of 171 U.S. patents and with our relationship with Jurilab, LTD, we are continuing to evaluate royalty and licensing opportunities and we may choose to license other intellectual property in the future, if we believe the terms and conditions are acceptable.

•

Contracts and grants revenue represents nonrefundable payments by various federal, state and private agencies for our research and development efforts awarded through contracts and grants. Contracts and grants revenue is recorded as the costs and expenses to perform the research are incurred, if the amount is reasonably commensurate with the effort expended and collection of the payment is reasonably assured. Under certain arrangements where funding is provided contractually on a scheduled basis, revenue is recorded ratably over the term of the arrangement. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. The increase in contract and grant revenue in the first quarter of 2007 as compared to the first quarter of 2006 was primarily related to additional revenue generated from the U.S. Centers for Disease Control and Prevention (“CDC”) grant with no comparable award in the first quarter of 2006.

The future: The recognition of revenue under contracts and grants may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year depending on the timing and quantity of agreements and contracts. On December 4, 2006 we announced we were awarded a $4.5 million contract from the CDC. The current award is for the first two phases of a five-phase development project. If we are awarded all five phases, the award may total approximately $12.5 million over the next two to three years.

Cost and expenses

Cost of product sales (in thousands):

	For the three months ended March 31,
	2007	2006	Difference
Cost of product sales	$4,830	$2,239	$2,591

•

Cost of product sales relates to the expenses associated with manufacturing our products. These expenses include the materials, labor, and various overhead costs required to build our products. Included in our overhead expenses are charges for excess capacity. The increase in the cost of product sales in the first quarter of 2007 as compared to the same period in 2006 primarily related to increased product sales arising from the acquisition of the Amplimedical product line related manufacturing costs on May 1, 2006.

Following the commercial launch of the second generation molecular testing platform, we converted a significant portion of our San Diego, California, product development facilities to a manufacturing and assembly facility, in late 2005. This was reflected in changes to our inventory overhead model, and as a result, beginning January 1, 2006 we incurred an additional excess capacity charges that was previously expensed into research and development. In the first quarter of 2007, we incurred an additional $601,000 in excess capacity charges as compared to $390,000 incurred in the same period of 2006.

The future. For the remainder of 2007 we expect our cost of product sales to increase as compared to 2006 as a result of both organic sales growth as well as including a full year of Amplimedical’s product sales and manufacturing costs. We also expect to continue to incur excess production capacity within our manufacturing facilities while we work to build demand for our second generation molecular testing system and ASRs. In addition, our second generation molecular testing system has a lower selling price per unit; therefore, our gross margins depend on the number of units sold or rented and the number of higher margin test kits to absorb our fixed overhead costs.

Research and development expenses (in thousands):

	For the three months ended March 31,
	2007	2006	Difference
Research and development	$6,512	$6,260	$252

•

Research and development relates to the expenses associated with our efforts to develop advance molecular diagnostics products for commercialization and the expenses incurred while conducting reimbursable research and development under contractual agreements with various federal, state and private entities. Although we began substantial work on the CDC contract in the current quarter, research and development costs remained at similar levels as existing resources were redeployed on this project.

The future. As a part of our continual focus on narrowing our losses and working towards positive cash flows from operations, we plan to reduce costs in research and development expenditures that are not funded by contracts or grants.

Selling, general and administrative expenses (in thousands):

	For the three months ended March 31,
	2007	2006	Difference
Selling, general and administrative	$8,853	$7,369	$1,484

•

Selling, general and administrative expenses relates to the costs associated with promoting and selling our products and the administrative costs required to support our company’s operations. The increase in selling, general and administrative expenses in the first quarter of 2007 as compared to the same period of 2006 was primarily related to the acquisition of the Spectral and Amplimedical on February 6, 2006 and May 1, 2006, respectively, resulting in additional sales and administrative operating costs.

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

Amortization of purchased intangible assets (in thousands):

	For the three months ended March 31,
	2007	2006	Difference
Amortization of purchased intangible assets	$767	$560	207

•

Amortization of purchased intangibles is our effort to match the benefits of the intellectual property we have acquired with current period expenses. The increase in the amortization of purchased intangible assets in the first quarter of 2007 as compared to the same period of 2006 related to additional amortization of $207,000 in acquired identifiable intangible assets when we purchased Spectral’s and Amplimedical’s assets on February 6, 2006 and May 1, 2006, respectively.

The future. We expect this amortization expense to remain consistent at its current level. However, amortization expense may also be impacted by potential future business combinations.

Other income

The following table summarizes our other income for the three months ended December 31, 2007, and 2006 (in thousands):

	For the three months ended March 31,
	2007	2006	Difference
Interest income	$538	$351	$187
Interest expense	(1,062)	(171)	(891)
Other expense	(28)	(97)	69
Warrant valuation adjustment	10	(25)	35
Gain (loss) on foreign currency translation	2	(3)	5

Total other income	$(540)	$55	$(595)

•	The increase in interest expense from 2006 to 2007 is the result of the $20 million assignment of royalty obligations made to DRT.

Liquidity and capital resources

Short-term and long-term liquidity

At March 31, 2007 we have cash and cash equivalents and short-term investments, available for sale of approximately $21.2 million. We expect that our access to financing combined with our existing capital resources, anticipated product revenues, license fees and contract and grant funding will be sufficient to support our planned operations, at least through the next twelve months. As we continue to consume cash and have quarterly net losses we are required to make significant assumptions about our operating cash requirements and our ability to continue to raise capital to finance our on-going operations. We assume that we will have the ability to sell a sufficient amount of securities to investors to continue our strategy of expanding our product pipeline by acquiring companies or assets and supporting our on-going internal product development. Without access to this financing, or financing on terms acceptable to us, we will have to cease or curtail operations and product development that may materially alter our current business strategy.

The following is a summary of our key liquidity measures as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006	Difference
Cash and cash equivalents	$8,811	$11,261	$(2,450)
Short-term investments, available for sale	12,443	13,923	(1,480)

Total cash and cash equivalents and short-term investments, available for sale	$21,254	$25,184	$(3,930)

Current assets	$45,664	$46,501	$(837)
Current liabilities	(22,355)	(25,880)	3,525

Working capital	$23,309	$20,621	$2,688

Our cash and cash equivalents and short-term investments, available for sale decreased by $3.9 million, while our working capital increased by $2.6 million, at March 31, 2007 as compared to December 31, 2006. Increase in working capital was primarily due to accounts receivables from the CDC and accounts receivable recorded by Amplimedical. In December 2006, we obtained a revolving working capital debt facility for up to $5.2 million secured by the Amplimedical accounts receivables. As of March 31, 2007, we had borrowed $3.2 million under the agreement. Decrease in cash and cash equivalents and short term investments, available for sale, was primarily due cash receipts from revenues and capital financing of $7.5 million in February 2006, offset by the cash used in our on-going research and business development efforts. In addition, we have been using cash to support the businesses we acquired in 2006 and 2004. We believe we will continue to consume cash and have quarterly net losses at least through the remainder of the year. We have negative cash flows from operations since inception and do not expect to generate positive cash flows to fund our operations until we generate significant revenues from our product offerings and/or begin generating a return on our intellectual property. Going forward, we believe we can use less cash as we work to increase sales revenues from our various product lines while maintain expense at current levels.

From inception to March 31, 2007, we have financed our operations primarily by:

•	Issuing our stock and warrants

•	Generating revenues

•	Assignment of certain royalty interests to DRT

•	Financing our trade receivables

•	Obtained cash through our acquisition of Epoch

•	Using proceeds from our litigation settlement with CombiMatrix

•	Obtaining a modest amount of capital equipment long-term financing

•	Reimbursement from federal, state and private agencies for certain research and development projects.

We invest excess funds in short-term investments that are classified as available-for-sale. We believe that it is important to maintain a significant amount of cash and short-term investments on hand to ensure that we have adequate resources to fund future research and development, provide working capital and assuage legal risks and challenges to our business model.

Cash used in operating, investing and financing activities for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	March 31, 2007	March 31, 2006
Net cash used in operating activities	$(11,756)	$(9,797)
Net cash provided by investing activities	1,814	214
Net cash provided by financing activities	$7,541	$15,868

Operating activities

Net cash used in operating activities for the three months ended March 31, 2007 and 2006 primarily related to our net losses and changes in working capital. The increase in cash used in operating activities in first quarter of 2007 as compared to the same period of 2006 primarily related to additional on-going operational costs after our acquisitions of Spectral and Amplimedical, as well as the additional impact on working capital for the increase in accounts receivable at Amplimedical due to the long collection cycle which is considered normal for Italian healthcare market. The collection cycle at Amplimedical is considered normal in the Italian healthcare market where the majority of the sales have taken place.

Investing activities

Net cash provided by investing activities in the three months ended March 31, 2007 and 2006 primarily related to net proceeds from the sale of short-term investments, which was offset by the purchase of fewer short-term investments (i.e. we utilized short-term investments to fund our operating and financing activities). Net cash provided by investing activities increased in the three months ended March 31, 2007 as compared to the same period of 2006 primarily due to lower acquisition costs, offset by more purchases of short term investments in the first quarter of 2007. In the first quarter of 2007 we paid $2.0 million as part of the final payment for the acquisition of Amplimedical’s assets as compared to $5.6 million paid in the first quarter of 2006 for the acquisition of Spectral’s assets.

Capital spending is essential to our product innovation initiatives and maintaining our operational capabilities. Therefore in the first quarter of 2007 and 2006 we used cash to purchase $746,000 and $504,000, respectively, in property and equipment to support the development of our product lines.

Financing activities

Due to our negative cash flows from operations, we remained dependent on equity financing or other sources of non-dilutive financing to fund our operations.

To continue to fund our commercialization strategy, on February 5, 2007, we entered into a placement agency agreement with Ascendiant Securities, LLC (Ascendiant) relating to the offering of stock pursuant to an effective shelf registration statement. Under the placement agency agreement, Ascendiant agreed to act as our placement agent in connection with the issuance and sale of our common stock and warrants to purchase shares of common stock to certain institutional investors. We paid a placement agent fee of 5% of the gross cash proceeds of the offering. Under this agreement and related purchase agreements with the investors, we sold 4,916,667 shares of our common stock and 983,333 warrants to purchase a share of our common stock for net proceeds of approximately $7.1 million.

Significant equity financing activities

In June 2005, we filed a shelf registration statement with the Securities and Exchange Commission that allowed us to raise up to $60.0 million in equity transactions. On May 9, 2006, we filed a 462(b) registration statement with the Securities and Exchange Commission to increase our available funding under this shelf registration statement as of May 9, 2006 by approximately $4.0 million.

The following table illustrates our financing under the June 2005 shelf registration statement:

Date of Financing	Number of Shares	Issuance Share Price	Proceeds, Net (in million)
September 2005	6.8 million shares	$2.94	$18.8
September 2005	1.0 million warrants	$4.00	—
March 2006	5.7 million shares	$2.65	15.0
July 2006	2.5 million shares	$1.58	3.9
September 2006	0.8 million shares	$1.80	1.5
February 2007	4.9 million shares	$1.54	7.2
February 2007	1.0 million warrants	$1.85	—

Total shares and warrants issued:	22.7 million	Total proceeds:	$46.4

•

In the three months ended March 31, 2006, we issued approximately 51,000 shares of common stock to our employees under stock options plans and received in net proceeds of approximately $72,000. There were no shares of common stock issued our employees in the first quarter of 2007.

Significant non-dilutive financing activities

•	In September 2006, we entered into an agreement where we assigned certain rights associated with a royalty agreement from July 2006 through December 2011 for a $20.0 million upfront payment in cash.

•	In December 2006, we obtained a revolving working capital debt facility for up to approximately $5.2 million secured by our Italian accounts receivables.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of inventory, intangible assets and investments, income taxes, and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We consider an accounting estimate and policy to be critical if: 1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or the use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We believe that the following critical accounting policies and assumptions may involve a higher degree of judgment and complexity than others. There were no material changes in the critical accounting policies or estimates from those at December 31, 2006.

Valuation of Goodwill

We have recorded as assets $38.9 million of goodwill in our March 31, 2007 consolidated financial statements related to our acquisitions of Amplimedical and Spectral in 2006 and our acquisitions of SynX Pharma and Epoch Biosciences in 2004. We used significant estimates and assumptions to determine the value of these assets. In many cases we use a third party to perform a valuation analysis on these assets, while we review their assumptions, calculations and conclusions for reasonableness and accuracy.

We test goodwill for possible impairment on an annual basis. This testing requires that we make judgments to identify our reporting units and that significantly affects our valuation analysis. In addition, we test goodwill for possible impairment if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. We assess potential impairments to goodwill assets when there is evidence that events or circumstances indicate that the recorded value of an asset (the carrying amount) may not be recovered. These assessments are based on judgments and estimates of the materiality of various on-going events and circumstances related to the asset. Indicators of impairment may include, but are not limited too:

•	a significant adverse change in legal factors or in the business climate;

•	a significant decline in our stock price or the stock price of comparable companies;

•	a significant decline in our projected revenue or earnings growth or cash flows;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	a loss of key personnel; and

•	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of

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

Valuation of intangible and other long-lived assets

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

Revenue Recognition

We recognize revenue principally from real-time PCR products (both custom and proprietary tests), molecular testing platforms (the NanoChip® systems), ASRs, cardiac tests, sponsored research, contract and grant agreements and from license and royalty fees for intellectual property. Each element of revenue recognition requires a certain amount of judgment to determine if the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) delivery has occurred or services have been rendered; iii) the seller’s price to the buyer is fixed or determinable; iv) collectibility is reasonably assured, and v) both title and the risks and rewards of ownership are transferred to the buyer. We are required to make more significant estimates involving our recognition of revenue from license and royalty fees, than from revenue generated from our products sales and contracts and grant agreements. Our license and royalty fees revenue estimates depend upon on our interpretation of the specific terms of each individual arrangement and our judgment to determine if the arrangement has more than one deliverable and how each of these deliverables should be measured and allocated to revenue. In addition, we have to make significant estimates about the useful life of the technology transferred to determine when the risk and rewards of ownership have transferred to the buyer to decide the period of time to recognize revenue. In certain circumstances we are required to make judgments about the reliability of third party sales information and recognition of royalty revenue before actual cash payments for these royalties have been received. In addition, if we believe sufficient current facts are known and we have historical experience, we may estimate royalty revenue on an accrual basis.

Inventory and related reserves

We have a history of writing down the value of our inventory due to lack of market demand. We have approximately $4.1 million of inventory reserves as of March 31, 2007, with a net ending inventory balance of approximately $7.5 million. Given the inherent unpredictability of demand for new product lines, we were required to make significant estimates about the future demand for this inventory. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

Variable Interest Entities

We provide various forms of funding into other entities for business purposes. Examples of these include our investments into Jurilab and PGx. FIN46R “Consolidation of Variable Interest Entities” requires that we make significant assumptions about these entities ability to generate unrelated additional capital funding and/or revenues. In addition, we are required to make assumptions about the intentions of unrelated parties’ initial and potential future investments to determine if we are required to consolidate or de-consolidate these entities. If any of these facts, circumstances or assumptions changes in the future we maybe required to consolidate or de-consolidate these entities operations.

Income Taxes

We regularly review our established valuation allowance against our potential tax assets that is based on historical taxable income, future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. As of December 31, 2006, our valuation allowance was $148.6 million.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted this statement effective January 1, 2007, which did not result in an adjustment for the net impact of the change in guidance. The Company does not anticipate that the adoption of FIN No. 48 will have a material effect on its statements of income and effective tax rate in future periods.

Share-Based Compensation

Share-based compensation expense is significant to our financial position and results of operations, even though no cash is used for such expense. In determining the period expense associated with unvested options, we estimate the fair value of each option at the date of grant. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS No. 123R. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our valuation methodology, the expected term, expected stock price volatility over the term of the awards, the risk-free interest rate, expected dividends and pre-vesting forfeitures. If any one of these factors changes and we employ different assumptions in the application of SFAS No.123R in future periods, the compensation expense that we record under SFAS No. 123R will differ significantly from what we have recorded in the current period.

Related Party Transaction:

In June 2005, we signed a letter of agreement with FasTraQ, Inc. (“FasTraQ”) for the development of a certain future product. Our Chief Executive Officer and Chairman of the Board, Mr. Birndorf, is a director and an investor in FasTraQ and our newest director, Dr. Heiner Dreismann, became CEO of FasTraQ in 2006. In October and December 2005 we amended this letter of agreement. As a result of this agreement and related amendments we made an initial non-refundable payment of $500,000 in 2005 to begin the initial development of this product. As of December 31, 2005, we expensed the initial $500,000. In February 2006, we converted this letter of agreement into two executed contracts, a Development and License Agreement and a Collaboration Agreement. In February 2006, we committed to provide FasTraQ up to an additional $500,000 in funding based on certain milestones, of which $200,000 was paid in 2006 and expensed into research and development. In February 2007, the companies terminated these agreements by mutual agreement.

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

Interest rate exposure

Our exposure to market risk due to fluctuations in interest rates relates primarily to short-term investments. These short-term investments, reported at an aggregate fair market value of $12.4 million as of March 31, 2007, consist primarily of investments in debt instruments of financial institutions and corporations with strong credit ratings and United States government obligations. These securities are subject to market rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at March 31, 2007, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risk inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer. While we do not always have the intent, we do currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows. Changes in interest rates would affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

The functional currency for our Canadian and Netherlands subsidiaries is the U.S. dollar. The functional currency of our majority owned subsidiary in Italy is the euro. The Italian subsidiary’s accounts are translated from the euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded in accumulated other comprehensive income in the consolidated financial statements included herein. In certain instances, our subsidiaries conduct business with customers and vendors in euros or in other local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European customers and vendors. The net tangible assets of our foreign subsidiaries, excluding intercompany balances, was approximately $13.7 million at March 31, 2007.

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

Litigation

We may be subject to potential liabilities under various claims and legal actions that may be asserted. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions, and some may be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities and as of March 31, 2006 we have no significant accrual for any pending claims. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to us. Although the amount of liability at March 31, 2006, with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial position, results of operation or cash flows.

ITEM 1a.	RISK FACTORS

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

Since our inception, we have incurred cumulative net losses which, as of March 31, 2007, total approximately $372.6 million. Moreover, our negative cash flow and losses from operations will continue for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, which could be significant. The amount and timing of product revenue recognition and cash flow may depend on whether potential customers for the molecular testing platform choose to enter into sales, reagent rentals, cost-per-test or development site transactions. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, acquisition, goodwill or other impairment charges, non-cash stock option expenses, market acceptance of our existing product offerings, and potential other products under development, including the whole-blood CHF product and diagnostics related to infectious disease, the type of acquisition program our potential customers may choose, whether and when new products are successfully developed and introduced by us or our competitors, and the achievement of milestones under our collaborative agreements various government and private agencies. The recognition of revenue under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

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

We will need to raise more money to continue the research and development necessary to further develop our current products to bring our products to market and to further our manufacturing and marketing capabilities. We may seek additional funds through public and private securities offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources. If we can not raise more money, we will have to reduce our capital expenditures, scale back our development of new products, significantly reduce our workforce and seek to license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we will need will depend on many factors, including among others:

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

We are at an early stage of development. As of March 31, 2007, we had only a limited product offering that includes real-time PCR products (both custom and proprietary tests), molecular testing platforms (NanoChip® system), ASRs, and point-of-care diagnostic tests for myocardial infarction and drugs of abuse. Our congestive whole-blood heart failure point of care test remains in development. Most of our ASRs are under development. Our molecular testing platforms and ASRs products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

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

Performance issues with our products may also harm market acceptance of our products and reduce our revenues. During the year ended December 31, 2004, certain clinical laboratories experienced performance issues with our cystic fibrosis analyte specific reagent, CFTR ASR, which negatively impacted our revenue. A new CFTR ASR was introduced in March 2006. We may encounter similar product performance issues, we may not be able to address such issues to the satisfaction of our customers, and they may decide to adopt alternative products.

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

We have entered into two non-binding agreements to provide research services to various units of Fisher Scientific under a collaboration announcement of August 2006 that anticipated up to $5.0 million of funding in each of 2007 and 2008. No projects have been identified for either 2007 or 2008 at this time under this collaboration announcement. There is no guarantee that our collaboration with Fisher Scientific will result in the anticipated funding. Fisher Scientific was acquired by Thermo Electron in November 2006.

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

We may not realize the benefits that we anticipate from our recent acquisitions of the diagnostic division of Amplimedical, the rapid cardiac immunoassay test business of Spectral Diagnostics, Epoch Biosciences, Inc., SynX Pharma Inc. or other acquisitions due to integration and other challenges.

On May 1, 2006, we completed the acquisition of the molecular testing division of Amplimedical S.r.L. On February 6, 2006, we completed the acquisition of the rapid cardiac immunoassay test business of Spectral Diagnostics (“Spectral”). In 2004, we completed the acquisition of SynX Pharma, Inc. (“SynX”) in April 2004 and Epoch Biosciences, Inc. (“Epoch”) in December 2004. In 2007, we expect that the Spectral and SynX product lines will accelerate our entry into the point-of-care market and that the Amplimedical and Epoch acquisitions will broaden our reach in the molecular diagnostic market. However, we cannot be certain that we will achieve these and other benefits which we currently expect from these acquisitions. The process of integrating these and other acquired companies requires, significant efforts and expenditures, including the coordination of information technologies, research and development, sales and marketing, administration and manufacturing. Combining our product offerings with those of acquired companies is a complex and lengthy process involving a number of steps in which we will seek to achieve increasing degrees of integration of our products. Additionally, Amplimedical is located in Italy, Spectral and SynX are located in Canada, Epoch is located in the state of Washington, and because our facilities in San Diego, California are or may be physically separated from facilities of other companies we acquire, it may be difficult for us to communicate effectively with, manage and integrate these employees and operations with the rest of the Company. If we are not able to integrate the operations of these acquired companies and businesses successfully, we may not be able to meet our expectations of future results of operations.

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

In addition, several development-stage companies are currently making or developing products that compete with or will compete with our potential products. Our competitors may succeed in developing, obtaining clearance/approval from the FDA or marketing technologies or products that are more effective or commercially attractive than our current or potential products or that render our technologies and current or potential products obsolete.

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

We have opposed one allowed European patent granted to Oxford Gene Technology that had broad claims to array technology for analyzing a predetermined polynucleotide sequence. After our opposition to this patent, Oxford Gene Technology narrowed its claims. However, we are still opposing such narrower claims before the European Patent Office’s Opposition Division. Even if Oxford Gene Technology successfully defends its current, narrower claims, and even if a patent is subsequently granted for such claims, we do not believe that our product will infringe upon such claims. Nonetheless, Oxford Gene Technology may still later assert that some of our products infringe upon its patents that Oxford Gene Technology may obtain from time to time. If the decision of the Opposition Division is successfully appealed by Oxford Gene Technology and the original claims are reinstated, or if an application relating to arrays is issued in another country with claims as broad as the original European patent, we could be subject to infringement accusations that could delay or preclude sales of some of our anticipated diagnostic products and we may incur unanticipated costs in defending such accusations.

We may continue to be involved in intellectual property litigation that may be costly, time-consuming and may impact our competitive position.

In December 2002, Oxford Gene Technology filed a complaint against us in the United States District Court for the District of Delaware claiming that we infringe U.S. Patent No. 6,054,270 entitled “Analytical Polynucleotide Sequences.” In April 2003, we filed an answer to the complaint that denied that we infringe this patent. In October 2003, we entered into a tolling agreement with Oxford Gene

Technology pursuant to which the lawsuit was dismissed by Oxford Gene Technology without prejudice. Under the tolling agreement, we are obligated to give Oxford Gene Technology notice if we determine that we desire to commercialize DNA arrays for use in certain assay formats. If that notice is given, we and Oxford Gene Technology are obliged to discuss in good faith for 30 days whether we wish to acquire, and whether Oxford Gene Technology is willing to grant a license under the patent involved in the litigation. If we and Oxford Gene Technology are unable to enter into such a license or other agreement within such 30 days, Oxford is free to re-initiate the litigation.

On June 30, 2005, we gave Oxford Gene Technology notice that we desired to commercialize DNA arrays for use in such assay formats. Oxford Gene Technology is now free to re-initiate the litigation against us under the tolling agreement. If the litigation were to be reinitiated, significant attorneys’ costs and fees could result. Although it is our position that Oxford Gene Technology’s assertions of infringement have no merit, neither the outcome of any further litigation nor the amount and range of potential fees can be assessed. No assurances can be given that we would prevail in any future lawsuits or that we could successfully defend ourselves against any future claims.

The regulatory clearances or approvals required to manufacture, market and sell our products are uncertain, and our failure to comply with such clearances and approvals could have a material adverse effect on our company.

Unless otherwise exempt, medical devices require FDA approval or clearance prior to marketing in the United States. We believe our currently marketed products, including general laboratory instruments and analyte specific reagents as well as certain of those products we intend to market in the future, other than our CHF test in development and assets we acquired in our Spectral acquisition, are not subject to 510(k) clearance or premarket approval requirements. Obtaining 510(k) clearance and premarket approval may be time-consuming, expensive and uncertain. The regulatory approval or clearance process required to manufacture, market and sell our existing and future products is currently uncertain. If the FDA or other regulatory authorities assert that our current products are subject to 510(k) clearance and premarket approval requirements or other similar procedures, our business may experience incremental costs, increased regulatory risks and production delays. In addition, we could be subject to:

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

In August 2005 we have received an untitled letter from the Office of In Vitro Diagnostic Device Evaluation and Safety (OIVD), a division of the FDA. The letter described the OIVD’s concern that the microarray NanoChip systems and certain related ASRs might be construed as a closed system and therefore a medical device that requires a pre-market application. During the first quarter of 2006 we met with the FDA and made certain changes in our marketing materials and sales approach. In September 2006, the FDA published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” setting forth the FDA’s interpretation of the regulations governing the sale of ASR products. Subsequently, we received a second letter from the OIVD in which the FDA asserted that our microarray and multiplexed reagents require FDA pre-market review. In November 2006, we met with the FDA to discuss the second letter. Subsequently, we have revised our labeling for the microarray NanoChip® 400 system to reflect its “For Research Use Only”. We believe that our microarray Nanochip systems and ASR products are not subject to FDA pre-market review. If there is an unfavorable decision by the FDA in these matters, it could adversely impact sales of our ASRs to clinical laboratories in the United States. During 2007, we have submitted the NanoChip® 400 with one assay to the FDA for clearance.

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

To the extent that our products require FDA or other regulatory approval or clearance prior to marketing, such regulatory approval process may be expensive, time-consuming, uncertain and may prevent us from obtaining or maintaining required approvals for the commercialization of our products, which may have a significant impact on our business. It generally takes at least three to six months from the time of submission or more to obtain 510(k) clearance, but the process may take longer if the FDA requests more data. The premarket approval process takes between one and two years from the time of submission. Regulatory clearance or approval of any of our products may not be granted by the FDA or foreign regulatory authorities for several years, if at all. Our failure to obtain required approvals from regulatory authorities could have a material adverse effect on our business, results of operations and financial condition. In other countries, the manufacture or sale of our products may require approval by local government agencies with missions comparable to the FDA’s. The process of obtaining any such approval may also be lengthy, expensive and uncertain.

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

In addition, whether or not our products are subject to 510(k) clearance or premarket approval, we are subject to certain FDA regulations covering, among other things, manufacturing, promotions and medical device reporting. For instance, manufacturing facilities are required to adhere to the FDA’s current Quality System Regulations, including extensive record keeping and reporting and periodic inspections of our manufacturing facilities. Similar requirements are imposed by foreign governmental agencies. Compliance with these regulations requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full compliance. Failure to comply with such regulations at one of our manufacturing facilities could result in an enforcement action brought by the FDA, which could include withholding the approval of products manufactured at that facility or all facilities registered with the FDA under our name.

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

As of March 31, 2007, we had 45 total employees in our worldwide sales and marketing group.

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

We are highly dependent on the principal members of our scientific, manufacturing, marketing, administrative, management and executive personnel, the loss of whose services might significantly delay or prevent the achievement of our objectives. We face competition from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel. For the three months ended March 31, 2007 and twelve months ended December 31, 2006, 2005 and 2004, we experienced turnover rates of 7%, 13%, 17% and 27%, respectively. Turnover at these rates may continue and, if they continue, may adversely affect us.

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

In recent years, health care payors as well as federal and state governments have focused on containing or reducing health care costs. We cannot predict the effect that any of these initiatives may have on our business, and it is possible that they will adversely affect our business. Health care cost containment initiatives focused on genetic testing could cause the growth in the clinical market for diagnostic testing to be curtailed or slowed. In addition, health care cost containment initiatives could cause pharmaceutical companies to reduce research and development spending. In either case, our business and our operating results would be harmed. In addition, diagnostic testing in clinical settings is often billed to third-party payors, including private insurers and governmental organizations. If our current and future clinical products are not considered cost-effective by these payors, reimbursement may not be available to users of our products. In this event, potential customers would be much less likely to use our products and our business and operating results could be seriously harmed.

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

The market price of our common stock, like that of many other life sciences companies, has been highly volatile and is likely to continue to be highly volatile. The following factors, among others, could have a significant impact on the market price of our common stock:

•	period-to-period fluctuations in sales, inventories and our operating results;

•	asset impairment charges, including goodwill and other intangible assets;

•	adoption of new stock option expensing rules;

•	the announcement of issues involving our liquidity;

•	that announcement of product development failures;

•	the announcement of financing or acquisitions that dilutes our equity;

•	the results of our premarket studies and clinical trials or those of our collaborators or competitors or for diagnostic testing in general;

•	evidence of the safety or efficacy of our potential products or the products of our competitors;

•	the announcement by us or our competitors of technological innovations or new products;

•	the announcement by us of acquisitions by customers of our molecular testing platforms, ASRs or our other products;

•	announcements by us of government or private grants or contracts or of failure to obtain such government or private grants or contracts;

•	announcements by us of involvement in litigation;

•	developments concerning our patents or other proprietary rights or those of our competitors, including other litigation or patent office proceedings;

•	loss of key board, executive, management or other personnel or the increase or decrease in size of our sales and marketing staff;

•	governmental regulatory actions or the failure to gain necessary clearances or approvals;

•	our ability to obtain necessary licenses;

•	changes or announcements in reimbursement policies;

•	developments with our subsidiaries and collaborators;

•	changes in or announcements relating to acquisition programs for our products, including the expiration or continuation of our development site agreements;

•	market conditions for life science stocks, nanotechnology stocks and other stocks in general;

•	changes in estimates of our performance by securities analysts and the loss of coverage by one or more securities analysts;

•	the announcement by us of any stock repurchase plan, any purchases made thereunder by us and any cessation of the program by us; and

•	changes in the United States’ war on terrorism and other geopolitical and military situations in which the country is involved.

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K and quarterly reports on Form 10-Q that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of the fiscal year. How companies are maintaining their compliance with these requirements including internal control reforms, if any, to comply with the requirements of Section 404, and how independent auditors are applying these requirements and testing companies’ internal controls, remain subject to uncertainty. We expect that our internal controls will continue to evolve as our business activities change. In addition, the acquisitions of SynX and Epoch made during 2004, our minority interest investment in Jurilab in 2005, and the acquisitions of Spectral and Amplimedical in 2006, and any future acquisitions we make may impact our ability to maintain effective internal controls over financial reporting. Further, if, during any year, our independent auditors are not satisfied with our internal controls over financial reporting, including the internal controls over financial reporting of SynX, Epoch, Jurilab, Spectral or Amplimedical or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq Global Market, have continued to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

In September 2006 we assigned to DRT our rights to receive royalty payments and related reports under the ABI agreement for an upfront payment approximately $20 million. Under our agreement with DRT, if annual royalties generated under the ABI agreement is less than a specified minimum amount, we are required to make payments to DRT to achieve such minimum amount. To secure our obligations under the DRT agreement, including the obligation to make such minimum royalty payments, we granted DRT a first priority security interest in our patents licensed under the ABI agreement. If the ABI agreement does not generate sufficient sales volume, or if the ABI agreement is terminated by ABI prior to the expiration of the DRT agreement, we will be required to make minimum royalty payments to DRT. There is no assurance that we will have sufficient funds or assets to cover such payments. If the ABI agreement is terminated, we may not be able to obtain replacement royalty arrangement on a timely basis or at all to cover our payment obligations under the DRT agreement. Furthermore, failure to make minimum payment or perform other obligations under the DRT agreement may result in a default under our security agreement with DRT, which, if not cured, would impair our ownership and practice of the patents licensed under the ABI agreement. This would have a material adverse effect on us.

We will be dependent upon our agreement with Applied Biosystems for a significant portion of our revenues for 2007 and future periods, and a reduction of sales under or early termination of this agreement would seriously harm our revenues and operating results and would likely cause our stock price to decline.

In January 1999, Epoch and Applied Biosystems entered into a License and Supply Agreement pursuant to which we licensed some of our technology to Applied Biosystems for use in its TaqMan® 5’- nuclease real-time PCR assays, (TaqMan® is a registered trademark of Roche Molecular Systems, Inc.). In July 1999, Epoch licensed its proprietary software, which speeds the design of oligonucleotide probes used in the study of genes, to Applied Biosystems. In August 2000, the agreement was amended to, among other things, to provide for Epoch manufacturing the product for Applied Biosystems. In July 2002 this agreement was further amended to remove the manufacturing rights from the contract effective October 2002, redefine product categories, increase the minimum royalties and royalty rates, and establish that minimum royalties are measured and paid quarterly. In January 2006, we renegotiated the contract with Applied Biosystems to maintain minimum quarterly payments through December 31, 2006 and convert to actual royalties thereafter. We will depend upon product sales from Applied Biosystems’ sales of its TaqMan® assays under this agreement for a significant portion of our royalty revenues in 2007 and future periods.

Although we expect this relationship to continue into the foreseeable future this contract can be terminated by Applied Biosystems with a 180 day notice. In the event that this agreement is terminated, our revenues, financial condition and operating results would be adversely affected and our stock price would likely decline.

Our royalty revenues for Applied Biosystems are recorded on an accrual basis based on estimates. These estimates may be materially different than actual results and when trued up in the subsequent quarter could negatively impact our statement of operations.

Our relationship with Jurilab subjects us to numerous risk and uncertainties.

In a series of investments from July 2005 through June 2006, we acquired a minority equity interest in Jurilab of approximately 29% and we hold two of Jurilab’s four board of director seats. Our relationship with Jurilab subjects us to numerous risk and uncertainties, including:

•	we have invested approximately $3.0 million in Jurilab and we may lose all of our investment;

•

we are required to consolidate Jurilab’s financial statements with our own and as a result our operating results may be less predictable, subject to significant fluctuation beyond our control and adversely affected by the operating results of Jurilab;

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

NANOGEN, INC.

Date: May 10, 2007	/s/ HOWARD C. BIRNDORF
Howard C. Birndorf Chairman of the Board and Chief Executive Officer

Date: May 10, 2007	/s/ ROBERT SALTMARSH
Robert Saltmarsh Chief Financial Officer

NANOGEN, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.