Form 10-Q
period 2007-06-30
NANOGEN INC
filed 2007-08-09
CIK 1030339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(Check one):	Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 31, 2007, were as follows:

Class	Number of Shares
Common Stock, $0.001 per share par value	72,819,006

NANOGEN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NANOGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,285	$11,261
Short-term investments	6,084	13,923
Receivables, net	15,537	11,568
Inventories, net	7,470	7,691
Other current assets	3,020	2,058

Total current assets	39,396	46,501
Property and equipment, net	8,522	9,388
Acquired technology rights, net	16,091	17,894
Restricted cash	2,013	5,131
Other assets	967	1,312
Goodwill	38,853	39,027

Total assets	$105,842	$119,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,963	$13,395
Acquisition payable, secured by letter of credit	—	2,061
Deferred revenue	2,923	3,376
Assigned royalty interests obligation	2,780	3,447
Common stock warrants	1	11
Current portion of debt obligations	4,288	3,590

Total current liabilities	25,955	25,880
Debt obligations, less current portion	405	535
Debt obligation of variable interest entity	11,835	9,941
Sponsored research payable	4,851	4,851
Long-term assigned royalty interests obligation	16,257	15,529
Other long-term liabilities	2,654	2,304

Total long-term liabilities	36,002	33,160
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at June 30, 2007 and December 31, 2006; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value, 135,000,000 shares authorized at June 30, 2007 and December 31, 2006; 72,733,697 and 67,468,252 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	73	68
Additional paid-in capital	439,753	429,971
Accumulated other comprehensive loss	(692)	(956)
Capital deficit in consolidated variable interest entity, net	(7,373)	(7,373)
Accumulated deficit	(387,105)	(360,726)
Treasury stock, at cost, 416,027 shares at June 30, 2007 and December 31, 2006	(771)	(771)

Total stockholders’ equity	43,885	60,213

Total liabilities and stockholders’ equity	$105,842	$119,253

See accompanying notes.

NANOGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product sales	$5,294	$4,016	$11,378	$6,138
License fees	2,058	1,814	3,300	3,628
Contracts and grants	2,963	481	5,291	897

Total revenues	10,315	6,311	19,969	10,663
Costs and expenses:
Cost of product sales (excluding amortization of purchased intangibles)	4,529	4,023	9,359	6,262
Research and development	7,546	6,552	14,007	12,812
Selling, general and administrative	11,233	8,928	20,137	16,297
Amortization of purchased intangible assets	760	730	1,527	1,290

Total costs and expenses	24,068	20,233	45,030	36,661

Loss from operations	(13,753)	(13,922)	(25,061)	(25,998)
Other income (expense):
Interest income	31	219	136	480
Interest expense	(768)	(121)	(1,397)	(202)
Other expense	(25)	(300)	(53)	(397)
Warrant valuation adjustment	—	88	10	63
Loss on foreign currency translation	(16)	(15)	(14)	(18)

Total other expense	(778)	(129)	(1,318)	(74)

Net loss	$(14,531)	$(14,051)	$(26,379)	$(26,072)

Net loss per share—basic and diluted	$(0.20)	$(0.23)	$(0.37)	$(0.50)

Number of shares used in computing net loss per share—basic and diluted	72,616	61,477	71,562	51,917

See accompanying notes.

NANOGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net loss	$(26,379)	$(26,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,161	3,073
Other asset impairment and non-cash charges	195	68
Loss on disposal of fixed assets	1	340
Accretion related to short-term investments	12	76
Foreign currency transactions gain	—	(18)
Stock-based compensation expense	2,348	3,026
Warrant valuation adjustment	(10)	(63)
Increase (decrease) in cash caused by changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables, net	(3,969)	(2,457)
Inventories, net	221	(629)
Other current and long-term assets	(962)	(55)
Accounts payable and accrued liabilities	4,314	(289)
Acquisition payable, secured by letter or credit	—	2,570
Deferred revenue and other long-term liabilities	(453)	141

Net cash used in operating activities	(20,521)	(20,289)

Investing activities:
Purchase of short-term investments	(14,141)	(18,197)
Proceeds from sale and maturities of short-term investments	21,965	31,339
Acquisition of business, net of cash acquired	(2,001)	(5,812)
Proceeds from the conversion of restricted cash to cash	3,118	—
Purchase of equipment and technology rights	(1,227)	(814)

Net cash provided by investing activities	7,714	6,516

Financing activities:
Principal payments on capital lease obligations	(322)	(404)
Proceeds from factoring receivables	733	—
Principal payments on assigned royalty interests obligation	(977)	—
Proceeds from debt obligations of variable interest entity	1,894	1,138
Issuance of common stock	7,083	15,052
Proceeds from long-term obligations	154	165

Net cash provided by financing activities	8,565	15,951
Effect of exchange rate changes	266	(479)

Net increase (decrease) in cash and cash equivalents	(3,976)	1,699
Cash and cash equivalents at beginning of period	11,261	6,194

Cash and cash equivalents at end of period	$7,285	$7,893

See accompanying notes.

NANOGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

1. Summary of Significant Accounting Policies

Organization and Business Activity

Nanogen, Inc. was incorporated in California in November 1991 and, in November 1997, was reincorporated in Delaware, as were our consolidated subsidiaries. We are in the business of developing, manufacturing, and selling advanced diagnostic products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of June 30, 2007, condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which in the opinion of management are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2007 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Basis of Consolidation

These consolidated financial statements and the accompanying notes relate to Nanogen, Inc. and its consolidated subsidiaries and entities.

Consolidated Entities:

•	SynX Pharma (“SynX”): all of the outstanding stock was acquired on April 21, 2004.

•	Epoch Biosciences, Inc. (“Epoch”): all of the outstanding stock was acquired on December 16, 2004.

•	Spectral Diagnostics (“Spectral”): acquired assets related to the rapid cardiac immunoassay test business of an unaffiliated company on February 6, 2005.

•	Nanogen Advanced Diagnostics, S.r.L. (“Amplimedical”): formed in 2006 and acquired the assets related to rapid cardiac immunoassay test business of an unaffiliated company on May 1, 2006.

•	Nanogen Europe B.V. (“BV”): formed as a limited liability company in August 2000 in the Netherlands.

•	Recognomics GmbH: formed as a majority-owned joint venture in July 2001 with Aventis, Inc.

•	Nanogen Advanced Diagnostics GmbH: formed in 2007.

Variable Interest Entity

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

We recognize revenue from the direct sale of molecular testing platforms to end users or distributors after we receive a purchase order, have shipped the instrument and title has passed to the customer (f.o.b. shipping point in the United States or Delivery Duty Paid at the customer’s site in Europe) and collection is reasonably assured. In transactions where a right-of-return exists, revenue is deferred until acceptance has occurred and the period for the right-of-return has lapsed. The costs of product sales related to a sold instrument are recorded in the period in which the corresponding revenue is recognized. Through June 30, 2007, we have not entered into any sales transactions where rights-of-return exist.

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

We provide product warranty coverage for our molecular testing platforms except those sold to distributors. The warranty periods are generally for one year for direct sales. The fair value of the warranty is recorded as deferred revenue and recognized ratably over the warranty period. The fair value of the warranty is determined by the renewal price for a maintenance contract on similar equipment and is consistent for all customers.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we periodically assess certain of our long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates the carrying values of the assets may not be recovered. An impairment occurs when the undiscounted cash flows expected to be generated by an asset are less than its carrying amount. The loss is measured as the amount by which the asset’s carrying value exceeds its fair value, and is recorded as a reduction in the carrying value of the related asset and a charge to operating expense. We had no impairment losses in the three and six months ended June 30, 2007 and 2006.

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

The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $148.6 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes resulting from past financings or that could occur in the future. We have not yet determined whether such an ownership change has occurred; however, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses and research and development credits. When this project is completed, the Company plans to update their unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 9 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

2. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires us to report, in addition to net loss, comprehensive loss and its components. A summary is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Comprehensive loss:
Net unrealized gain on short-term investments and other investments	$3	$52	$1	$84
Foreign currency translation adjustment	(315)	(322)	(266)	(479)
Net loss	(14,531)	(14,051)	(26,379)	(26,072)

Comprehensive loss	$(14,843)	$(14,321)	$(26,644)	$(26,467)

3. Commitments and Contingencies

Hitachi, Ltd.—Purchase Commitment

We have a manufacturing agreement with Hitachi, Ltd. (“Hitachi”) that requires certain minimum purchase commitments for the second generation multiplexed instrument platforms from Hitachi. As of June 30, 2007, we have commitments to purchase approximately $0.7 million in second generation microarray instrument platforms through December 2007. At June 30, 2007, based upon current and estimated forecasted demand, our purchase commitment with Hitachi is within our projected usage levels.

Restricted Cash

We have restricted cash representing cash, cash equivalents and short term investments pledged in lieu of cash deposits primarily for facility lease deposits and, in 2006, for acquisition related payables. The restricted cash balance was approximately $2.0 million and $5.1 million at June 30, 2007 and December 31, 2006, respectively.

Litigation

We may be subject to potential liabilities under various claims and legal actions that may be asserted. These matters may arise in the ordinary course and conduct of our business, as well as through acquisitions, and some may be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities and as of June 30, 2007 we have no significant accrual for any pending claims.

4. Variable Interest Entity

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

Included in our consolidated balance sheet at June 30, 2007 and December 31, 2006 were the net liabilities (in thousands) of Jurilab:

	June 30, 2007	December 31, 2006
	(Unaudited)	(Unaudited)
Cash	$29	$743
Restricted cash	675	660
Other assets	496	589
Deferred revenues	(2,126)	(2,639)
Debt obligations	(11,835)	(9,941)
Other long-term liabilities	(1,465)	(922)

Net liabilities	$(14,226)	$(11,510)

Consolidation of Jurilab’s results of operations (in thousands) included the following:

	Three months ended,		Six months ended,
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$297	$12	$578	$16
Cost of product sales	—	(7)	—	(66)
Research and development expense	(1,971)	(1,592)	(2,908)	(2,560)
Other expenses	(74)	(94)	(139)	(144)

Net loss	$(1,748)	$(1,681)	$(2,469)	$(2,754)

5. Financial Statement Details

Receivables

Receivables are comprised of the following (in thousands) as of:

	June 30, 2007	December 31, 2006
	(Unaudited)
Product	$12,774	$10,240
License fees	1,556	1,369
Contract and grant	1,604	142

	15,934	11,751
Allowance for doubtful accounts	(397)	(183)

	$15,537	$11,568

Inventories

Inventories include the cost of material, labor and overhead, and are stated at the lower of average cost, determined on the first-in, first-out method, or market. We periodically evaluate our on-hand inventories and make appropriate provisions for any inventories deemed excess or obsolete.

Inventories consist of the following (in thousands) as of:

	June 30, 2007	December 31, 2006
	(Unaudited)
Raw materials	$4,759	$5,190
Work in process	1,677	2,308
Finished goods	5,254	5,061

	11,690	12,559
Reserve for excess and obsolescence	(4,220)	(4,868)

	$7,470	$7,691

Other long-term liabilities

Other long-term liabilities are comprised of the following (in thousands) as of:

	June 30, 2007	December 31, 2006
	(Unaudited)
Jurilab’s long-term liabilities	$1,465	$922
Deferred rent	458	777
Other	731	605

	$2,654	$2,304

6. Stock Award Activity

Stock Option Grants

Approximately 415,570 stock options subject to time based vesting were granted during the six months ended June 30, 2007, and the weighted average estimated fair value of stock options granted during the same period was $1.23 per share. In the six month period ended June 30, 2007, $61,000 in share-based compensation expense was capitalized as inventory overhead. At June 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $3.8 million, excluding options with performance-based vesting which is expected to be recognized over a weighted-average period of 1.3 years as of the beginning of the fiscal period.

Performance options

In December 2006, we issued 990,000 performance options to our executives and key members of management. In June 2007, we issued 1,950,000 performance options. These options vest when these individuals meet specific performance targets and align the interest of our employees with specific internal goals over a wide-range of the company’s operations. As of June 30, 2007, we have evaluated the probability and timing of vesting of these options, and determined that expensing the fair value of these awards was not required at this time. We will continue to evaluate the probability of each performance option vesting and, if required, begin expensing the fair value of the award. The grant date fair value of each December 2006 option was valued at $1.70, and each June 2007 option was valued at $0.98. As of June 30, 2007, there is an aggregate unrecognized compensation expense of $3.6 million related to performance options.

Restricted Stock Units

On July 29, 2005, we granted 402,250 restricted stock units to certain employees under the 1997 plan at a fair value of $4.40 per restricted stock unit. The restricted stock unit grants have a two year cliff vesting period and on July 29, 2007 these restricted stock units will become convertible into our common shares. In the six months ended June 30, 2007 this resulted in $450,000 in amortization of stock based compensation which is included in loss from operations.

On December 12, 2006, we granted 300,000 restricted stock units to certain employees under the 1997 plan at a fair value of $2.09 per restricted stock unit. The restricted stock units vest monthly through December 2008. In the six months ended June 30, 2007, this resulted in $154,000 in amortization of stock based compensation which is included in loss from operations.

As of June 30, 2007, we had 647,875 non-vested restricted stock units outstanding with a weighted-average grant date fair value of $3.33 and an aggregated unrecognized compensation expense of $539,000. In the six months ended June 30, 2007, 38,875 restricted stock units were cancelled, resulting in a adjustment of $79,000 of amortization expense.

Employee Stock Purchase Plan

In 1997, the Board of Directors approved the ESPP, as amended, under which 1.1 million shares of common stock were authorized for issuance. The ESPP permits eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 15% of the employee’s base salary subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair value of the stock at either the beginning of the applicable “offering period” or the last day of the accumulation period. Each offering period is 24 months, with new offering periods commencing every six months, and an accumulation period is six months in duration. During the six months ended June 30, 2007, 85,309 shares were issued under the ESPP plan. As of June 30, 2007, approximately 257,332 shares were reserved for future issuance.

Share-Based Payments

Total share-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of product sales	$82	$73	$169	$135
Research and development	283	478	555	878
Selling, general and administrative	851	1,029	1,624	2,013

Total stock-based compensation expense	$1,216	$1,580	$2,348	$3,026

Earnings Per Share

Employee stock options to purchase approximately 7,554,635 and 7,712,230 shares of common stock during the six months ended June 30, 2007 and December 31, 2006, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earning per share would be anti-dilutive.

7. Related Party Transaction

Consulting Agreement with Board Member

In October 2006, we signed a consulting agreement with Mr. Dreismann, one of our Board members, and the agreement was amended in November 2006. Mr. Dreismann received $30,000 in compensation under this agreement in the six months ended June 30, 2007. Total compensation under the agreement is capped at a maximum of $60,000 over the life of the agreement.

8. Stock Transaction

In May 2006, we entered into an equity financing agreement with Azimuth Opportunity Ltd. (“Azimuth”), pursuant to which Azimuth agreed to purchase, subject to certain limitations and closing conditions, up to $25 million of our common stock over the subsequent eighteen months. These purchases were made pursuant to the June 2005 shelf registration statement. On July 11, 2006, under our equity financing agreement with Azimuth, we issued 2,524,130 shares at an aggregate purchase price of $4.0 million or approximately $1.58 per share. We received net proceeds of approximately $3.9 million after deducting our offering expenses. On September 20, 2006, under this agreement we issued 833,333 shares at an aggregate purchase price of $1.5 million or approximately $1.80 per share. We received net proceeds of approximately $1.47 million after deducting our offering expenses.

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

9. Lease Termination

In November 2001, SynX Pharma, Inc. entered into a lease of a 50,000 square foot building at 15 Marmac Drive in Toronto, Canada. In April 2004 we acquired Synx Pharma. As a result of the acquisition of the assets of Spectral Diagnostics in February of 2006 (also located in Toronto), we have been operating two Toronto locations. As part of our plan to consolidate operations to improve efficiencies and reduce cost, a lease termination notice was given to the landlord of 15 Marmac Drive, triggering lease termination related expenses which are expected to total $2.3 million. As of June 30, 2007 , we have recognized $1.9 million in expenses related to the termination, and the majority of the remaining expenses are expected to be incurred by September 30, 2007. The most significant item included in the total termination expenses recognized as of June 30, 2007 is a lease termination penalty of $1.7 million, which is expected to be paid in November 2007. The lease termination related expenses are reflected in the financial statements in general and administrative expenses.

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

•

Results of Operations—an analysis of our consolidated results of operations for the three and six months ended June 30, 2007 and 2006, as presented in our condensed consolidated financial statements, to provide the reader information about trends and material changes in revenues and expenditures.

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

Summary:

Subsequent to December 31, 2006, the following significant business developments occurred:

•

On July 17, 2007 we announced that we began shipments of our congestive heart failure (CHF) product, the StatusFirst CHF NT-proBNP rapid test. The product is CE-marked and has been cleared by the FDA for diagnostic use with EDTA plasma samples. It has been developed by Nanogen under license from Roche and is being manufactured for Nanogen by Princeton BioMeditech Corporation (PBM). Distribution in the United States is handled by PBM’s affiliate LifeSign. A version of this product that will use whole blood for the sample is currently under development.

•

On April 17, 2007 we announced submission of a 510(K) application to the Food and Drug Administration related to our Cystic Fibrosis Kit and NanoChip 400 microarray system. The Cystic Fibrosis Kit is intended to be used for carrier testing in adults of reproductive age, as an aid in newborn screening, and in confirmatory diagnostic testing in newborns and children.

•

We have substantially completed work on the $4.5 million contract awarded in December 2006 by the Centers for Disease Control and Prevention (CDC) to develop a diagnostic assay for the flu. The goal is a low cost, high sensitivity point-of-care immunoassay that detects both seasonal flu and avian flu. HX Diagnostics will commercialize the product upon FDA clearance. The current award of $4.5 million funds the first two phases of a five-phase development project. If all five phases are funded by the CDC, the award can total about $12.5 million. Additional future awards are based on the achievement of milestones and approval by the CDC.

•

In the six months ended June 30, 2007, we used $20.5 million in cash in operating activities, which was primarily a result of the costs associated with the development of unique solutions for the clinical, research and point-of-care markets and the execution of our multi-product commercialization strategy. We believe we will continue to use cash and have quarterly net losses for at least the next year until our product offerings gain traction in the market place and begin to generate a return on investment. To continue to fund our commercialization strategy, on February 5, 2007, we entered into a placement agency agreement with Ascendiant Securities, LLC (Ascendiant) relating to the offering of stock pursuant to an effective shelf registration statement. Under the placement agency agreement, Ascendiant agreed to act as our placement agent in connection with the issuance and sale of our common stock and warrants to purchase shares of common stock to certain institutional investors. We paid a placement agent fee of 5% of the gross cash proceeds of the offering. Under this agreement and related purchase agreements with the investors, we sold 4,916,667 shares of our common stock and 983,333 warrants to purchase a share of our common stock for net proceeds of approximately $7.1 million. In July 2007, we filed a $50 million shelf registration statement (which replaced an existing shelf registration statement filed in May 2007) in anticipation of future financing requirements.

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

The table below illustrates how our platform technologies address our customers’ requirements for advanced molecular diagnostic tools:

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

In March 2006, we received FDA clearance to begin marketing our plasma based NT-proBNP congestive heart failure product for use on human plasma, and in July 2007 we announced that we begun shipment of the product. The test has been developed by Nanogen under license from Roche and is being manufactured for Nanogen by Princeton BioMeditech Corporation (PBM). Distribution in the United States is handled by LifeSign, an affiliate of Princeton BioMeditech Corporation (PBM). For the larger point-of care market, our NT-proBNP congestive heart failure product for use on human whole blood remains under development.

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

License fee and royalty income: Developments

In January 2006, we renegotiated our contract with Applied Biosystems, Inc. (“Applied Biosystems”), with the underlining patents expiring at various dates between 2010 and 2015. The revised contract maintained minimum quarterly payments through December 31, 2006 and royalties are based on actual sales thereafter. As a result, beginning January 1, 2007, royalties are based on actual sales. These sales are typically not reported to us from Applied Biosystems until subsequent to the reporting for the related quarter. If the royalty report has not been received prior to reporting earnings, we will accrue royalty revenue based on our knowledge of the underlying product and the history we have developed related to such product royalties. Actual amounts may vary from these estimates and will be trued up in the following quarter. Although we expect this relationship to continue into the foreseeable future this contract can be terminated with a 180 day notice by Applied Biosystems.

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

Calendar year ending	Minimum payment (in thousands)
2007 (remainder)	$2,003
2008	4,820
2009	5,200
2010	5,410
2011	5,374

Total	$22,807

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

In May 2006, we entered into a collaboration agreement with Jurilab, where Jurilab would identify and validate new prognostic markers for Type II diabetes with certain milestone payments of up to approximately $1.2 million. Through June 30, 2007, we paid Jurilab approximately $715,000 for the completion of certain milestones.

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

FDA regulations: Developments

On July 17, 2007, our Point-of-Care Division received a warning letter from the FDA following an inspection of the division’s facility in Toronto, Canada in February 2007. The letter cited violations of the FDA’s Current Good Manufacturing Practice requirements of the Quality System Regulations with respect to the manufacture, packing and installation of products in our cardiac business: Cardiac STATus, Decision Point and i-Lynx. Since the inspection in February 2007, we have undertaken steps to address these concerns, and will continue to take appropriate corrective and preventive actions in response to the warning letter. Failure to obtain and maintain full compliance with FDA regulations could lead to further regulatory actions that could have an adverse effect on our business, financial position and results of operations.

In April 2007 we submitted a 510(K) application to the Food and Drug Administration (FDA) related to our Cystic Fibrosis Kit and NanoChip 400 microarray system. The Cystic Fibrosis Kit is intended to be used for carrier testing in adults of reproductive age, as an aid in newborn screening, and in confirmatory diagnostic testing in newborns and children.

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

In March 2006, we received FDA clearance to begin marketing our plasma based NT-proBNP congestive heart failure product for use on human plasma. For the larger point-of-care market, our NT-proBNP congestive heart failure product for use on human whole blood remains under development. Shipments of this product began in 2007.

In August 2005, we received an untitled letter from the Office of In Vitro Diagnostic Device Evaluation and Safety (OIVD), a division of the FDA. The letter described the OIVD’s concerns that the microarray NanoChip® systems and certain related ASRs might be construed as a closed system and therefore a medical device that requires a pre-market application. During the first quarter of 2006 we met with the FDA and made certain changes in our marketing materials and sales approach. In September 2006, the FDA published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” setting forth the FDA’s interpretation of the regulations governing the sale of ASR products. Subsequently, we received a second letter from the OIVD in which the FDA asserted that our microarray and multiplexed reagents require FDA pre-market review. In November 2006, we met with the FDA to discuss the second letter. Subsequently, we have revised our labeling for the microarray NanoChip®400 system to reflect it is for “Research Use Only”. We believe that our microarray NanoChip® systems and ASR products are not subject to FDA pre-market review. If there is an unfavorable decision by the FDA in these matters, it could adversely impact sales of our ASRs to clinical laboratories in the United States.

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

Results of Operations

For the three and six months ended June 30, 2007 and 2006

Revenues

The following table summarizes our revenues for the three and six months ended June 30, 2007 and 2006 (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2007	2006	Difference	2007	2006	Difference
Product sales	$5,294	$4,016	$1,278	$11,378	$6,138	$5,240
License fee and royalty income	2,058	1,814	244	3,300	3,628	(328)
Contracts and grant	2,963	481	2,482	5,291	897	4,394

Total	$10,315	$6,311	$4,004	$19,969	$10,663	$9,306

•

Product sales revenue is primarily generated from real-time PCR products (both custom and proprietary tests), a portfolio of rapid cardiac immunoassay point-of-care tests (cardiac tests), molecular testing instruments (NanoChip® systems) and various ASRs. The increase in product sales revenue for the three and six months ended June 2007 as compared to the same periods of 2006 occurred in multiple product lines with a significant increase due to the acquisition of Amplimedical in May 2006. Amplimedical’s revenues were not consolidated in the first four months of 2006, but their revenues totaled $2.0 million for May and June 2006 and totaled $7.2 million for the six months ended June 2007.

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

We do not expect significant revenue from our initial NT-proBNP plasma based congestive heart failure test that received a 510(k) clearance from the FDA. The related NT-proBNP whole blood test, which remains in development, will significantly expand the potential market and revenue generating capability of the product if cleared with the FDA.

•

License fee and royalty revenue is generated by licensing our intellectual property rights to third parties. The decrease in license fees and royalty income in the first and second quarter of 2007 as compared to the same periods of 2006 was primarily due to lower license payments from two expired agreements and a third agreement with Applied Biosystems, Inc. (Applied Biosystems) for their right to manufacture and sell our TaqMan® 5’-nuclease real-time PCR. An additional licensing agreement with ABI for patents, expiring at various dates between 2010 and 2015, remains in place.

The future: Royalties from Applied Biosystems are based on actual sales. From our review of the sales trends of products under this license agreement, we expect that future royalty revenue will remain at similar levels as seen in recent quarters. On September 29, 2006, we entered into an agreement with Drug Royalty Trust (“DRT”) where we assigned the rights associated with this royalty agreement from July 2006 through December 2011 to DRT for a $20 million upfront payment in cash. Going forward we will not receive any cash from this license agreement until 2012 unless actual sales exceed certain annually agreed upon thresholds. We recognized this payment as assigned royalty interest obligations and will continue to recognize revenue quarterly based on actual royalties under the Applied

Biosystems agreement. We will amortize the assigned royalty interests under the DRT agreement quarterly through December 2011.

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

•

Contracts and grants revenue represents nonrefundable payments by various federal, state and private agencies for our research and development efforts awarded through contracts and grants. Contracts and grants revenue is recorded as the costs and expenses to perform the research are incurred, if the amount is reasonably commensurate with the effort expended and collection of the payment is reasonably assured. Under certain arrangements where funding is provided contractually on a scheduled basis, revenue is recorded ratably over the term of the arrangement. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. The increase in contract and grant revenue in the three and six months ended June 30, 2007 as compared to the same period of 2006 was primarily related to additional revenue generated from the U.S. Centers for Disease Control and Prevention (“CDC”) grant with no comparable award in the first or second quarter of 2006.

The future: The recognition of revenue under contracts and grants may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year depending on the timing and quantity of agreements and contracts. On December 4, 2006 we announced we were awarded a $4.5 million contract from the CDC. The current award is for the first two phases of a five-phase development project. If we are awarded all five phases, the award may total approximately $12.5 million over life of the award, including amounts received to date. As of June 30, 2007, we had substantially completed work required by the first two phases. The third phase, if awarded, may not occur during the third quarter. As a result, we anticipate a short term reduction in contract and grant revenue, if the award is not granted during the third quarter.

Cost and expenses

Cost of product sales (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2007	2006	Difference	2007	2006	Difference
Cost of product sales	$4,529	$4,023	$506	$9,359	$6,262	$3,097

•

Cost of product sales relates to the expenses associated with manufacturing our products. These expenses include the materials, labor, and various overhead costs required to build our products. Included in our overhead expenses are charges for excess capacity. The increase in the cost of product sales in the first half of 2007 as compared to the same period in 2006 primarily related to increased product sales arising from the acquisition of the Amplimedical product line related manufacturing costs on May 1, 2006.

Following the commercial launch of the second generation molecular testing platform, we converted a significant portion of our San Diego, California, product development facilities to a manufacturing and assembly facility, in late 2005. This was reflected in changes to our inventory overhead model, and as a result, beginning January 1, 2006 we have been incurring additional excess capacity charges that were previously expensed into research and development. In the six months ended June 30, 2007, we incurred additional $1,136,000 in excess capacity charges as compared to $897,000 incurred in the same period of 2006.

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

Research and development expenses (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2007	2006	Difference	2007	2006	Difference
Research and development	$7,546	$6,552	$994	$14,007	$12,812	$1,195

•

Research and development relates to the expenses associated with our efforts to develop advanced molecular diagnostics products for commercialization and the expenses incurred while conducting reimbursable research and development under contractual agreements with various federal, state and private entities. Research and development costs increased in the three and six months ended June 2007, as we began substantial work on the CDC contract in the first half of 2007 and redirected resources to support this contract. In addition, Jurilab’s research and development costs have increased for the three and six months ended June 2007, compared to the same periods last year.

The future. As a part of our continual focus on narrowing our losses and working towards positive cash flows from operations, we plan to reduce costs in research and development expenditures that are not funded by contracts or grants.

Selling, general and administrative expenses (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2007	2006	Difference	2007	2006	Difference
Selling, general and administrative expenses	$11,233	$8,928	$2,305	$20,137	$16,298	$3,839

•

Selling, general and administrative expenses relate to the costs associated with promoting and selling our products and the administrative costs required to support our company’s operations. The increase in selling, general and administrative expenses in the three and six months ended June, 2007 as compared to the same period of 2006 is related to the acquisition of the Spectral and Amplimedical on February 6, 2006 and May 1, 2006, respectively, as well as $1.9 million of costs related to the termination of the Marmac facility lease in Toronto Canada, to be paid in November, 2007.

The future. We expect that our selling, general and administrative expenses, on a percentage basis, will trend lower than increases in revenue. We will achieve this by creating efficiencies in our general and administrative functions by eliminating redundant functional areas in the entities we acquire. In addition, we anticipate another $400,000 in lease termination related costs related to vacating the Marmac facility. Expenses may also be further impacted by potential future business combinations or corporate development transactions.

Amortization of purchased intangible assets (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2007	2006	Difference	2007	2006	Difference
Amortization of purchased intangible assets	$760	$730	$30	$1,527	$1,290	$237

•

Amortization of purchased intangibles is our effort to match the benefits of the intellectual property we have acquired with current period expenses. The amortization expense for the three months ended June 30, 2007 and same period in 2006 remained consistent while the increase in the amortization of purchased intangible assets in the six months ended June 30, 2007 as compared to the same period of 2006 related to additional amortization of acquired identifiable intangible assets when we purchased Spectral’s and Amplimedical’s assets on February 6, 2006 and May 1, 2006, respectively.

The future. We expect this amortization expense to remain consistent at its current level. However, amortization expense may also be impacted by potential future business combinations.

Other income

The following table summarizes our other income for the three and six months ended June 30, 2007, and 2006 (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2007	2006	Difference	2007	2006	Difference
Interest income	$31	$219	$(188)	$136	$480	$(344)
Interest expense	(768)	(121)	(647)	(1,397)	(202)	(1,195)
Other expense	(25)	(300)	275	(53)	(397)	344
Warrant valuation adjustment	—	88	(88)	10	63	(53)
Gain (loss) on foreign currency translation	(16)	(15)	(1)	(14)	(18)	4

Total	$(778)	$(129)	$(649)	$(1,318)	$(74)	$(1,244)

•	The increase in interest expense from 2006 to 2007 is the result of the $20 million assignment of royalty obligations made to DRT.

Liquidity and capital resources

Short-term and long-term liquidity

At June 30, 2007 we have cash and cash equivalents and short-term investments, available for sale of approximately $13.4 million. We expect that our access to financing combined with our existing capital resources, anticipated product revenues, license fees and contract and grant funding will be sufficient to support our planned operations, at least through the next twelve months. As we continue to consume cash and have quarterly net losses we are required to make significant assumptions about our operating cash requirements and our ability to continue to raise capital to finance our on-going operations. We assume that we will have the ability to sell a sufficient amount of securities to investors or raise money through issuing debt to continue our strategy of expanding our product pipeline by acquiring companies or assets and supporting our on-going internal product development. Without access to this financing, or financing on terms acceptable to us, we will have to cease or curtail operations and product development that may materially alter our current business strategy.

The following is a summary of our key liquidity measures as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006	Difference
Cash and cash equivalents	$7,285	$11,261	$(3,976)
Short-term investments, available for sale	6,084	13,923	(7,839)

Total cash and cash equivalents and short-term investments, available for sale	$13,369	$25,184	$(11,815)

Current assets	$39,396	$46,501	$(7,105)
Current liabilities	(25,955)	(25,880)	(75)

Working capital	$13,441	$20,621	$(7,180)

Our cash and cash equivalents and short-term investments, available for sale decreased by $11.8 million, and our working capital decreased by $7.2 million, at June 30, 2007 as compared to December 31, 2006. Decrease in working capital was primarily due to a decrease in cash and cash equivalents and short term investments, available for sale, for cash used in our on-going research and business development efforts, partially offset by an increase in accounts receivables from the CDC and accounts receivable recorded by Amplimedical. In December 2006, we obtained a revolving working capital debt facility for up to $5.2 million secured by the Amplimedical accounts receivables. As of June 30, 2007, we had borrowed $3.7 million under the agreement. Decrease in cash and cash equivalents and short term investments, available for sale, was primarily due cash receipts from revenues and capital financing of $7.5 million in February 2007, offset by the cash used in our on-going research and business development efforts. In addition, we have been using cash to support the businesses we acquired in 2006 and 2004. We believe we will continue to consume cash and have quarterly net losses at least through the next twelve months. We have had negative cash flows from operations since inception and do not expect to generate positive cash flows to fund our operations until we generate significant revenues from our product offerings and/or begin generating a return on our intellectual property. Going forward, we believe we can use less cash as sales revenues increase as we aggressively manage expense levels and because our European operations which have long accounts receivable collection cycles, will require less capital to support their growth as collections on their accounts receivable have begun.

From inception to June 30, 2007, we have financed our operations primarily by:

•	Issuing our stock and warrants

•	Generating revenues

•	Assignment of certain royalty interests to DRT

•	Financing our trade receivables

•	Obtained cash through our acquisitions

•	Using proceeds from litigation settlements

•	Obtaining a modest amount of capital equipment long-term financing

•	Reimbursement from federal, state and private agencies for certain research and development projects.

We invest excess funds in short-term investments that are classified as available-for-sale. We believe that it is important to maintain a significant amount of cash and short-term investments on hand to ensure that we have adequate resources to fund future research and development, provide working capital and assuage legal risks and challenges to our business model.

Cash used in operating, investing and financing activities for the six months ended June 30, 2007 and 2006 is as follows (in thousands):

	June 30, 2007	June 30, 2006
Net cash used in operating activities	$(20,521)	$(20,289)
Net cash provided by investing activities	7,714	6,516
Net cash provided by financing activities	$8,565	$15,951

Operating activities

Net cash used in operating activities for the six months ended June 30, 2007 and 2006 primarily related to our net losses and changes in working capital. The increase in cash used in operating activities in six months ended June 30, 2007 as compared to the same period of 2006 primarily related to additional on-going operational costs after our acquisitions of Spectral and Amplimedical, as well as the additional impact on working capital for the increase in accounts receivable at Amplimedical due to the long collection cycle. The collection cycle at Amplimedical is considered normal in the Italian healthcare market where the majority of the sales have taken place.

Investing activities

Net cash provided by investing activities in the six months ended June 30, 2007 and 2006 primarily related to net proceeds from the sale of short-term investments, which was offset by the purchase of fewer short-term investments (i.e. we utilized short-term investments to fund our operating and financing activities). Net cash provided by investing activities increased in the six months ended June 30, 2007 as compared to the same period of 2006 primarily due to lower acquisition costs, offset by more purchases of short term investments in the first quarter of 2007. In the first half of 2007 we paid $2.0 million as part of the final payment for the acquisition of Amplimedical’s assets as compared to $5.6 million paid in the first half of 2006 for the acquisition of Spectral’s assets.

Capital spending is essential to our product innovation initiatives and maintaining our operational capabilities. Therefore, in the first half of 2007 and 2006 we used cash to purchase $1,227,000 and $814,000, respectively, in property and equipment to support the development of our product lines.

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

Significant equity financing activities

In June 2005, we filed a shelf registration statement with the Securities and Exchange Commission that allowed us to raise up to $60.0 million in equity transactions. On May 9, 2006, we filed a 462(b) registration statement with the Securities and Exchange Commission to increase our available funding under this shelf registration statement as of May 9, 2006 by approximately $4.0 million. In July 2007, we filed a shelf registration statement (which replaced an existing shelf registration statement filed in May 2007) with the Securities and Exchange Commission that would allow us to raise up to $50.0 million in equity or debt transactions. As of the date of this filing, no financings under this shelf filing have taken place.

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

•

In the six months ended June 30, 2006, we issued approximately 39,000 shares of common stock to our employees under stock options plans and received in net proceeds of approximately $52,000. There were no shares of common stock issued to our employees in the first half of 2007.

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

Valuation of Goodwill

We have recorded as assets $38.9 million of goodwill in our June 30, 2007 consolidated financial statements related to our acquisitions of Amplimedical and Spectral in 2006 and our acquisitions of SynX Pharma and Epoch Biosciences in 2004. We used significant estimates and assumptions to determine the value of these assets. In many cases we use a third party to perform a valuation analysis on these assets, while we review their assumptions, calculations and conclusions for reasonableness and accuracy.

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

Inventory and related reserves

We have a history of writing down the value of our inventory due to lack of market demand. We have approximately $4.2 million of inventory reserves as of June 30, 2007, with a net ending inventory balance of approximately $7.5 million. Given the inherent unpredictability of demand for new product lines, we were required to make significant estimates about the future demand for this inventory. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

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

On August 3, 2006, we entered into research and development collaboration arrangements with Fisher Scientific International Inc., (“Fisher Scientific”) a related party, that owned approximately 5.7 million shares of our common stock, and Athena Diagnostic, a wholly-owned subsidiary of Fisher Scientific. We agreed to share certain technology and patent rights related to the development, manufacture and marketing of new molecular diagnostic products. Under these arrangements, Fisher Scientific has the option to provide up to $10 million in 2007 and 2008 for the research and development of infectious disease and molecular diagnostic tests that will be mutually agreed upon. These arrangements are included in non-binding general agreements, thus the obligation of the parties are subject to further negotiation and final terms of definitive collaboration agreements. On August 9, 2006, we entered into an exclusive distribution agreement with Fisher Scientific.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest rate exposure

Our exposure to market risk due to fluctuations in interest rates relates primarily to short-term investments. These short-term investments, reported at an aggregate fair market value of $6.1 million as of June 30, 2007, consist primarily of investments in debt instruments of financial institutions and corporations with strong credit ratings and United States government obligations. These securities are subject to market rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at June 30, 2007, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risk inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer. While we do not always have the intent, we do currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows. Changes in interest rates would affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

The functional currency for our Canadian and Netherlands subsidiaries is the U.S. dollar. The functional currency of our majority owned subsidiary in Italy is the euro. The Italian subsidiary’s accounts are translated from the euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded in accumulated other comprehensive income in the consolidated financial statements included herein. In certain instances, our subsidiaries conduct business with customers and vendors in euros or in other local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European customers and vendors. The net tangible assets of our foreign subsidiaries, excluding intercompany balances, were approximately $10.7 million at June 30, 2007.

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

Litigation

We may be subject to potential liabilities under various claims and legal actions that may be asserted. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions, and some may be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities and as of June 30, 2007 we have no significant accrual for any pending claims. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to us. Although the amount of liability at June 30, 2007, with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial position, results of operation or cash flows.

ITEM 1a.	RISK FACTORS

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

Since our inception, we have incurred cumulative net losses which, as of June 30, 2007, total approximately $387.1 million. Moreover, our negative cash flow and losses from operations will continue for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, which could be significant. The amount and timing of product revenue recognition and cash flow may depend on whether potential customers for the molecular testing platform choose to enter into sales, reagent rentals, cost-per-test or development site transactions. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, acquisition, goodwill or other impairment charges, non-cash stock option expenses, market acceptance of our existing product offerings, and potential other products under development, including the whole-blood CHF product and diagnostics related to infectious disease, the type of acquisition program our potential customers may choose, whether and when new products are successfully developed and introduced by us or our competitors, and the achievement of milestones under our collaborative agreements various government and private agencies. The recognition of revenue under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

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

We are at an early stage of development. As of June 30, 2007, we had only a limited product offering that includes real-time PCR products (both custom and proprietary tests), molecular testing platforms (NanoChip® system), ASRs, and point-of-care diagnostic tests for myocardial infarction and drugs of abuse. Our congestive whole-blood heart failure point of care test remains in development. Most of our ASRs are under development. Our molecular testing platforms and ASRs products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

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

In August 2005 we received an untitled letter from the Office of In Vitro Diagnostic Device Evaluation and Safety (OIVD), a division of the FDA. The letter described the OIVD’s concern that the microarray NanoChip systems and certain related products sold as ASRs might be a closed system and therefore a medical device that requires a pre-market application. During the first quarter of 2006 we met with the FDA and made certain changes in our marketing materials and sales approach. In September 2006, the FDA published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” setting forth the FDA’s interpretation of the regulations governing the sale of ASR products. Subsequently, we received a second letter from the OIVD in which the FDA asserted that our microarray and multiplexed reagents require FDA pre-market review. In November 2006, we met with the FDA to discuss the second letter. Subsequently, we have revised our labeling for the microarray NanoChip® 400 system to reflect its status as “For Research Use Only”. We believe that our microarray NanoChip systems and ASR products are not subject to FDA pre-market review. If there is an unfavorable decision by the FDA in these matters, it could adversely impact sales of our ASRs and NanoChip systems to clinical laboratories in the United States. In 2007, we submitted a premarket notification to the FDA for a cystic fibrosis test. We will continue our development of additional IVD products on the NC400 system platform, and have plans for filing additional 510(k)s later this year and in early 2008.

Thus far the FDA has not agreed with our position that the NanoChip®400 and all of our ASR products are not subject to 510(k) clearance or the premarket approval process. The FDA may ultimately require that we submit our existing and/or future products to the premarket approval process or the 510(k) clearance process, either of which may be time-consuming, expensive and uncertain. In addition, if we submit our current products to the premarket approval process or the 510(k) clearance process, it is unclear what the impact would be on our products that have been or are being sold without such approvals or clearances. We may be allowed to continue to market our current products pending the outcome of the clearance or approval process for each product, but there can be no assurance that the FDA would not require us to withdraw one or more of our products from the marketplace pending receipt of such approvals or clearances. If the FDA makes any such determination or otherwise disagrees with our position, the FDA could seek to preclude us from shipping the NanoChip® 400 or other products in the United States until we have received FDA clearance. In addition, the FDA could subject us to any of the penalties described above, including administrative or judicially imposed sanctions and the recall or seizure of our products. Any such result could substantially delay the release of our current and future products. Furthermore, any such result would have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

Based on the new draft guidance documents and our ongoing interactions with the FDA, we will undertake to accelerate the development and submission of 510(k) applications for the NanoChip® 400 and test kits for use on the system. This will increase our costs of product development and divert resources from other product development efforts. We believe that our real-time ASR products comply with regulations. However, if FDA’s guidance document is finalized in its current form, we may have to incur substantial cost to repackage our products to meet the guideline. This will also increase cost and divert resources from other efforts. Further, there can be no assurance that the reconfigured ASR products would be acceptable to all of our customers.

The regulatory approval process for, and compliance with regulations applicable to, our products may be expensive, time-consuming and uncertain.

To the extent that our products require FDA or other regulatory approval or clearance prior to marketing, such regulatory approval process may be expensive, time-consuming, uncertain and may prevent us from obtaining or maintaining required approvals for the commercialization of our products, which may have a significant impact on our business. It generally takes at least three to six months from the time of submission or more to obtain 510(k) clearance, but the process may take longer if the FDA requests more data or asks other questions. The premarket approval process generally takes between one and two years from the time of submission but can take longer. Prior to submitting to the FDA a 510(k) clearance or pre-market application, we must spend time and money preparing the submission, including generating the necessary data. Regulatory clearance or approval of any of our products may not be granted by the FDA or foreign regulatory authorities for several years, if at all. Our failure to obtain required approvals or clearances from regulatory authorities could have a material adverse effect on our business, results of operations and financial condition. In other countries, the manufacture or sale of our products may require approval by local government agencies with missions comparable to the FDA’s. The process of obtaining any such approval may also be lengthy, expensive and uncertain.

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

In addition, whether or not our products are subject to 510(k) clearance or premarket approval, we are subject to certain FDA regulations covering, among other things, manufacturing, promotion and medical device reporting. For instance, manufacturing facilities are required to adhere to the FDA’s current Quality System Regulations, including extensive record keeping and periodic inspections of our manufacturing facilities. Similar requirements are imposed by foreign governmental agencies. Compliance with these regulations requires substantial expenditures of time, money and effort in such areas as production and quality control. Failure to comply with such regulations at one of our manufacturing facilities could result in an enforcement action brought by the FDA, which could include withholding the approval of products manufactured at that facility or all facilities registered with the FDA under our name.

On July 17, 2007, our Point-of-Care Division received a warning letter from the FDA following an earlier inspection of the division’s facility in Toronto, Canada in February 2007. The letter cited violation of the FDA’s Current Good Manufacturing Practice requirements of the Quality System Regulations with respect to the manufacture, packing and installation of products in our cardiac business: Cardiac STATus, Decision Point and i-Lynx. Since the inspection in February 2007, we have undertaken steps to address these concerns, and will continue to take appropriate corrective and preventive actions in response to the warning letter. There is no guarantee that we will correct all of the violations cited in the letter to the satisfaction of the FDA. Failure to do so may result in further regulatory actions, including suspension of sales of our Point-of-Care products in the United States and delay in the granting of pre-market approval applications, which could have a material adverse effect on our business, financial position and results of operations. In addition, we may need to expend substantial funds and efforts implementing corrective measures and maintaining our Toronto facility in full compliance with the FDA’s regulatory requirement.

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

As of June 30, 2007, we had 49 total employees in our worldwide sales and marketing group.

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

We are highly dependent on the principal members of our scientific, manufacturing, marketing, administrative, management and executive personnel, the loss of whose services might significantly delay or prevent the achievement of our objectives. We face competition from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel. For the six months ended June 30, 2007 and twelve months ended December 31, 2006, 2005 and 2004, we experienced turnover rates of 10%, 13%, 17% and 27%, respectively. Turnover at these rates may continue and, if they continue, may adversely affect us.

The turnover rates above exclude the impact of reductions in workforce. In October 2006, we announced a reduction of approximately 15% of our workforce and incurred severance related expenses of approximately $500,000 in the fourth quarter of 2006. This reduction in force was a combination of selective rehiring of voluntary terminations and planned separations as we integrated the activities or our various acquisitions. Several of the planned separations did not occur until the first quarter of 2007. Future layoffs could have an adverse effect on us.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K and quarterly reports on Form 10-Q that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of the fiscal year. How companies are maintaining their compliance with these requirements including internal control reforms, if any, to comply with the requirements of Section 404, and how independent auditors are applying these requirements and testing companies’ internal controls, may be subject to uncertainty. We expect that our internal controls will continue to evolve as our business activities change. In addition, the acquisitions of SynX and Epoch made during 2004, our minority interest investment in Jurilab in 2005, and the acquisitions of Spectral and Amplimedical in 2006, and any future acquisitions we make may impact our ability to maintain effective internal controls over financial reporting. Further, if, during any year, our independent auditors are not satisfied with our internal controls over financial reporting, including the internal controls over financial reporting of SynX, Epoch, Jurilab, Spectral or Amplimedical or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

•

subsequent to the quarter end Jurilab received a 2.0 million euro investment from a third party that will reduce our ownership percentage of Jurilab, and remove our ability to acquire them at a fixed price. Additionally, we surrendered one of two board seats held.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On June 13, 2007, we held our Annual Meeting of Stockholders.

(1)	As listed below, management’s director nominee was elected at the meeting:

Name of Nominee	No. of Votes For	No. of Votes Withheld
Heiner Dreismann	55,640,715	2,567,119

In addition, directors whose terms of office continue after the Annual Meeting are: Howard C. Birndorf, Robert Whalen, Stelios B. Papadopoulos, and David R. Schreiber.

(2)	The proposal to amend the Company’s 1997 Stock Incentive Plan to increase the number of shares reserved for issuance by 4,000,000 was approved with 15,941,553 shares voting in favor, 3,443,610 shares voting against, and 161,099 shares abstaining. There were 38,661,572 shares classified as broker non-votes.

(3)	The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2007 was ratified with 57,299,114 shares voting in favor, 738,654 shares voting against, and 170,066 shares abstaining.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Amended and Restated 1997 Stock Incentive Plan of Nanogen, Inc. (1)

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(1)	Incorporated by reference to Appendix A of the Company’s definitive proxy statement filed on April 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOGEN, INC.

Date: August 9, 2007	/s/ HOWARD C. BIRNDORF
Howard C. Birndorf Chairman of the Board and Chief Executive Officer

Date: August 9, 2007	/s/ ROBERT SALTMARSH
Robert Saltmarsh Chief Financial Officer

NANOGEN, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amended and Restated 1997 Stock Incentive Plan of Nanogen, Inc. (1)

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(1)	Incorporated by reference to Appendix A of the Company’s definitive proxy statement filed on April 30, 2007.