Form 10-Q
period 2007-09-30
NANOGEN INC
filed 2007-11-09
CIK 1030339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 23, 2007, were as follows:

Class	Number of Shares
Common Stock, $0.001 per share par value	73,126,584

NANOGEN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine months ended September 30, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine months ended September 30, 2007 and 2006	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	31

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1a.	Risk Factors	32

Item 5.	Other Information	47

Item 6.	Exhibits	48

Signatures		49

EXHIBITS

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NANOGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,236	$11,261
Short-term investments	7,061	13,923
Receivables, net	15,053	11,568
Inventories, net	3,487	7,691
Other current assets	4,412	2,058

Total current assets	38,249	46,501
Property and equipment, net	6,386	9,388
Acquired technology rights, net	14,956	17,894
Restricted cash	8,931	5,131
Other assets	2,067	1,312
Goodwill	38,853	39,027

Total assets	$109,442	$119,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,435	$13,395
Acquisition payable, secured by letter of credit	—	2,061
Deferred revenue	1,345	3,376
Assigned royalty interests obligation	2,662	3,447
Common stock warrants	4,838	11
Conversion feature relating to convertible debt	3,351	—
Current portion of debt obligations	4,601	3,590

Total current liabilities	34,232	25,880
Convertible debt, net of discount	7,167	—
Debt obligations, less current portion	404	535
Debt obligation of variable interest entity	—	9,941
Sponsored research payable	4,848	4,851
Long-term assigned royalty interests obligation	15,508	15,529
Other long-term liabilities	960	2,304

Total long-term liabilities	28,887	33,160
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at September 30, 2007 and December 31, 2006; no shares issued and outstanding at September 30, 2007 or December 31, 2006	—	—
Common stock, $0.001 par value, 135,000,000 shares authorized at September 30, 2007 and December 31, 2006; 73,126,584 and 67,468,252 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	73	68
Additional paid-in capital	440,372	429,971
Accumulated other comprehensive income (loss)	1,209	(956)
Capital deficit in consolidated variable interest entity, net	—	(7,373)
Accumulated deficit	(394,560)	(360,726)
Treasury stock, at cost, 416,027 shares at September 30, 2007 and December 31, 2006	(771)	(771)

Total stockholders’ equity	46,323	60,213

Total liabilities and stockholders’ equity	$109,442	$119,253

See accompanying notes.

NANOGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Product sales	$5,549	$4,727	$16,935	$10,865
License fees	1,833	1,866	5,133	5,494
Contracts and grants	986	912	6,269	1,809

Total revenues	8,368	7,505	28,337	18,168
Costs and expenses:
Cost of product sales (excluding amortization of purchased intangibles)	8,705	3,509	18,064	9,771
Research and development	7,238	6,242	21,245	19,054
Selling, general and administrative	9,167	8,441	29,304	24,738
Gain on deconsolidation of variable interest entity	(5,831)	—	(5,831)	—
Amortization of purchased intangible assets	733	869	2,260	2,159

Total costs and expenses	20,012	19,061	65,042	55,722

Loss from operations	(11,644)	(11,556)	(36,705)	(37,554)
Other income (expense):
Interest income	188	141	323	620
Interest expense	(1,439)	(109)	(2,837)	(310)
Other income (expense)	27	(243)	(25)	(640)
Change in fair value of warrants and conversion rights	5,426	10	5,436	73
Loss on foreign currency transactions	(12)	(25)	(26)	(43)

Total other income	4,190	(226)	2,871	(300)

Net loss	$(7,454)	$(11,782)	$(33,834)	$(37,854)

Net loss per share—basic and diluted	$(0.10)	$(0.18)	$(0.47)	$(0.69)

Number of shares used in computing net loss per share—basic and diluted	72,966	66,839	72,035	54,587

See accompanying notes.

NANOGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2007	2006
Operating activities:
Net loss	$(33,834)	$(37,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,818	4,849
Impairment of intangibles	320	—
Impairment of fixed assets	1,704	—
Inventory provision	4,574	—
Gain on deconsolidation of variable interest entity	(5,831)	—
Other asset impairment and non-cash charges	109	105
Loss on disposal of fixed assets	1	370
Accretion related to short-term investments	104	79
Stock-based compensation expense	3,180	4,238
Warrant and debt conversion feature valuation adjustments	(5,426)	(73)
Increase (decrease) in cash caused by changes in operating assets and liabilities, excluding the effects of acquisitions and deconsolidations:
Receivables, net	(3,485)	(5,408)
Inventories, net	(370)	(947)
Other current and long-term assets	(2,770)	155
Accounts payable and accrued liabilities	5,234	203
Deferred revenue and other long-term liabilities	95	240

Net cash used in operating activities	(30,577)	(34,043)
Investing activities:
Purchase of short-term investments	(19,374)	(18,600)
Proceeds from sale and maturities of short-term investments	26,225	38,780
Acquisition of business, net of cash acquired	(2,030)	(6,461)
Restricted cash, net	(3,904)	—
Purchase of equipment and technology rights	(1,798)	(1,543)

Net cash provided by (used in) investing activities	(881)	12,176
Financing activities:
Principal payments on obligations	(530)	(577)
Payments on receivable financing	(3,299)	—
Proceeds from factoring receivables	4,208	—
Principal payments on assigned royalty interests obligation	(1,528)	—
Proceeds from assignment of royalty interests	—	20,000
Proceeds from debt obligations of variable interest entity	1,894	2,189
Issuance of common stock	7,587	20,558
Issuance of treasury stock	—	167
Proceeds from long-term obligations, net	19,051	538

Net cash provided by financing activities	27,383	42,875
Effect of exchange rate changes	1,050	(441)

Net increase (decrease) in cash and cash equivalents	(3,025)	20,567
Cash and cash equivalents at beginning of period	11,261	6,194

Cash and cash equivalents at end of period	$8,236	$26,761

See accompanying notes.

NANOGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

1. Summary of Significant Accounting Policies

Organization and Business Activity

Nanogen, Inc. was incorporated in California in November 1991 and, in November 1997, was reincorporated in Delaware, as were our consolidated subsidiaries. We are in the business of developing, manufacturing, and selling advanced diagnostic products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of September 30, 2007, condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which in the opinion of management are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2007 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Basis of Consolidation

These consolidated financial statements and the accompanying notes relate to Nanogen, Inc. and its consolidated subsidiaries and entities.

Consolidated Entities:

•	SynX Pharma (“SynX”): all of the outstanding stock was acquired on April 21, 2004.

•	Epoch Biosciences, Inc. (“Epoch”): all of the outstanding stock was acquired on December 16, 2004.

•	Spectral Diagnostics (“Spectral”): acquired assets related to the rapid cardiac immunoassay test business of an unaffiliated company on February 6, 2006.

•	Nanogen Advanced Diagnostics, S.r.L. (“Amplimedical”): formed in 2006 and acquired the assets related to rapid cardiac immunoassay test business of an unaffiliated company on May 1, 2006.

•	Nanogen Europe B.V. (“BV”): formed as a limited liability company in August 2000 in the Netherlands.

•	Recognomics GmbH: formed as a majority-owned joint venture in July 2001 with Aventis, Inc.

•	Nanogen Advanced Diagnostics GmbH: formed in 2007.

Variable Interest Entity

In a series of investments from July 2005 to June 2006, we purchased $3.0 million in equity of Jurilab LTD (“Jurilab”). Using the methodology prescribed in Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”) we determined we were the primary beneficiary and were required to include Jurilab’s assets and liabilities in our consolidated financial statements. We included Jurilab’s assets and liabilities as of the date of our initial investment on July 20, 2005 and its operating results after this date. In July 2007 a reconsideration event occurred as a result of Jurilab obtaining new equity financing from a third party. We have determined that under FIN 46, we no longer qualify as the primary beneficiary as a result of the new equity financing and therefore are no longer required to consolidate Jurilab’s assets and liabilities in our financial statements. The results of Jurilab’s operations through the date of the reconsideration event are included in our consolidated results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and revenues and related disclosures at the date of the financial statements, and the amounts of revenues and expenses reported during the period. We regularly evaluate estimates and assumptions related to royalty revenue, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, fair value of options and warrants, debt conversion feature and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Derivative Financial Instruments

Convertible debt issued in August 2007 has been accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and the EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, (“EITF 00-19”).

For derivative instruments that are required to be accounted for as liabilities, the instrument would be initially recorded at its fair value and then at each reporting date, the change in fair value would be recorded in the statement of operations.

If the embedded derivative instrument is to be bifurcated and accounted for as a liability, the proceeds from an issuance will be first allocated to the fair value of the bifurcated derivative instruments. If there are also options or warrants that are required to be recorded as a liability, the proceeds are next allocated to the fair value of those instruments. The remaining proceeds, if any, are allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from the face amount.

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

The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $148.6 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes resulting from past financings or that could occur in the future. We have not yet determined whether such an ownership change has occurred; however, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses and research and development credits. When this project is completed, the Company plans to update their unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 6 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

2. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires us to report, in addition to net loss, comprehensive loss and its components. A summary is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Comprehensive loss:
Net unrealized gain on short-term investments and other investments	$95	$(6)	$94	$78
Foreign currency translation adjustment	1,806	37	2,072	(442)
Net loss	(7,454)	(11,782)	(33,834)	(37,854)

Comprehensive loss	$(5,553)	$(11,751)	$(31,668)	$(38,218)

3. Exit of Micro Array Business

In September 2007, we announced that we were evaluating strategic alternatives to exit the micro array business, which includes the NanoChip instrument system and related multiplexed reagents and consumables. The goal of the strategic evaluation is to create a restructured business that can reach profitability faster and with greater predictability. The cost and effort to develop the broad product menu needed for a successful micro array business while also working to develop the clinical market over the next several years are substantial, and we would incur expenses that we can no longer afford on our own. We expect that sale or closure of the micro array business will materially decrease expenses and improve cash flow.

The exit of the micro array business will not affect the real-time PCR products or Point of Care rapid testing solutions offered. We retained an investment banker to assist in the evaluation of alternatives such as a sale, partnering, or closure of this business.

As of September 30, 2007, the outcome of the planned exit was not known therefore when we reviewed the assets being evaluated, we performed a probability weighted impairment analysis. We estimated the impairment charge that may result under three possible outcomes: closure, a discounted sale, and a sale at or above carrying value. As there is not a quoted market price for most of the assets, we based the estimates on our business judgment given the facts and circumstances surrounding the exit. We then performed a weighting of each possible outcome to determine the non-cash charges that were recorded related to the discontinuation of the micro array business.

Below is a summary of the assets identified, the impairment recorded, and the net book value as of September 30, 2007 (in thousands):

	Impairment Recorded	Net Book Value
Inventory	$(4,574)	$594
Fixed assets	(1,704)	133
Acquired technology rights	(319)	—

Total	$(6,597)	$727

The inventory impairment is included in our cost of sales. The fixed asset impairments were allocated to operating expenses in the category for which the asset was intended for use. As a result, the fixed asset impairments were allocated as follows: $1.2 million to research and development expense; $0.1 million to selling, general and administrative expense, and $0.4 million to cost of sales. The acquired technology rights were expensed to selling, general and administrative costs.

The total non-cash impact of the exit of this business in the three months ended September 30, 2007 was $6.9 million, including the $6.6 million impairment noted above.

There are also cash uses related to the decision to exit the array business. We reduced our workforce in September by approximately 4% and incurred approximately $335,000 in costs related to this action.

4. Variable Interest Entity

In a series of investments from July 2005 through June 30, 2006, we invested approximately $3.0 million to purchase 29.7% of the outstanding stock of Jurilab. In addition, we had the option to purchase the entire company at not-to-exceed prices through December 31, 2007. Based on our initial analysis of the investment agreement, we were the primary beneficiary under FIN 46R, “Consolidation of Variable Interest Entities,” and were required to consolidate Jurilab’s financial statements. In July 2007 an additional equity investment by a new investor resulted in reconsideration of our position as a primary beneficiary. Based on this reconsideration event, we are no longer the primary beneficiary under FIN 46R, “Consolidation of Variable Interest Entities” and are no longer required to consolidate Jurilab’s financial statements. Our 2007 Statement of Operations includes the results of Jurilab through July 2007, at which point Jurilab was deconsolidated from our balance sheet. As a result of recording losses in excess of our investment, a gain on deconsolidation was recorded at the time of deconsolidation.

Included in our consolidated balance sheet at September 30, 2007 and December 31, 2006 were the net liabilities (in thousands) of Jurilab:

	September 30, 2007	December 31, 2006
	(Unaudited)	(Unaudited)
Cash	$—	$743
Restricted cash	—	660
Other assets	—	589
Deferred revenues	—	(2,639)
Debt obligations	—	(9,941)
Other long-term liabilities	—	(922)

Net liabilities	$—	$(11,510)

Consolidation of Jurilab’s results of operations (in thousands) included the following:

	Three months ended,		Nine months ended,
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$—	$20	$578	$36
Cost of product sales	—	(31)	—	(97)
Research and development expense	—	(1,204)	(2,896)	(3,764)
Gain on deconsolidation of variable interest entity	5,831	—	5,831	—
Other expenses	(15)	(94)	(165)	(238)

Net loss	$5,816	$(1,309)	$3,348	$(4,063)

The gain on deconsolidation of Jurilab represents losses recorded in our consolidated financial statements that were in excess of our investment in Jurilab and was calculated as follows (in thousands):

Jurilab’s losses incurred during the consolidation period	$(9,769)
Stock investment made by Nanogen in Jurilab	3,040
Other cash investments, including development funding	898

Losses recorded in excess of investment	$(5,831)

Immediately prior to deconsolidation, Jurilab’s net liabilities on our consolidated balance sheet totaled $14,226,000. This net liability was removed from our equity as follows (in thousands):

Net liabilities at June 30, 2007	$(14,226)
Elimination of Jurilab pre-consolidation accumulated deficit	7,373
Elimination of unrealized foreign exchange losses	1,022
Elimination of Jurilab losses in excess of our investment	5,831

Net liabilities at September 30, 2007	$0

5. Financial Statement Details

Receivables

Receivables are comprised of the following (in thousands) as of:

	September 30, 2007	December 31, 2006
	(Unaudited)
Product	$13,229	$10,240
License fees	1,214	1,369
Contract and grant	923	142

	15,366	11,751
Allowance for doubtful accounts	(313)	(183)

	$15,053	$11,568

Inventories

Inventories include the cost of material, labor and overhead, and are stated at the lower of average cost, determined on the first-in, first-out method, or market. We periodically evaluate our on-hand inventories and make appropriate provisions for any inventories deemed excess or obsolete. As part of our evaluation during the current quarter, we increased our inventory reserves by approximately $4.6 million. This change relates to our plans to exit the micro array business.

Inventories consist of the following (in thousands) as of:

	September 30, 2007	December 31, 2006
	(Unaudited)
Raw materials	$5,647	$5,190
Work in process	1,726	2,308
Finished goods	4,844	5,061

	12,217	12,559
Reserve for excess and obsolescence	(8,730)	(4,868)

	$3,487	$7,691

Other long-term liabilities

Other long-term liabilities are comprised of the following (in thousands) as of:

	September 30, 2007	December 31, 2006
	(Unaudited)
Jurilab’s long-term liabilities	$—	$922
Deferred rent	143	777
Other	817	605

	$960	$2,304

Long-term debt

Convertible subordinated notes payable

The convertible debt, detachable warrant and conversion rights liabilities are disclosed below:

	September 30, 2007	December 31, 2006
	(Unaudited)
Current Liabilities:
Detachable warrants	$4,593	$—
Conversion feature related to convertible debt	$3,351	$—
Long Term Liabilities:
Convertible subordinated notes payable in August 2010 at interest rate of 6.25%, net of discount	$7,167	$—

In August 2007, we entered into a definitive agreement for the sale and issuance of $20 million in aggregate principal amount of unsecured senior convertible notes (“Notes”) which are convertible initially into an aggregate of up to 18,428,221 shares of our common stock. The Notes bear interest at 6.25% per annum and interest is accrued and payable on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted are repayable in cash in August 2010. The notes may be converted into common stock at a stated rate of $1.27 per share. Upon conversion whether at our election or the debt holders’ election, we are also required to pay the present value of the future interest payments that would have been made if the conversion had not occurred (“Make Whole Payments”). These Make Whole Payments must be paid in common stock at a rate of $1.27 per share. This agreement also includes warrants to purchase up to 17,322,833 shares of our common stock at an initial exercise price of $1.14 per share. We received net proceeds of approximately $18.5 million, of which $7.3 million has been restricted until our stock price reaches $1.52, from the sale of the Notes and warrants after deducting the placement agent fees and estimated offering expenses of $1.5 million.

The holders of the debt have full-ratchet anti-dilution protection for the eighteen months from the date of funding and weighted average anti-dilution thereafter. Any adjustment shall be initially subject to a conversion price floor of $1.2675 per share and an exercise price floor of $1.13 exercise price per share for warrants. We will seek stockholder approval to remove these price floors. Removal of these price floors would lift certain financing restrictions placed on us.

If, at any time after the twenty four-month anniversary of the issuance date of the Notes, the last closing sale price of our common stock exceeds $2.22 for any twenty out of thirty consecutive trading days, we have the right, subject to compliance with certain conditions, to require the holders of the Notes to convert all or any portion of the conversion amount of the Notes into shares of our common stock at the then applicable conversion price, subject to certain limitations on beneficial ownership.

The maturity date of the Notes is August 27, 2010, subject to extension for an additional two year period with respect to any amounts not converted as of the initial maturity date due to limitations on beneficial ownership. The Notes are not secured by any of our assets or assets of our subsidiaries, except that we have agreed to obtain a $7.3 million letter of credit. We have deposited $7.3 million in a trust as collateral on this letter of credit.

The Notes contain customary events of default provisions, including without limitation related to failure to pay principal or interest when due, suspension from trading, failure to cure conversion failures or maintain sufficient shares of common stock available for conversion, breaches of covenants, breaches of material representations, failure to repay certain indebtedness exceeding $250,000, the occurrence of bankruptcy or similar events, defaults under our agreements, and the rendering of a final judgment in excess of $500,000 not covered by insurance. From and during the occurrence of an event of default (as defined in the Notes), the interest rate under the Notes will increase to 12.0% per annum.

The notes contain provisions, that in connection with a change of control transaction, the holders of the Notes will have the right to require us to redeem all of their Notes at a redemption price in cash.

We have agreed, for so long as any Notes or related warrants remain outstanding, that we will not issue or sell, subject to certain exceptions, shares of our common stock for a consideration per share less than the conversion price of the Notes or the exercise price of the such warrants immediately prior to such sale, if the effect of the issuance or sale is to cause the conversion price or exercise price to be adjusted below certain fixed floor prices. In addition, we have agreed, for so long as any Notes or related warrants remain outstanding, that we will not sell, subject to certain exceptions, securities with a conversion or exercise price that varies from the market price of our common stock. In addition, we have agreed that we will not incur additional indebtedness other than in connection with existing indebtedness or other permitted indebtedness, grant liens on our assets other than certain ordinary permitted liens, or make distributions on or repurchase shares of our common stock.

We evaluated the Notes and detachable warrants to determine if these contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS 133, and related interpretations including EITF 00-19. As a result of this evaluation, we have identified the detachable warrants and the conversion rights as derivative financial instruments and are required to be recorded as liabilities.

We have allocated the proceeds received from the Notes between the underlying debt instruments, conversion rights, and the detachable warrants. At inception, the fair value of the detachable warrants of $6.4 million and the conversion rights of $6.6 million were separated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the Notes as unamortized discount which will be accreted over the term of the Notes using the effective interest method. As of September 30, 2007, we have recorded $233,000 non-cash interest expense relating to the accretion of this discount.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. The change in fair value is recorded in the statement of operations as “Change in fair value of the detachable warrants and conversion right”. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The fair value of the warrants and the conversion rights are marked-to-market each balance sheet date and recorded as a liability. The change in fair value is recorded in the statement of operations as “Change in fair value of the detachable warrants and conversion rights”. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The fair value of these warrants and rights are primarily affected by our stock price, but are also affected by our stock price volatility, expected life and interest rates. We recorded approximately $5.4 million of other income recorded in the third quarter of 2007 related to the change in the fair value of the warrants and the conversion feature. This change in fair value was primarily driven by the decrease in our stock price from the closing of the transaction to the end of the quarter. Assuming our stock volatility, expected life and the interest rates remain constant, the fair value of the warrants would increase and we would recognize a charge to earnings if the price of our stock increases. If the price of our stock decreases and our stock price volatility expected life and the risk-free interest rates remain constant, the fair value of the warrants will decrease and we will recognize income.

As of September 30, 2007, we recorded $348,000 in interest expense relating to the 6.25% coupon rate and the amortization of the financing costs. The financing costs of $1.5 million are being amortized into interest expense over the term of the debt or 3 years. Amortization of the financing costs recorded through September 30, 2007 totaled $233,000.

6. Stock Award Activity

Stock Option Grants

Approximately 993,230 stock options subject to time based vesting were granted during the nine months ended September 30, 2007, and the weighted average estimated fair value of stock options granted during the same period was $1.09 per share. At September 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options was $3.7 million, excluding options with performance-based vesting, which is expected to be recognized over a weighted-average period of 1.47 years as of the beginning of the fiscal period.

Performance options

In December 2006, we issued 990,000 performance options to our executives and key members of management. In June 2007, we issued 1,950,000 performance options. These options vest when these individuals meet specific performance targets and align the interest of our employees with specific internal goals over a wide-range of the company’s operations. As of September 30, 2007, we have evaluated the probability and timing of vesting of these options, and recorded $21,000 in expense as a result. We will continue to evaluate the probability of each performance option vesting and, if required, continue expensing the fair value of the award. The grant date fair value of each December 2006 option was $1.70, and each June 2007 option was valued at $0.96. As of September 30, 2007, there is an aggregate unrecognized compensation expense of $3.5 million related to performance options.

Restricted Stock Units

On July 29, 2005, we granted 402,250 restricted stock units to certain employees under the 1997 plan at a fair value of $4.40 per restricted stock unit. The restricted stock unit grants have a two year cliff vesting period and on July 29, 2007 these restricted stock units became convertible into our common shares. In the nine months ended September 30, 2007 this resulted in $516,000 in amortization of stock based compensation which is included in loss from operations.

On December 12, 2006, we granted 300,000 restricted stock units to certain employees under the 1997 plan at a fair value of $2.09 per restricted stock unit. The restricted stock units vest monthly through December 2008. In the nine months ended September 30, 2007, this resulted in $226,000 in amortization of stock based compensation which is included in loss from operations.

On August 2, 2007, we granted 82,500 restricted stock units to certain employees under the 1997 plan at a fair value of $1.33 per restricted stock unit. The restricted stock units vest monthly through August 2009. In the nine months ended September 30, 2007, this resulted in $9,000 in amortization of stock based compensation which is included in loss from operations

As of September 30, 2007, we had 357,500 non-vested restricted stock units outstanding with a weighted-average grant date fair value of $3.14 and an aggregated unrecognized compensation expense of $486,000. In the nine months ended September 30, 2007, 47,730 restricted stock units were cancelled, resulting in an adjustment of $51,000 of amortization expense.

Employee Stock Purchase Plan

In 1997, the Board of Directors approved the Employee Stock Purchase Plan (“ESPP”), as amended, under which 1.1 million shares of common stock were authorized for issuance. The ESPP permits eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 15% of the employee’s base salary subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair value of the stock at either the beginning of the applicable “offering period” or the last day of the accumulation period. Each offering period is 24 months, with new offering periods commencing every six months, and an accumulation period is six months in duration. During the nine months ended September 30, 2007, 85,309 shares were issued under the ESPP plan. As of September 30, 2007, approximately 52,237 shares were reserved for future issuance.

Share-Based Payments

Total share-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of product sales	$7	$30	$176	$165
Research and development	203	364	758	1,242
Selling, general and administrative	537	790	2,104	2,831

Total stock-based compensation expense	$747	$1,184	$3,038	$4,238

In the nine month period ended September 30, 2007, $28,000 in share-based compensation expense was capitalized as inventory overhead.

Earnings Per Share

Employee stock options to purchase approximately 7,805,690 and 7,712,230 shares of common stock during the nine months ended September 30, 2007 and December 31, 2006, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earning per share would be anti-dilutive.

7. Related Party Transaction

Consulting Agreement with Board Member

In October 2006, we signed a consulting agreement with Mr. Dreismann, one of our Board members, and the agreement was amended in November 2006. Mr. Dreismann received $45,000 in compensation under this agreement in the nine months ended September 30, 2007. Total compensation under the agreement is capped at a maximum of $60,000 per year.

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

9. Lease Termination

In November 2001, SynX Pharma, Inc. entered into a lease of a 50,000 square foot building at 15 Marmac Drive in Toronto, Canada. In April 2004 we acquired Synx Pharma. As a result of the acquisition of the assets of Spectral Diagnostics in February of 2006 (also located in Toronto), we have been operating two Toronto locations. As part of our plan to consolidate operations to improve efficiencies and reduce cost, a lease termination notice was given to the landlord of 15 Marmac Drive, triggering lease termination related expenses of $2.4 million for the nine months ended September 30, 2007. The most significant item included in the total termination expenses recognized during the three months ended June 30, 2007 is a lease termination penalty of $1.7 million recorded in the second quarter of 2007. The lease termination related expenses are reflected in the financial statements in general and administrative expenses.

10. Commitments and Contingencies

Hitachi, Ltd.—Purchase Commitment

Related to our Micro array diagnostic equipment business we had a manufacturing agreement with Hitachi, Ltd. (“Hitachi”) that required certain minimum purchase commitments for the second generation multiplexed instrument platforms from Hitachi. As of September 30, 2007 we had approximately $200,000 in purchase commitments outstanding.

Litigation

We may be subject to potential liabilities under various claims and legal actions that may be asserted. These matters may arise in the ordinary course and conduct of our business, as well as through acquisitions, and some may be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities and as of September 30, 2007 we have no significant accrual for any pending claims.

11. Subsequent Event

In September 2007 we announced that we were evaluating strategic alternatives for our micro array business as part of an aggressive plan to achieve profitability. The micro array business includes our NanoChip instrument system and related multiplexed reagents and consumables. We retained an investment banker to assist in the evaluation of alternatives such as a sale, partnering or closure. During the fourth quarter of 2007 a decision was made to close the micro array business in order to help us create a restructured business that can reach profitability faster and with greater predictability. The restructured business will continue to focus on clinical diagnostic markets with emphasis on real-time molecular and rapid point of care products. During the fourth quarter we will begin implementing a phased reduction in workforce related to this decision. Severance costs related to the reduction are expected to total approximately $2.5 million.

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

•

Results of Operations—an analysis of our consolidated results of operations for the three and nine months ended September 30, 2007 and 2006, as presented in our condensed consolidated financial statements, to provide the reader information about trends and material changes in revenues and expenditures.

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

Summary:

Subsequent to December 31, 2006, the following significant business developments occurred:

•

In September 2007, we announced that we were evaluating strategic alternatives to exit the micro array business, which includes the NanoChip instrument system and related multiplexed reagents and consumables. The exit of the micro array business will not affect the real-time PCR products or Point of Care rapid testing solutions offered. We retained Credit Suisse to assist in the evaluation of alternatives such as a sale or partnering. During the fourth quarter of 2007, a decision was made to begin the closure of this business.

•

As of September 30, 2007, we have performed a probability weighted impairment analysis and recorded non-cash charges related to the discontinuation of the micro array business of $6.9 million, primarily writing down inventory and fixed asset balances. Additional impairment charges of up to $1 million related to exiting this business are anticipated in the fourth quarter of 2007. Additional $2.5 million of cash costs mostly related to employee severance costs are expected to be recorded during the fourth quarter of 2007.

•

In a series of investments from July 2005 through June 30, 2006, we invested approximately $3.0 million to purchase 29.7% of the outstanding stock of Jurilab. In addition, we had the option to purchase the entire company at not-to-exceed prices through December 31, 2007. Based on our initial analysis of the investment agreement, we were the primary beneficiary under FIN 46R, “Consolidation of Variable Interest Entities,” and were required to consolidate Jurilab’s financial statements. In July 2007 an additional equity investment by a new investor resulted in reconsideration of our position as a primary beneficiary. Based on this reconsideration event, we are no longer the primary beneficiary under FIN 46R, “Consolidation of Variable Interest Entities” and are no longer required to consolidate Jurilab’s financial statements. Our 2007 Statement of Operations includes the results of Jurilab through July 2007, at which point Jurilab was deconsolidated from our balance sheet. As a result of recording losses in excess of our investment, a gain on deconsolidation was recorded at the time of deconsolidation.

•

In August 2007, we entered into a definitive agreement for the sale and issuance of $20 million in aggregate principal amount of unsecured senior convertible notes (“Notes”) which are convertible initially into an aggregate of up to 18,428,221 shares of our common stock. The Notes bear interest at 6.25% per annum and interest is accrued and payable on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted are repayable in cash in August 2010. The notes may be converted into common stock at a stated rate of $1.27 per share. Upon conversion whether at our election or the debt holders’ election, we are also required to pay the present value of the future interest payments that would have been made if the conversion had not occurred (“Make Whole Payments”). These Make Whole Payments may be paid in cash or in common stock at a rate of $1.27 per share. This agreement also includes warrants to purchase up to 17,322,833 shares of our common stock at an initial exercise price of $1.14 per share. We received net proceeds of approximately $18.5 million, of which $7.3 million has been restricted until our stock price reaches $1.52, from the sale of the Notes and warrants after deducting the placement agent fees and estimated offering expenses of $1.5 million.

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

•

We have substantially completed work on the $4.5 million contract awarded in December 2006 by the Centers for Disease Control and Prevention (CDC) to develop a diagnostic assay for the influenza. The goal is a low cost, high sensitivity point-of-care immunoassay that detects both seasonal influenza and avian influenza. HX Diagnostics will commercialize this version of the product upon FDA clearance. The current award of $4.5 million funds the first two phases of a five-phase development project. If all five phases are funded by the CDC, the award can total about $12.5 million. Additional future awards are based on the achievement of milestones and approval by the CDC which are currently under review by the CDC.

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

•

In the nine months ended September 30, 2007, we used $30.7 million in cash in operating activities, which was primarily a result of the costs associated with the development of unique solutions for the clinical, research and point-of-care markets and the execution of our multi-product commercialization strategy. We believe we will continue to use cash and have quarterly net losses for at least the next year until our product offerings gain traction in the market place and begin to generate a return on investment.

Our business:

Our Company is based on the vision of providing a higher quality of healthcare through advanced diagnostic products. Our business strategy is to leverage the companies, products and knowledge base that we have acquired or developed to become a leading supplier of advanced diagnostic products that will help drive a new era of personalized medicine. We were early to recognize that the adoption of personalized medicine is dependent on the advancement of diagnostic technologies. The commercialization of our products and technologies will help bridge the gap between early-stage scientific research and actual clinical practice. We are developing several product lines that are directly targeting specific markets within the advanced diagnostics field that have significant potential for revenue growth.

Technology

Our molecular diagnostic technologies focus on the identification of the nucleic acid sequences or proteins related to gene variations and gene expressions associated with both genetic conditions and infectious diseases. We believe that our research and development will contribute to a new healthcare paradigm where disease is diagnosed and understood at the molecular level. We believe that this will lead to the introduction of new therapies, targeted therapeutics and an abundance of new screening tests that will, in turn, shift the focus of medicine to be increasingly proactive as well as being increasingly specific to the individual patient. Our immunoassay diagnostic technologies focus on detecting antibodies associated with cardiac or infectious disease indications. Our tests will provide doctors with the information they require to tailor specific therapies to the individual patient. Therefore, we have developed a variety of diagnostic tools required to render disease specific information accessible to researchers and clinicians.

We have four categories of advanced diagnostic technologies: 1) molecular reagents, 2) point-of-care tests, 3) advanced genetic markers, 4) and molecular testing platforms.

1)	Molecular Reagents (RUO Reagents, ASRs, Custom Assays)

Molecular reagents encompass real-time PCR products and molecular reagents. The real-time products include both custom designed products for the research market and ASRs which are sold to laboratories certified under the Clinical Laboratory Improvement Amendments of 1998 (“CLIA”) to develop, optimize and validate tests for clinical uses. These products are molecular primers and probes that amplify disease specific genetic sequences for analysis or identification in a simple test with rapid turn around. An advantage of our real-time PCR products is its “platform independence” providing us a broader market and customer base and the incorporation of our proprietary MGB technology in certain products. The MGB technology permits shorter probes and results in improved sensitivity. In addition, we believe these products provide us name recognition and complement our current sales and marketing efforts with a wider array of solutions for our customers. The customers for this product line are primarily advanced research and clinical laboratories that test for single markers or mutations in genes. As part of our array restructuring, we no longer offer reagents for more complex testing on the micro array platform. Reagents for the testing of cystic fibrosis genes (CTFR) and blood clotting (Factor V/II) will be phased out over the next year.

In addition, in May 2006 we acquired Amplimedical’s portfolio of real-time molecular diagnostic test kits which are all CE marked for in vitro diagnostics use. These diagnostic test kits primarily test for infectious diseases.

2)	Point-of-Care (Test Kits)

Our point-of-care tests consist of highly specific tests for identifying proteins that play a role in specific diseases. By identifying the level of specific proteins present in a patient sample, doctors can more accurately diagnose and monitor the progress of specific diseases. Our researchers are developing diagnostic products that focus on congestive heart failure and infectious disease. We believe our technologies will help move many of these tests from the clinical reference lab to the point-of-care settings such as the emergency room. On February 6, 2006, with our acquisition of Spectral’s point-of-care assets, we acquired several revenue generating rapid cardiac immunoassay tests that broadened our menu of products available for point-of-care customers. The acquired products include rapid tests for levels of CKMB, Myoglobin and Troponin, all of which are frequently used in cardiac care. In addition, we acquired the ability to manufacture these and other point-of-care products.

In March 2006, we received FDA clearance to begin marketing our plasma based NT-proBNP congestive heart failure product for use on human plasma, and in July 2007 we announced that we had begun shipment of the product. The test has been developed by Nanogen under license from Roche and is being manufactured for Nanogen by Princeton BioMeditech Corporation (PBM). Distribution in the United States is handled by LifeSign, an affiliate of Princeton BioMeditech Corporation (PBM). For the larger point-of care market, our NT-proBNP congestive heart failure product for use on human whole blood remains under development.

3)	Advanced Genetic and Protein Markers

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

4)	Testing Platforms (Instrumentation)

In November 2007, we announced that we are planning to exit the micro array business, which includes the NanoChip instrument system and related multiplexed reagents and consumables. This technology was developed for those labs with a need to develop or perform more complex testing than is available with real-time instruments. These systems were based on our proprietary “lab on a chip” detection technology that allows testing for multiple gene markers or mutations on one test site. Sales and support of these systems will be phased out over the next 12 months.

In addition, we have developed a low cost reader technology which is used in conjunction with our rapid point-of-care test devices and provide objective measurement and connectivity to the laboratory information management systems.

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

Calendar year ending	Minimum payment (in thousands)
2007 (remainder)	$375
2008	4,820
2009	5,200
2010	5,410
2011	5,374

Total	$21,179

Acquisitions, investments and goodwill: Developments

We have a history in acquiring or investing in companies with complementary products and strong intellectual property positions to allow us to penetrate emerging markets. We have used a combination of cash and common stock to fund these activities.

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

Based in Italy, Amplimedical has been active in the European and other markets since the early 1990s with its molecular diagnostic reagents. Nanogen and Amplimedical have shared a strong business relationship for approximately five years, during which time Amplimedical has been a distributor of Nanogen’s NanoChip® Molecular Biology Workstation and NanoChip® 400 instrument systems in Italy. We believe this acquisition will allow our molecular diagnostics business to further expand in Europe by providing additional resources and scale. Amplimedical’s portfolio of real-time molecular diagnostic test kits are all CE marked for in vitro diagnostics. Amplimedical’s diagnostic test kits also include multiplexed reagent kits, sold in Europe, such as those to detect mutations in the GJB2 gene for the diagnosis of hereditary deafness and a research-use-only set of reagents to test for genetic causes of beta thalassemia, a type of inherited blood disorder that can cause anemia.

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

FDA regulations: Developments

On July 17, 2007, our Point-of-Care Division received a warning letter from the FDA following an earlier inspection of the division’s facility in Toronto, Canada in February 2007. The letter cited violations of the FDA’s Current Good Manufacturing Practice requirements of the Quality System Regulations with respect to the manufacture, packing and installation of products in our cardiac business: Cardiac STATus, Decision Point and i-Lynx. Since the inspection in February 2007, we have undertaken steps to address these concerns, and will continue to take appropriate corrective and preventive actions in response to the warning letter. A corrective and preventive action plan was submitted to the FDA and updated on August 7 and 27. As part of this plan, bimonthly reports will be submitted until the corrective and preventive actions are completed, estimated by the end of 1st quarter, 2008. The first bimonthly report was submitted on October 26, 2007. Failure to obtain and maintain full compliance with FDA regulations could lead to further regulatory actions that could have an adverse effect on our business, financial position and results of operations.

In April 2007 we submitted a 510(K) application to the Food and Drug Administration (FDA) related to our Cystic Fibrosis Kit and NanoChip 400 micro array system. The Cystic Fibrosis Kit is intended to be used for carrier testing in adults of reproductive age, as an aid in newborn screening, and in confirmatory diagnostic testing in newborns and children. As a result of our decision to exit the micro array business, we will be withdrawing this application.

Our micro array instrumentation is to be used only for research purpose, whereas our ASR and real-time PCR products are to be used by CLIA-certified laboratories when developing and validating their own diagnostic tests. When we begin to distribute and manufacture products for non-CLIA laboratories and point-of-care customers, we are subject to additional FDA requirements such as pre-market applications.

In March 2006, we received FDA clearance to begin marketing our plasma based NT-proBNP congestive heart failure product for use on human plasma. For the larger point-of-care market, our NT-proBNP congestive heart failure product for use on human whole blood remains under development. Shipments of this product began in 2007.

In August 2005, we received an untitled letter from the Office of In Vitro Diagnostic Device Evaluation and Safety (OIVD), a division of the FDA. The letter described the OIVD’s concerns that the micro array NanoChip® systems and certain related ASRs might be construed as a closed system and therefore a medical device that requires a pre-market application. During the first quarter of 2006 we met with the FDA and made certain changes in our marketing materials and sales approach. In September 2006, the FDA published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” setting forth the FDA’s interpretation of the regulations governing the sale of ASR products. Subsequently, we received a second letter from the OIVD in which the FDA asserted that our micro array and multiplexed reagents require FDA pre-market review. In November 2006, we met with the FDA to discuss the second letter. Subsequently, we have revised our labeling for the micro array NanoChip®400 system to reflect it is for “Research Use Only”. We believe that our micro array NanoChip® systems and ASR products are not subject to FDA pre-market review. If there is an unfavorable decision by the FDA in these matters, it could adversely impact sales of our ASRs to clinical laboratories in the United States.

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

Up to and including the current quarter, Hitachi manufactured our NanoChip® systems and we manufactured the majority of our consumable products in our manufacturing facility in San Diego, California.

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

Results of Operations

For the three and nine months ended September 30, 2007 and 2006

Revenues

The following table summarizes our revenues for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2006	Difference	2007	2006	Difference
Product sales	$5,549	$4,727	$822	$16,935	$10,865	$6,070
License fee and royalty income	1,833	1,866	(33)	5,133	5,494	(361)
Contracts and grant	986	912	74	6,269	1,809	4,460

Total	$8,368	$7,505	$863	$28,337	$18,168	$10,169

•

Product sales revenue is primarily generated from real-time PCR products (both custom and proprietary tests), a portfolio of rapid cardiac immunoassay point-of-care tests (cardiac tests), molecular testing instruments (NanoChip® systems) and various ASRs. The increase in product sales revenue for the three and nine months ended September 2007 as compared to the same periods of 2006 occurred in multiple product lines with a significant increase in the nine month comparison due to the acquisition of Amplimedical in May 2006. Amplimedical’s revenues were not consolidated in the first four months of 2006, but their revenues totaled $2.0 million for May and June 2006, and $4.6 million May through September. For the nine months ended September 2007 Amplimedical revenues totaled $10.3 million.

The future: As a result of our decision to sell or close the micro array business, we expect product revenue in the next couple of quarters to be dependent on growth in real-time or point-of-care products and may not increase.

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

The future: Royalties from Applied Biosystems are based on actual sales. Based on our review of the sales trends of products under this license agreement, we expect that future royalty revenue will remain at similar levels as seen in recent quarters. On September 29, 2006, we entered into an agreement with Drug Royalty Trust (“DRT”) where we assigned the rights associated with this royalty agreement from July 2006 through December 2011 to DRT for a $20 million upfront payment in cash. Going forward we will not receive any cash from this license agreement until 2012 unless actual sales exceed certain annually agreed upon thresholds. We recognized this payment as assigned royalty interest obligations and will continue to recognize revenue quarterly based on actual royalties under the Applied Biosystems agreement. We will amortize the assigned royalty interests under the DRT agreement quarterly through December 2011. Although we expect our relationship with Applied Biosystems to continue into the foreseeable future this contract may be terminated by Applied Biosystems with a 180 day notice.

In addition, with our growing intellectual property profile of 171 U.S. patents, we are continuing to evaluate royalty and licensing opportunities and we may choose to license other intellectual property in the future, if we believe the terms and conditions are acceptable.

•

Contracts and grants revenue represents nonrefundable payments by various federal, state and private agencies for our research and development efforts awarded through contracts and grants. Contracts and grants revenue is recorded as the costs and expenses to perform the research are incurred, if the amount is reasonably commensurate with the effort expended and collection of the payment is reasonably assured. Under certain arrangements where funding is provided contractually on a scheduled basis, revenue is recorded ratably over the term of the arrangement. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. The increase in contract and grant revenue in the three and nine months ended September 30, 2007 as compared to the same period of 2006 was primarily related to additional revenue generated from the U.S. Centers for Disease Control and Prevention (“CDC”) grant with no comparable award in the first or second quarter of 2006.

The future: The recognition of revenue under contracts and grants may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year depending on the timing and quantity of agreements and contracts. On December 4, 2006 we announced we were awarded a $4.5 million contract from the CDC. The current award is for the first two phases of a five-phase development project. If we are awarded all five phases, the award may total approximately $12.5 million over life of the award, including amounts received to date. As of September 30, 2007, we had substantially completed work required by the first two phases. The CDC has approved an additional $1.2 million for the work completed under Phase II. The third phase, if awarded, may not occur during the remainder of 2007. As a result, we anticipate lower contract and grant revenue in the fourth quarter as compared to the first two quarters of this year.

Cost and expenses

Cost of product sales (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2006	Difference	2007	2006	Difference
Cost of product sales	$8,705	$3,509	$5,196	$18,064	$9,771	$8,293

•

Cost of product sales relates to the expenses associated with manufacturing our products. These expenses include the materials, labor, and various overhead costs required to build our products. Included in our overhead expenses are charges for excess capacity. The increase in the cost of product sales in first nine months of 2007 as compared to the same period in 2006 primarily related to impairment charges of $5 million in September 2007 for the micro array business, in addition to increased product sales arising from the acquisition of the Amplimedical product line related manufacturing costs on May 1, 2006.

The future: For the remainder of 2007 we expect our cost of product sales to increase as compared to 2006 as a result of including a full year of Amplimedical’s product sales and manufacturing costs. In addition, we may incur an additional impairment charge in the fourth quarter of up to $600,000 related to the closure of the micro array business.

Research and development expenses (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2006	Difference	2007	2006	Difference
Research and development	$7,238	$6,242	$996	$21,245	$19,054	$2,191

•

Research and development relates to the expenses associated with our efforts to develop advanced molecular diagnostics products for commercialization and the expenses incurred while conducting reimbursable research and development under contractual agreements with various federal, state and private entities. Research and development costs increased in the three and nine months ended June 2007 as compared to the same periods in 2006, primarily due to recording impairment charges of $1.5 million recorded in September 2007 related to the closure of the micro array business.

The future: As a part of our continual focus on narrowing our losses and working towards positive cash flows from operations, we plan to reduce costs in research and development expenditures that are not funded by contracts or grants. The closure of the micro array business should also aid in the lowering of research and development expenses.

Selling, general and administrative expenses (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2006	Difference	2007	2006	Difference
Selling, general and administrative expenses	$9,167	$8,441	$726	$29,304	$24,738	$4,566

•

Selling, general and administrative expenses relate to the costs associated with promoting and selling our products and the administrative costs required to support our company’s operations. The increase in selling, general and administrative expenses in the nine months ended September, 2007 as compared to the same period of 2006 is related to the acquisition of the Spectral and Amplimedical on February 6, 2006 and May 1, 2006, respectively, as well as $2.4 million of costs related to the termination of the Marmac facility lease in Toronto Canada. In addition, there were $0.5 million of impairment charges recorded in September 2007 related to the closure of the micro array business.

The future: We expect that our selling, general and administrative expenses, on a percentage basis, will trend lower than increases in revenue. We will achieve this by creating efficiencies in our general and administrative functions by eliminating redundant functional areas in the entities we acquired, and frequently reviewing expenses for potential savings. We expect that our decision to exit the micro array business will also result in reduced expenses. Expenses may also be further impacted by potential future business combinations or corporate development transactions.

Gain on deconsolidation of variable interest entity (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2006	Difference	2007	2006	Difference
Gain on deconsolidation of variable interest entity	$(5,831)	$—	$(5,831)	$(5,831)	$—	$(5,831)

•

Deconsolidation of variable interest entity relate to recording a reduction in expenses of $5.8 million in September 2007 related to Jurilab’s financial statements no longer required to be consolidated.

The future: We expect any expenses or reduction of expenses related to deconsolidation of variable interest entity to be an infrequently used item on our income statement. Additional potential future business combinations or corporate development transactions may necessitate recording these types of activities in the future.

Amortization of purchased intangible assets (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2006	Difference	2007	2006	Difference
Amortization of purchased intangible assets	$733	$869	$(136)	$2,260	$2,159	$101

•

Amortization of purchased intangibles is our effort to match the benefits of the intellectual property we have acquired with current period expenses. The amortization expense for the three and nine months ended September 30, 2007 and same periods in 2006 remained at similar levels.

The future: We expect this amortization expense to remain consistent at its current level. However, amortization expense may also be impacted by potential future business combinations.

Other income

The following table summarizes our other income for the three and nine months ended September 30, 2007, and 2006 (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2006	Difference	2007	2006	Difference
Interest income	$188	$141	$47	$323	$620	$(297)
Interest expense	(1,439)	(109)	(1,330)	(2,837)	(310)	(2,527)
Other income (expense)	27	(93)	120	(25)	(490)	465
Change in fair value of warrants and conversion rights	5,426	10	5,416	5,436	73	5,363
Provision for income tax	—	(150)	150	—	(150)	150
Gain (loss) on foreign currency translation	(12)	(25)	13	(26)	(43)	17

Total	$4,190	$(226)	$4,416	$2,871	$(300)	$3,171

•

The increase in interest expense from 2006 to 2007 is the result of the $20 million assignment of royalty obligations made to DRT, as well as recording interest on the August 2007 convertible financing. The increase in the change in fair value of warrants and conversion rights is the result of recording the value of the warrants and conversion rights of the August 2007 convertible debt financing for the first time.

Liquidity and capital resources

Short-term and long-term liquidity

At September 30, 2007 we have cash and cash equivalents and short-term investments, available for sale of approximately $15.3 million. In order to support our planned operations through the next twelve months we will need to raise additional capital to supplement our existing capital and anticipated product revenues, license fees, and contract and grant funding. Additional capital may not be available to us on terms acceptable to us or at all. In addition, the terms of the Notes contain restrictive covenants that limit our ability to raise financing without the consent of the holders of the Notes and there is no guarantee that we will obtain such consents. Without access to financing or financing on terms acceptable to us, we will have to cease or curtail operations and product development that may materially alter our current business strategy. For a further discussion of risks and uncertainties relating to our ability to raise additional capital, see Item 1a - Risk Factors in Part II.

The following is a summary of our key liquidity measures as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006	Difference
Cash and cash equivalents	$8,236	$11,261	$(3,025)
Short-term investments, available for sale	7,061	13,923	(6,862)

Total cash and cash equivalents and short-term investments, available for sale	$15,297	$25,184	$(9,887)

Current assets	$38,249	$46,501	$(8,252)
Current liabilities	(34,232)	(25,880)	(8,352)

Working capital	$4,017	$20,621	$(16,604)

Our cash and cash equivalents and short-term investments, available for sale decreased by $9.9 million, and our working capital decreased by $16.6 million, at September 30, 2007 as compared to December 31, 2006. The decrease in working capital was primarily due to a decrease in cash and cash equivalents and short term investments, available for sale, for cash used in our on-going research and business development efforts. In December 2006, we obtained a revolving working capital debt facility for up to $5.2 million secured by the Amplimedical accounts receivables. As of September 30, 2007, we had borrowed $4.0 million under the agreement. Decrease in cash and cash equivalents and short term investments, available for sale, was primarily due cash receipts from revenues, capital financing of $7.5 million in February 2007, and net convertible debt financing of $11.1 million in August 2007 offset by the cash used in our on-going research and business development efforts. In addition, we have been using cash to support the businesses we acquired in 2006 and 2004. We believe we will continue to consume cash and have quarterly net losses at least through the next twelve months. We have had negative cash flows from operations since inception and do not expect to generate positive cash flows to fund our operations until we generate significant revenues from our product offerings and/or begin generating a return on our intellectual property. Going forward, we believe we will use less cash primarily as a result of our exit from the micro array business and the associated reduction in expenses.

From inception to September 30, 2007, we have financed our operations primarily by:

•	Issuing our stock and warrants

•	Financing through issuance of convertible debt

•	Generating revenues

•	Assignment of certain royalty interests to DRT

•	Financing our trade receivables

•	Obtained cash through our acquisitions

•	Using proceeds from litigation settlements

•	Obtaining a modest amount of capital equipment long-term financing

•	Reimbursement from federal, state and private agencies for certain research and development projects.

We invest excess funds in short-term investments that are classified as available-for-sale. We believe that it is important to maintain a significant amount of cash and short-term investments on hand to ensure that we have adequate resources to fund future research and development, provide working capital and assuage legal risks and challenges to our business model.

Cash used in operating, investing and financing activities for the nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	September 30, 2007	September 30, 2006
Net cash used in operating activities	$(30,577)	$(34,043)
Net cash provided by (used in) investing activities	(881)	12,176
Net cash provided by financing activities	27,383	$42,875

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2007 and 2006 primarily related to our net losses and changes in working capital. The decrease in cash used in operating activities in the nine months ended September 30, 2007 as compared to the same period of 2006 primarily related to an increase in accounts payable and accrued liabilities, which included an accrual of $1.9 million for the termination of our facility lease in Toronto.

Investing activities

Net cash provided by (used in) investing activities in the nine months ended September 30, 2007 and 2006 primarily related to net proceeds from the sale of short-term investments, which was offset by the purchase of fewer short-term investments (i.e. we utilized short-term investments to fund our operating activities). There was a net cash used in investing activities in the nine months ended September 30, 2007 as compared to net cash provided by investing activities in the same period of 2006 primarily due to lower proceeds from the sale or maturity of short term investments, offset slightly by reduced acquisition costs in 2007.

Capital spending is essential to our product innovation initiatives and maintaining our operational capabilities. Therefore, in the nine months ending September 30, 2007 and 2006 we used cash to purchase $1.9 and $1.5 million, respectively, in property and equipment to support the development of our product lines.

Financing activities

Due to our negative cash flows from operations, we remained dependent on equity financing or other sources of non-dilutive financing to fund our operations.

In August 2007, we entered into a definitive agreement for the sale and issuance of $20 million in aggregate principal amount of unsecured senior convertible notes (“Notes”) which are convertible initially into an aggregate of up to 18,428,221 shares of our common stock. The Notes bear interest at 6.25% per annum and interest is accrued and payable on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted are repayable in cash in August 2010. The notes may be converted into common stock at a stated rate of $1.27 per share. Upon conversion whether at our election or the debt holders’ election, we are also required to pay the present value of the future interest payments that would have been made if the conversion had not occurred (“Make Whole Payments”). These Make Whole Payments may be paid in cash or in common stock at a rate of $1.27 per share. This agreement also includes warrants to purchase up to 17,322,833 shares of our common stock at an initial exercise price of $1.14 per share. We received net proceeds of approximately $18.5 million, of which $7.3 million has been restricted until our stock price reaches $1.52, from the sale of the Notes and warrants after deducting the placement agent fees and estimated offering expenses of $1.5 million.

In addition, on February 5, 2007, we entered into a placement agency agreement with Ascendiant Securities, LLC (Ascendiant) relating to the offering of stock pursuant to an effective shelf registration statement. Under the placement agency agreement, Ascendiant agreed to act as our placement agent in connection with the issuance and sale of our common stock and warrants to purchase shares of common stock to certain institutional investors. We paid a placement agent fee of 5% of the gross cash proceeds of the offering. Under this agreement and related purchase agreements with the investors, we sold 4,916,667 shares of our common stock and 983,333 warrants to purchase a share of our common stock for net proceeds of approximately $7.1 million.

Significant equity financing activities

In June 2005, we filed a shelf registration statement with the Securities and Exchange Commission that allowed us to raise up to $60.0 million in equity transactions. On May 9, 2006, we filed a 462(b) registration statement with the Securities and Exchange Commission to increase our available funding under this shelf registration statement as of May 9, 2006 by approximately $4.0 million. In July 2007, we filed a shelf registration statement (which replaced an existing shelf registration statement filed in May 2007) with the Securities and Exchange Commission that would allow us to raise up to $50.0 million in equity or debt transactions. As of the date of this filing, we have raised $20 million by issuing convertible debt and warrants under this shelf filing.

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

We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Condensed Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

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

Valuation of Goodwill

We have recorded as assets $38.9 million of goodwill in our September 30, 2007 consolidated financial statements related to our acquisitions of Amplimedical and Spectral in 2006 and our acquisitions of SynX Pharma and Epoch Biosciences in 2004. We used significant estimates and assumptions to determine the value of these assets. In many cases we use a third party to perform a valuation analysis on these assets, while we review their assumptions, calculations and conclusions for reasonableness and accuracy.

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

Inventory and related reserves

We have a history of writing down the value of our inventory due to lack of market demand. We have approximately $8.7 million of inventory reserves as of September 30, 2007, with a net ending inventory balance of approximately $3.5 million. During the September 2007, we performed a probability weighted impairment analysis related to the closure of the micro array business and determined that a write off of $4.6 million of inventory was necessary. In addition, given the inherent unpredictability of demand for new product lines, we were required to make significant estimates about the future demand for this inventory. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

Variable Interest Entities

We provide various forms of funding into other entities for business purposes. Examples of these include our investments into Jurilab and PGx. FIN46R “Consolidation of Variable Interest Entities” requires that we make significant assumptions about these entities’ ability to generate unrelated additional capital funding and/or revenues. In addition, we are required to make assumptions about the intentions of unrelated parties’ initial and potential future investments to determine if we are required to consolidate or de-consolidate these entities. If any of these facts, circumstances or assumptions change in the future we maybe required to consolidate or de-consolidate these entities operations.

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

Convertible Debt

We have estimated the fair value of certain provisions of the Notes and related warrants separately in accordance with various accounting guidance, including SFAS133 and EITF 00-19, and recorded a liability for both the warrants and conversion features. The determination of fair value involves a high degree of subjectivity. To assist us in determining the fair values associated with the various components of the debt, we engaged a valuation expert. The warrants and conversion features are required to be adjusted to their fair value each quarter with the change in value being recorded as a charge to earnings. The fair value of these warrants is primarily affected by our stock price, but is also affected by our stock price volatility, expected life and the risk-free interest rates. The fair value of the conversion rights is primarily affected by our stock price, but is also affected by our stock price volatility, expected life and our incremental borrowing rate. Approximately $5.4 million of income was recorded in the third quarter of 2007 which relates primarily to the reduction in the Company’s stock price during the time from the closing of the transaction and end of the quarter. Assuming the Company’s stock price volatility, and the risk-free or incremental borrowing interest rates remain constant, the fair value of the warrants would increase and the Company would recognize a charge to earnings if the price of the Company’s stock increases. If the price of the Company’s stock decreases and the Company’s stock price volatility, dividend payments, and the risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income.

Interest Expense

Interest expense increased by $2.5 million to $2.8 million in 2007 from $310,000 in 2006. This increase is primarily related to our new financing in August 2007. On September 29, 2006, we entered into an agreement with Drug Royalty Trust (“DRT”) where we assigned the rights associated with this royalty agreement from July 2006 through December 2011 to DRT for a $20 million upfront payment in cash. Going forward we will not receive any cash from this license agreement until 2012 unless actual sales exceed certain annually agreed upon thresholds. We recognized this payment as assigned royalty interest obligations and will continue to recognize revenue quarterly based on actual royalties under the Applied Biosystems agreement. We will amortize the assigned royalty interests under the DRT agreement quarterly through December 2011. In addition, in August 2007 we issued $20 million of convertible debt with detachable warrants. These notes have a 6.25% interest coupon which is payable quarterly, and the principal of the Notes is payable at maturity. In addition, we paid financing fees of approximately $1.5 million. These fees are amortized into interest expense over the term of the debt. In addition, the discount on the notes is also accreted into expense.

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

Related Party Transactions

In June 2005, we signed a letter of agreement with FasTraQ, Inc. (“FasTraQ”) for the development of a certain future product. Our Chief Executive Officer and Chairman of the Board, Mr. Birndorf, is a director and an investor in FasTraQ and our newest director, Dr. Heiner Dreismann, became CEO of FasTraQ in 2006. In October and December 2005 we amended this letter of agreement. As a result of this agreement and related amendments we made an initial non-refundable payment of $500,000 in 2005 to begin the initial development of this product. As of December 31, 2005, we expensed the initial $500,000. In February 2006, we converted this letter of agreement into two executed contracts, a Development and License Agreement and a Collaboration Agreement. In February 2006, we committed to provide FasTraQ up to an additional $500,000 in funding based on certain milestones, of which $200,000 was paid in 2006 and expensed into research and development. In February 2007, the companies terminated these agreements by mutual agreement related to certain real time products sold in the United States.

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

Interest Rate Exposure

Our exposure to market risk due to fluctuations in interest rates relates primarily to short-term investments. These short-term investments, reported at an aggregate fair market value of $7.1 million as of September 30, 2007, consist primarily of investments in debt instruments of financial institutions and corporations with strong credit ratings and United States government obligations. These securities are subject to market rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at September 30, 2007, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risk inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer. While we do not always have the intent, we do currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows. Changes in interest rates would affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

The functional currency for our Canadian and Netherlands subsidiaries is the U.S. dollar. The functional currency of our majority owned subsidiary in Italy is the euro. The Italian subsidiary’s accounts are translated from the euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded in accumulated other comprehensive income in the consolidated financial statements included herein. In certain instances, our subsidiaries conduct business with customers and vendors in euros or in other local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European customers and vendors. The net tangible assets of our foreign subsidiaries, excluding intercompany balances, were approximately $12.2 million at September 30, 2007.

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

Litigation

We may be subject to potential liabilities under various claims and legal actions that may be asserted. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions, and some may be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities and as of September 30, 2007 we have no significant accrual for any pending claims. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to us. Although the amount of liability at September 30, 2007, with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial position, results of operation or cash flows.

ITEM 1a.	RISK FACTORS

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

Since our inception, we have incurred cumulative net losses which, as of September 30, 2007, total approximately $394.5 million. Moreover, our negative cash flow and losses from operations will continue for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, which could be significant. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, acquisition, goodwill or other impairment charges, non-cash stock option expenses, market acceptance of our existing product offerings, and potential other products under development, including the whole-blood CHF product and diagnostics related to infectious disease, the type of acquisition program our potential customers may choose, whether and when new products are successfully developed and introduced by us or our competitors, and the achievement of milestones under our collaborative agreements with various government and private agencies. The recognition of revenue under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

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

Additional capital may not be available on terms acceptable to us, or at all. In addition, the terms of our Notes contain restrictive covenants that limit our ability to raise capital through additional financing unless we obtain consent from holders of the Notes, and there is no guarantee that we will be able to obtain such consents. Any additional equity financing will be dilutive to stockholders, and debt financing, if available, may include restrictive covenants and require significant collateral.

If our convertible note does not convert to equity within its three year term, we will be forced to replace them with additional financing that may not be available on favorable terms.

Our $20 million convertible note has a three year term expiring in August 2010 and will need to be refinanced if not converted to stock before that time. There can be no assurance that financing will be available at that time which would force the company to curtail or cease operations. The convertible note contains features giving the company access to additional capital over the next several years dependent on the achievement of pre-determined stock prices. There is no assurance that those conditions will be met. The note further restricts the company from additional borrowing or issuing stock below $1.14 without permission of the note holders whose consent cannot be assured.

If our products are not successfully developed or commercialized, we could be forced to curtail or cease operations.

We are at an early stage of development. As of September 30, 2007, we had only a limited product offering that includes real-time PCR products (both custom and proprietary tests), molecular and point-of-care diagnostic tests for myocardial infarction and drugs of abuse. Our congestive whole-blood heart failure point-of-care test remains in development. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

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

Unless otherwise exempt, in vitro diagnostic devices require FDA approval or clearance prior to marketing in the United States. We believe our currently marketed products, including general laboratory instruments and analyte specific reagents as well as certain of those products we intend to market in the future, other than our CHF test in development and assets we acquired in our Spectral acquisition, are not subject to 510(k) clearance or premarket approval requirements. Obtaining 510(k) clearance and premarket approval may be time-consuming, expensive and uncertain. The regulatory approval or clearance process required to manufacture, market and sell our existing and future products is currently uncertain. If the FDA or other regulatory authorities assert that our current products are subject to 510(k) clearance and premarket approval requirements or other similar procedures, our business may experience incremental costs, increased regulatory risks and production delays. In addition, we could be subject to:

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

In August 2005 we received an untitled letter from the Office of In Vitro Diagnostic Device Evaluation and Safety (OIVD), a division of the FDA. The letter described the OIVD’s concern that the micro array NanoChip systems and certain related products sold as ASRs might be a closed system and therefore a medical device that requires a pre-market application. During the first quarter of 2006 we met with the FDA and made certain changes in our marketing materials and sales approach. In September 2006, the FDA published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” setting forth the FDA’s interpretation of the regulations governing the sale of ASR products. Subsequently, we received a second letter from the OIVD in which the FDA asserted that our micro array and multiplexed reagents require FDA pre-market review. In November 2006, we met with the FDA to discuss the second letter. Subsequently, we have revised our labeling for the micro array NanoChip® 400 system to reflect its status as “For Research Use Only”. We believe that our micro array NanoChip systems and ASR products are not subject to FDA pre-market review. If there is an unfavorable decision by the FDA in these matters, it could adversely impact sales of our ASRs and NanoChip systems to clinical laboratories in the United States. In 2007, we submitted a premarket notification to the FDA for a cystic fibrosis test. We will continue our development of additional IVD products on the NC400 system platform, and have plans for filing additional 510(k)s later this year and in early 2008.

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

To the extent that our products require FDA or other regulatory approval or clearance prior to marketing, such regulatory approval process may be expensive, time-consuming, uncertain and may prevent us from obtaining or maintaining required approvals for the commercialization of our products, which may have a significant impact on our business. It generally takes at least three to six months from the time of submission or more to obtain 510(k) clearance, but the process may take longer if the FDA requests more data or asks other questions. The premarket approval process generally takes between one and two years from the time of submission but can take longer. Prior to submitting to the FDA a 510(k) clearance or pre-market application, we must spend time and money preparing the submission, including generating the necessary data. Regulatory clearance or approval of any of our products may not be granted by the FDA or foreign regulatory authorities. Our failure to obtain required approvals or clearances from regulatory authorities could have a material adverse effect on our business, results of operations and financial condition. In other countries, the manufacture or sale of our products may require approval by local government agencies with missions comparable to the FDA’s. The process of obtaining any such approval may also be lengthy, expensive and uncertain.

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

On July 17, 2007, our Point-of-Care Division received a warning letter from the FDA following an earlier inspection of the division’s facility in Toronto, Canada in February 2007. The letter cited violation of the FDA’s Current Good Manufacturing Practice requirements of the Quality System Regulations with respect to the manufacture, packing and installation of products in our cardiac business: Cardiac STATus, Decision Point and i-Lynx. Since the inspection in February 2007, we have undertaken steps to address these concerns, and will continue to take appropriate corrective and preventive actions in response to the warning letter. There is no guarantee that we will correct all of the violations cited in the letter to the satisfaction of the FDA. Failure to do so may result in further regulatory actions, including suspension of sales of our Point-of-Care products in the United States and delay in the granting of pre-market approval applications, which could have a material adverse effect on our business, financial position and results of operations. In addition, we may need to expend substantial funds and efforts implementing corrective measures and maintaining our Toronto facility in full compliance with the FDA’s regulatory requirements.

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

We currently rely on one manufacturer for some of our point-of-care products, and such reliance may delay the manufacture and shipment of our products to customers.

We have an exclusive manufacturing agreement with PBM for the manufacture of certain future point-of-care products, including CHF tests. Because we are solely dependent on one company for the manufacture of these products, any disruption in either of these companies’ businesses or in our relationship with such companies may have a material adverse effect on our business. To the extent we have adverse developments in our relationship with PBM, or to the extent we develop contractual disputes, it may have an adverse impact on our business, our ability to implement existing products or launch new products. In particular, to the extent we seek to amend, modify or extend or otherwise change aspects of our contractual relationship with PBM, we may experience manufacturing delays associated with negotiating the terms of those arrangements and other related complications. If we determine to curtail or terminate our manufacturing relationship with PBM, a lengthy process would be required to negotiate and begin work under a manufacturing agreement with a new manufacturer which could disrupt our manufacturing process and harm our business. Furthermore, the manufacturing of certain point-of-care products, including CHF tests, depends on certain intellectual property owned by PBM and licensed by PBM from third parties, and we may not be able to manufacture or find an alternative manufacturer of the design of these products without this intellectual property, which would severely impact our point-of-care products.

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

We are highly dependent on the principal members of our scientific, manufacturing, marketing, administrative, management and executive personnel, the loss of whose services might significantly delay or prevent the achievement of our objectives. We face competition from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel. For the nine months ended September 30, 2007 and twelve months ended December 31, 2006, 2005 and 2004, we experienced turnover rates of 13%, 13%, 17% and 27%, respectively. Turnover at these rates may continue and, if they continue, may adversely affect us.

The turnover rates above exclude the impact of reductions in workforce. In September 2007, we announced a reduction of approximately 4% of our workforce and incurred severance related expenses of approximately $335,000 in the third quarter of 2007. In October 2006, we announced a reduction of approximately 15% of our workforce and incurred severance related expenses of approximately $500,000 in the fourth quarter of 2006. This reduction in force was a combination of selective rehiring of voluntary terminations and planned separations as we integrated the activities or our various acquisitions. Several of the planned separations did not occur until the first quarter of 2007. Future layoffs could have an adverse effect on us.

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

The market price of our common stock, like that of many other life sciences companies, has been highly volatile and is likely to continue to be highly volatile. The following factors, among others, could have a significant impact on the market price of our common stock:

•	period-to-period fluctuations in sales, inventories and our operating results;

•	asset impairment charges, including goodwill and other intangible assets;

•	adoption of new stock option expensing rules;

•	the announcement of issues involving our liquidity;

•	that announcement of product development failures;

•	the announcement of financing or acquisitions that dilutes our equity;

•	conversion or exercise of a significant amount of our Notes or related warrants;

•	the results of our premarket studies and clinical trials or those of our collaborators or competitors or for diagnostic testing in general;

•	evidence of the safety or efficacy of our potential products or the products of our competitors;

•	the announcement by us or our competitors of technological innovations or new products;

•	the announcement by us of acquisitions by customers of our molecular testing platforms, ASRs or our other products;

•	announcements by us of government or private grants or contracts or of failure to obtain such government or private grants or contracts;

•	announcements by us of involvement in litigation;

•	developments concerning our patents or other proprietary rights or those of our competitors, including other litigation or patent office proceedings;

•	loss of key board, executive, management or other personnel or the increase or decrease in size of our sales and marketing staff;

•	governmental regulatory actions or the failure to gain necessary clearances or approvals;

•	our ability to obtain necessary licenses;

•	changes or announcements in reimbursement policies;

•	developments with our subsidiaries and collaborators;

•	changes in or announcements relating to acquisition programs for our products, including the expiration or continuation of our development site agreements;

•	market conditions for life science stocks, nanotechnology stocks and other stocks in general;

•	changes in estimates of our performance by securities analysts and the loss of coverage by one or more securities analysts;

•	the announcement by us of any stock repurchase plan, any purchases made thereunder by us and any cessation of the program by us; and

•	changes in the United States’ war on terrorism and other geopolitical and military situations in which the country is involved.

If our stock price falls below $1.00 for 30 consecutive days, we could lose our listing on the NASDAQ Global Market, and the loss of listing may result in an event of default under our Notes.

Our common stock is listed on the NASDAQ Global Market and NASDAQ’s marketplace rules for continued listing on the NASDAQ Global Market require, among other things, that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. The closing bid price for our common stock was below $1.00 per share from October 11, 2007 to November 9, 2007, the date of this filing. If our minimum bid price is below $1.00 for 30 consecutive trading days, under the current NASDAQ Global Market rules we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during such compliance period. If our common stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the NASDAQ Global Market, we could receive a delisting notice from the NASDAQ Global Market. There is no guarantee that we will be able to maintain a minimum bid price of $1.00 per share for the required period during 180-day grace period, and failure to do so may result in the delisting of our common stock, which will make our stock significantly less liquid and negatively affect its value. Delisting may also result in an event of default under our Notes, which will have a material adverse effect on us.

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

Our indebtedness obligations may adversely affect our cash flow.

Should we be unable to satisfy our payment obligations under the Notes, we may have to restructure or limit our operations. Our indebtedness could have significant additional negative consequences, including, but not limited to:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	placing us at a possible competitive disadvantage to competitors with less debt obligations and competitors that have better access to capital resources.

The Notes provide that upon the occurrence of various events of default and change of control transactions, the holders would be entitled to require us to repay the Notes for cash, which could leave us with little or no working capital for operations or capital expenditures.

The Notes allow the holders thereof to require us to repay the Notes upon the occurrence of various events of default, such as the termination of trading of our common stock on a qualified stock market or quotation system or a breach by us of the covenants set forth in the Note, as well as specified change of control transactions. In such a situation, we may be required to repay all or part of the Notes, including any accrued interest and penalties. Some of the events of default include matters over which we may have little or no control. If an event of default or a change of control occurs, we may be unable to repay the full price in cash. Even if we were able to prepay the full amount in cash, any such repayment could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our obligations under our Notes, nor do we anticipate doing so.

We may not have sufficient funds to make required payments on the Notes.

Our liquidity position is constrained by the operating losses from our business. In addition, we will not be able to pay interest on the Notes with shares of our common stock if the valuation of our stock is below $1.14 per share, in which case we will be required to pay interest in cash. As a result, we may not have sufficient funds to make the interest and principal payments on the Notes when due, either at maturity or upon the occurrence of various events of default or specified change of control transactions. If we do not have sufficient funds to make these payments, we will have to obtain an alternative source of funds, including sales of our assets or assets of our subsidiaries or sales of our equity securities or capital. We cannot assure you that we will be able to obtain sufficient funds to meet our payment obligations under the Notes through any of these alternatives or that we will be permitted by our senior lenders to obtain funds through any of these alternatives. In the event that we are not able to make the required payments at maturity or otherwise, we will be forced to seek alternatives, including seeking additional debt financing or equity financing or a potential reorganization under Chapter 11 of the United States Bankruptcy Code.

If we are not able to access the funds in the cash collateral account, it will adversely affect our cash flow, financial results and our ability to meet payment obligations.

We have deposited $7.3 million of the total $20 million purchase price of the Notes in a cash collateral account for the purpose of securing the letter of credit issued in favor of the holders of the Notes. The funds in the cash collateral account, including interests earned, will be released to us only if we meet certain conditions to terminate the letter of credit. These conditions include, but are not limited to, all of the following: (i) the closing sales price of our common stock on the NASDAQ Global Market equal to or exceeds $1.524 per share for 20 out of 30 consecutive trading days; (ii) there is no event of default under the Indenture; and (iii) our common stock has not been suspended from trading on NASDAQ Global Market. There is no guarantee that we will meet all of the conditions for the termination of the letter of credit. In addition, there is no guarantee that the price of our common stock will reach the target level described above, and even if it does, there is no assurance that the price will maintain at such level for the required period of time. If the price of our common stock does not meet this requirement or if we cannot meet any of the conditions, we will not have access to the funds in the cash collateral account, which will adversely affect our cash flow, financial results and our ability to meet payment obligations under the Notes.

We have agreed to certain limitations on our ability to sell our securities in future financings, which may restrict our ability to raise capital.

We have agreed, for so long as any Notes or related warrants remain outstanding, that we will not issue or sell, subject to certain exceptions, shares of our common stock for a consideration per share less than the conversion price of the Notes or the exercise price of the such warrants immediately prior to such sale, if the effect of the issuance or sale is to cause the conversion price or exercise price to be adjusted below certain fixed floor prices. In addition, we have agreed, for so long as any Notes or related warrants remain outstanding, that we will not sell, subject to certain exceptions, securities with a conversion or exercise price that varies from the market price of our common stock. These limitations will restrict our ability to raise capital through equity financing in the future. If we cannot raise more capital or obtain additional financings on terms satisfactory to us, we will have to reduce our capital expenditures, scale back our development of new products, significantly reduce our workforce and seek to license to others products or technologies that we otherwise would seek to commercialize ourselves, which will have an adverse effect on our business operations and financial results.

Restrictive covenants in the Indenture governing the Notes may limit our ability to expand our operations and capitalize on our business opportunities.

The terms of the Notes include covenants which limit our ability to borrow money, create liens, and engage in certain other activities. These restrictive covenants may limit our ability to expand our operations and capitalize on business opportunities. If we are unable to expand our operation or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

Conversion of the Notes and exercise of related warrants and issuance of shares of common stock in payment of interests on the Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes.

The conversion or exercise of some or all of the Notes and related warrants, respectively, and the issuance of shares of common stock in payment of interests on the Notes, could significantly dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

The closure of our micro array business may result in loss of revenue due to returns by existing customers and subject us to potential claims by such customers

During the fourth quarter of 2007, we made a decision to begin the closure of our micro array business, which will result in the cession of the manufacturing and distribution of our molecular testing products, including the NanoChip instrument system and related multiplexed reagents and other supporting hardware. The termination of these production activities may prompt our existing molecular diagnostic customers to return their products and demand refunds, which will negatively impact our revenue. The closure may also disrupt the business operation of our existing customers and cause them to suffer financial loss. These customers may decide to file claims against us to recover such losses, and we may be required to divert valuable resources to defend such claims and incur significant cost, which will have an adverse effect on our business operations.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

In September 2007, we announced that we were evaluating strategic alternatives to exit the micro array business, which includes the NanoChip instrument system and related multiplexed reagents and consumables. The strategic alternatives considered included a sale, joint venture or closure of the micro array business. The goal of the strategic evaluation was to create a restructured business that can reach profitability faster and with greater predictability. The cost and effort to develop the broad product menu needed for a successful micro array business, while also working to develop the clinical market over the next several years, are substantial, and we would incur expenses that we can no longer afford on our own. Our analysis of alternatives for the array business has not resulted in any financially meaningful opportunities and during the fourth quarter of 2007, a decision has been made to begin the closure of this business.

The closure of the micro array business will not affect the real-time PCR products or Point of Care rapid testing solutions offered.

In addition to the initial reduction in workforce related to the exit of the micro array business previously announced on September 17, 2007, we will implement a second reduction in workforce now that the final decision to close the business has been made. Such reduction will be implemented in a phased approach as we wind-down the array business and is expected to result in the termination of approximately 22% of our total workforce. We estimate that we will incur incremental severance related expenses of approximately $2.5 million for the current reduction.

In addition to the severance costs of both workforce reductions, totaling approximately $2.8 million, the reduction has also resulted in a $6.9 million non-cash charge to third quarter financials for inventory and assets related to the array business. Additional impairments and accruals may be required in the fourth quarter of 2007 in connection with the closure of the business. The total costs of closure are expected to be in the range of $10.0 million to $12.0 million, of which approximately $6.9 million to $7.6 million are non-cash expenses.

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

NANOGEN, INC.

Date: November 9, 2007	/s/ HOWARD C. BIRNDORF
Howard C. Birndorf
Chairman of the Board and Chief Executive Officer

Date: November 9, 2007	/s/ ROBERT SALTMARSH
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