Form 10-K
period 2007-12-31
NANOGEN INC
filed 2008-03-31
CIK 1030339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

YES    ☐            NO    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2007 (the last day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market was approximately $92,888,653. For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock was 73,280,465 as of March 24, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held in 2008 are incorporated by reference in Part III of this Form 10-K.

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

Overview

We are a diagnostics company with the mission to make the detection, the diagnosis, and the treatment and monitoring of an individual’s health easier and faster. We were founded on innovative research and technology development and have been in business since 1993. We have been publicly traded on NASDAQ (symbol: NGEN) since 1998.

During 2007, we significantly restructured our operations. In the fourth quarter of 2007, we decided to close one of our three product lines, the micro array platform, and focus on products and technologies we acquired in the past four years. Although the micro array platform was technologically a success, the market for highly complex molecular testing remains small and we can no longer support this product line as we wait for the market to grow.

While our consolidated revenue has been growing, we recognize the need to reduce our expenses in order to dramatically accelerate our path to profitability. By making the difficult decision to discontinue the micro array platform, we will be able to enhance financial performance and predictability. We expect that this restructuring will improve operational performance by at least $15 million in annual cash flow with less than a 10% impact on revenue performance. Despite the loss of micro array revenue, we expect our 2008 revenues to significantly exceed our 2007 revenues.

In 2008 and beyond, we will continue to participate in two large and growing markets. The first is the molecular diagnostics market where we offer assays for real-time polymerase chain reaction (“PCR”) applications. The second is the point-of-care (“POC”) market where we offer rapid immunoassay tests for cardiac emergency care. Both are “ready markets” that our customers understand and participate in today, as opposed to the micro array market which was a new market that required significant education and training of potential customers. Products in the molecular diagnostics and POC markets were developed by us and incorporate proprietary technologies that improve product performance and competitiveness, and are supported by a strong patent portfolio.

We operate in the United States, Canada and Europe and have grown rapidly in the past four years through both internal development and acquisition.

Markets

We participate in two major in vitro diagnostic markets: the molecular diagnostic market and the point-of-care market. Molecular diagnostics is the analysis of DNA, RNA and proteins at the molecular level and is typically performed in clinical laboratories. This differs from the point-of-care market, where the diagnostic may be performed in “near patient” settings such as an emergency room or doctor’s office. Within these two markets, we focus primarily on infectious disease and cardiac testing.

Products

Our products, broken out by market, are summarized as follows:

Molecular Diagnostic Market

We sell diagnostic test kits and reagents based on PCR technology in the molecular diagnostic market. These products accounted for approximately 75% of our total 2007 product revenues. We offer two real-time PCR molecular product lines:

•

Q-PCR Alert—we offer a comprehensive menu of real-time products that are under PCD license and coupled with our proprietary MGB technology. “MGB” is an abbreviation for “minor groove binder” which is a small crescent-shaped molecule that fits into the minor groove of duplex DNA. These products are CE marked for in-vitro diagnostic use and are sold in Italy via a contract sales force and in other European countries through a network of distributors. In Italy, sales are mostly made through government tenders, which are contracts that last for two to five years and cover multiple products.

•

MGB Alert—the majority of real-time molecular products we sell in the U.S. are registered with the FDA as Analyte Specific Reagents (ASRs) and are based on our proprietary MGB probe technology. Today, the products are sold either direct to an end user or through a distribution relationship with Thermo Fisher Scientific, Inc. The MGB Alert products are proprietary and provide significant performance and economic advantages. These products are “platform independent” and are currently used by customers on multiple instrument platforms.

Both of the real-time molecular product line menus consist mostly of infectious disease tests with the largest medical application being for use in monitoring transplantate and immunocompromised patients. There are additional tests for genetic conditions and oncology. Examples of the diseases tested for include: the herpetic family of viruses (CMV, EBV, HSV) as well as seasonal infectious diseases such as enterovirus and influenza.

Our proprietary real-time probe technology includes components that offer distinct competitive advantages as well as reduced cost. These components include the MGB molecule that increases binding and specificity of designs, modified bases that provide design alternatives for improved sequence detection and discrimination, and proprietary dyes and quenchers that improve overall system performance and reduce costs and royalty burdens. In total, the use of our probe technology permits the development of assays that can reduce the royalties normally paid by customers compared to other technology providers.

The majority of our PCR product line revenue is described as “real time” to distinguish it from traditional “end point” technology. The key feature of real-time PCR is that DNA is quantified in “real time” as it accumulates after each amplification cycle in the chain reaction. As a result, real-time PCR provides fast, precise, and accurate results as the chain reaction is proceeding versus traditional PCR where data is available only at the end of the chain reaction.

Point of Care Diagnostics

POC products account for approximately 15% of Nanogen’s product revenues in 2007. The percentage of revenue from POC products is expected to increase in future years. Our point-of-care products include cardiac and drugs of abuse rapid tests and will be extended in the future to include infectious disease assays.

•

Qualitative cardiac tests—these products are rapid test (less than 15 minutes) assays that are used in emergency care settings for the diagnosis of myocardial infarction. The products identify elevated concentration of Troponin I, Myoglobin and CKMB versus predetermined cutoff levels and are visually read by the attending physician or nurse. There is also a handheld instrument that can be used to read and record the test results. The market for qualitative (yes/no) cardiac tests is flat or moderately declining.

•

Quantitative cardiac tests—our newest product is a rapid, quantitative test measuring the concentration of the peptide NT-proBNP for the diagnosis of congestive heart failure (CHF). The product is FDA cleared and CF marked for use in plasma samples and the whole blood version is expected to come on to the market in 2008. This product addresses a large and growing market opportunity. The product target is licensed from Roche, produced by Princeton Biomeditech (PBM), and is FDA cleared. In the future, the cardiac menu will be extended to include quantitative tests for Troponin I and other cardiac markers. These quantitative tests are performed on a small, desktop reader that measures and reports the quantitative amounts of target proteins present in the patient sample.

•

Infectious Disease—as part of a competitive contract awarded by the Center for Disease Control and Prevention (the “CDC”), we are developing in partnership with HX diagnostics a pandemic influenza test that detects and differentiates the various strains of influenza including potential pandemic strains. This product utilizes proprietary technology that provides significant improvements in sensitivity as well as the capability of detecting multiple protein markers in a single test system. The system provides a rapid qualitative test measurement using a small, desktop reader.

The Point of Care cardiac products are sold throughout the world via distribution channels in the US, Canada and Europe using a small sales force to sell to and manage the distributors. The US distribution rights to the CHF product are shared with our manufacturing partner, PBM. The pandemic influenza test will be marketed and distributed through HX Diagnostics.

We believe that the point of care platform being developed under the CDC contract offers an opportunity to develop point of care assays not possible using existing technologies. The POC area is dominated by lateral flow solutions that have limited sensitivity and tests generally do not correlate with results from tests performed in the hospital laboratory. Our new platform utilizes a synthetic DNA and a rare earth metal (for detection) to produce a diagnostic platform that can be used at the point of patient care with results that show increased sensitivity and an ability to meet the correlation requirements of the central laboratory. This increased sensitivity, the ability to detect multiple simultaneous protein markers on the same test strip and the potential to meet CLIA waiver requirements presents an opportunity to develop new and far reaching point of care diagnostics. We expect to continue development of tests for this proprietary platform that will include additional infectious disease diagnostics as well as future cardiac tests. This technology platform is compatible with low cost manufacturing approaches and has the further economic advantage of a non-lateral flow design that reduces licensing and royalty costs.

Sources of Revenue

Our revenue comes from product sales, contract development, grants and licenses. As outlined above, the product revenues are derived from sales and distribution arrangements for the real-time molecular and the point- of-care products. Product revenue accounted for 60% of total 2007 revenues. The remaining 40% of revenues came from contract development, grants and licenses. Contract development is generally limited to areas that are complementary to our overall technology and product strategy and that provide for future product revenue opportunities. Contract revenues include development done for the CDC, as well as development done under several smaller contracts and grants. License fees are related to the licensing of intellectual property. The single largest licensee is ABI, who has a license to the MGB/Eclipse real-time technology for the research market. Nanogen expects to earn significant revenues in the future from all of these sources although, the proportion of product revenue is expected to increase over the next several years as product revenue growth rates will be higher than growth rate of other revenue sources.

Geographical Coverage

We have operating locations in San Diego (headquarters and real-time PCR manufacturing), Seattle (real-time product and technology development), Toronto (POC manufacturing), Milan, Italy (European sales and management) and Turin, Italy (PCR development and manufacturing). Sales efforts are concentrated in the US and Italy with a network of distributors that cover other countries and geographies.

Total revenue is approximately 52% in North America and 44% in Europe. European revenue is concentrated in Italy as a result of a recent acquisition. There is significant ongoing effort to capture the growth opportunity outside of Italy by taking the success we are seeing in Italy to other European countries.

Micro Array Closure

During the fourth quarter of 2007 a decision was made to close the micro array business in order to help us create a restructured business that can reach profitability faster and with greater predictability. The restructured business will continue to focus on the in vitro diagnostic market with emphasis on real-time molecular and rapid point-of-care products. During the fourth quarter we began implementing a phased reduction in workforce related to this decision. In early 2008, we will complete a final build of certain consumables associated with the micro array to support our existing customers to allow them time to seek alternatives for replacing the micro array technology. Our 2007 results included several large charges as a result of the decision to close this business, including: $5.8 million in inventory impairment charges, $1.9 million in severance and other costs; and $2.1 million in other asset impairments. Due to the decision being made in the fourth quarter, and the associated costs related to reducing our workforce, the fourth quarter of 2007 results do not reflect the lower expense structure that we will experience going forward. Savings from this decision will be realized in 2008.

Acquisitions and Investment

Within the past three years, we have acquired or invested in the following companies:

•

On February 6, 2006, we acquired the rapid cardiac immunoassay point-of-care test business of Spectral Diagnostics Inc. (“Spectral”). This acquisition expanded our menu of products available for point-of-care customers. The acquired products include rapid tests for levels of CKMB, Myoglobin and Troponin, all of which are frequently used in cardiac care. In addition, we acquired an ability to manufacture these and other point-of-care products. The total purchase price of approximately $8.9 million was comprised of $4.8 million in cash and 975,193 shares of our common stock. The results of these acquired business operations were consolidated within our financial statements beginning February 6, 2006.

•	On May 1, 2006 we completed the acquisition of the diagnostics division of Amplimedical S.P.A. (“Amplimedical”), which is a manufacturer and distributor of molecular diagnostic products. Based in

Italy, Amplimedical has been active in the European and other markets since the early 1990s with its molecular diagnostic reagents. We believe this acquisition will allow our molecular diagnostics business to further expand in Europe by providing additional resources and scale. Amplimedical’s portfolio of real-time molecular diagnostic test kits are CE marked for in vitro diagnostics. Amplimedical’s diagnostic test kits also include multiplexed reagent kits, sold in Europe, such as the CE/IVD-marked set of reagents used to detect mutations in the GJB2 gene for the diagnosis of hereditary deafness and a research-use-only set of reagents to test for genetic causes of beta thalassemia, a type of inherited blood disorder that can cause anemia. The purchase price was approximately $9.9 million that was comprised of a $2.1 cash payment, a $6.9 million promissory note convertible into our common stock, and $0.9 million in transaction costs. On June 30, 2006 we paid the promissory note in full by issuing Amplimedical 2,886,935 shares of our common stock at a $2.63 per share conversion price and incurred no interest charges.

•

In a series of investments from July 2005 through June 2006, we invested approximately $3.0 million to purchase 29.7% of the outstanding stock of Jurilab LTD (“Jurilab”). By investing in Jurilab, a development stage research and development company, we gained access to technologies related to certain gene markers.

We are incorporated under the laws of the state of Delaware and our stock is listed on the Nasdaq Global Market under the symbol “NGEN.” As discussed in Item1A “Risk Factors,” we have received a notice from NASDAQ that we were not in compliance with certain continued listing requirements. The lack of compliance relates to our per share stock price being below $1.00 for 30 consecutive days. If not addressed in a manner acceptable to NASDAQ, we may be delisted from this exchange. Our corporate offices are located at 10398 Pacific Center Court, San Diego, California 92121. Our main telephone number is 858-410-4600.

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

Research and Development

As of December 31, 2007, we had 69 full-time employees in research and development. Our research and development expenses were $20 million in 2007, $26 million in 2006 and $22 million in 2005. These research and development expenses include costs associated with earning the contract and grant related revenue. In addition, we incur unfunded research and development costs in areas where there is a significant opportunity for a future return on investment. Most of our research and development has been conducted at our facilities in San Diego, California; Bothell, Washington; Toronto, Canada; or Turin, Italy or in collaboration with various partners.

Center for Disease Control Contract

On December 4, 2006, we were one of four companies awarded a contract from the U.S. Centers for Disease Control and Prevention (“CDC”) to develop a unique multi-analyte point-of-care diagnostic assay for influenza in support of the U.S. Government’s efforts to strengthen its readiness for a potential influenza pandemic. The goal of the project is to employ technology in a low cost, high sensitivity immunoassay that simultaneously detects Influenza Type A, Type B, seasonal flu and avian flu in a simple to use test format. This development program is related to our partnership with HX Diagnostics, Inc. who will have the right to commercialize the product. The initial contract award of $4.5 million funded the initial two phases of a five-phase development project. Nanogen completed the deliverables for the first two phases in 2007 and authorized funding was exhausted. The CDC is currently reviewing the prototype and related development data as part of a decision on project continuation. If all five phases are funded by the CDC, the total funding is expected to be approximately

$12.5 million. We expect to receive a decision from the CDC on the remaining phases in the first half of 2008. Our commercialization partner, HX Diagnostics, has the right to fund continued product development in conjunction with or instead of funding from the CDC.

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

We agreed to continue the joint development of a point-of-care product for diagnosis of CHF that incorporates PBM’s proprietary technology, our proprietary reagents and an exclusive license between us and Roche Diagnostics GmbH. PBM is responsible for the development of a reasonably priced instrument and for manufacturing of a CHF test that uses our reagents to determine the amount of target NT-proBNP present in a patient. We will fund a certain percentage of the development cost of the instrument, up to an agreed upon maximum amount. In addition, we are required to develop and manufacture the reagents used in the instrument and supply them to PBM. We are also responsible to conduct the testing of our reagents required to obtain regulatory approval to market them. PBM will also act as our distributor for the CHF product in certain markets including the U.S. The parties will share revenues associated with this point-of-care instrument and test with the majority of revenues being allocated to the party responsible for selling, marketing and distributing the instrument and test within a specific geographic territory. Each party will be responsible for its own manufacturing, sales and marketing expenses and both parties are required to provide each other a forecast of expected demand for each others product (reagents or instruments).

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

Thermo Fisher Scientific, Inc.

In February 2008, we entered into a distribution and license agreement with Thermo Fisher Scientific, Inc. (“Fisher”) under which we provided certain distribution and technology access rights to Fisher. As part of the agreement, Fisher has agreed to fund a development program related to the development, manufacture and marketing of new molecular diagnostic products on a cost incurred based. Upon commercial launch of the new products, Fisher has agreed to certain minimum purchases over a six year period.

HX Diagnostics

We have been working with HX Diagnostics (“HX”) under an agreement signed in August 2006 to develop a point-of-care test for the detection of pandemic influenza or other viruses. Under the terms of the agreement, HX will have exclusive commercialization rights for a completed product to detect a pandemic flu while we will retain the distribution rights to detect other viruses. Our collaboration on this program formed the basis for the contract awarded to Nanogen by the CDC in December 2006. HX Diagnostics has also agreed to limited interim funding of our development efforts during the CDC evaluation of the initial two phases of work. We expect to extend our relationship with HX Diagnostics in the future to include other infectious disease products.

Patents and Proprietary Technology Rights

We consider the protection of our proprietary technologies and products to be an important element in the success of our business strategy. In addition, we regularly evaluate ways to monetize the portions of our patent portfolio that will not impact our proprietary position on products we offer. In 2007, we were granted 20 U.S. patents bringing our current total to 191 issued U.S. patents and numerous foreign patents expiring at varying dates. In addition, we have a number of pending patent applications filed in the U.S. and abroad.

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

Competition

The in vitro diagnostic market is subject to intense competition. Our competitors in the United States and abroad are numerous and include, among others, diagnostic, health care, pharmaceutical and biotechnology companies.

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

In the markets for clinical molecular diagnostic products, a number of companies including Roche, Abbott, Cepheid, Qiagen and Third Wave compete with us for product sales, primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, the timing of new product introductions and product line offerings. In the point of care market, there are numerous competitors that offer rapid cardiac tests. In particular, Biosite currently has FDA-cleared tests and a large installed base of customers for cardiac rapid tests including CHF. In markets outside of the United States, other factors, including local distribution systems, complex regulatory environments and differing medical philosophies and product preferences, influence competition as well.

Government Regulation

Our ASR products are to be used only for research purposes or by CLIA-certified laboratories when developing and validating their own diagnostic tests. When we began distributing and manufacturing products for non-CLIA laboratories and point-of-care customers in 2006, we became subject to additional FDA requirements such as pre-market applications.

In March 2006, we received FDA clearance to begin marketing our NT-proBNP congestive heart failure product for use with human plasma. We are currently in clinical trials to add a whole blood indication for this product.

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

Manufacturing and Raw Materials

We manufacture the majority of our products internally. Molecular diagnostic products sold in North America are primarily manufactured in our San Diego facility and molecular diagnostics sold outside North

America are primarily manufactured in our Italian facility. Point-of-care products are manufactured at our Toronto location. Research products are manufactured at our Bothell location.

Our NT-proBNP product for CHF and the contemplated product for use with whole-blood will be manufactured by our partner PBM in New Jersey.

We purchase raw materials essential to our business in the ordinary course of business from numerous suppliers. Substantially all the raw materials used for our commercial manufacturing of products are available from multiple sources; however, other raw materials for supply contract and OEM manufacturing are proprietary products of other companies. Raw materials may be rejected if they do not meet manufacturing specifications, are contaminated and/or have other failures. A material shortage, contamination, or failure could adversely impact the commercial manufacturing of our products and related revenues.

Geographic Area Financial Information

For financial information concerning the geographic areas in which we operate, see the footnote “Geographic Sales and Significant Customers” to the consolidated Financial Statements.

Employees

As of December 31, 2007, we had 248 employees of whom 21 hold Ph.D. degrees and 22 hold other advanced degrees. Approximately 69 are involved in research and development, 92 in operations, manufacturing and quality assurance, 47 in sales and marketing, and 40 in finance, legal and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. None of our employees are covered by a collective bargaining agreement except for our Italian employees that operate through government mandated workers councils.

Item 1A.	Risk Factors

We will need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We will need to raise more money (in addition to the $10 million raised in March 2008 through the sale of a royalty stream as more fully described in footnote 18) to continue our planned operations. Our independent registered public accounting firm has included a going concern assumption in its audit report included in the Form 10-K. We may seek additional funds through public and private securities offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources, sale of assets or licensing of technology or intellectual property. If we can not raise more money, we will have to reduce our capital expenditures, scale back our development of new products, significantly reduce our workforce and seek to license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we will need will depend on many factors, including among others:

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

Additional capital may not be available on terms acceptable to us, or at all. In addition, the terms of our 9.75% senior secured convertible notes issued in March 2008 (the “9.75% Notes”) and 6.25% senior convertible notes issued in August 2007 (the “6.25% Notes”, together with the 9.75% Notes, the “Notes”) contain restrictive covenants that limit our ability to raise capital through additional financing unless we obtain consent from holders of the Notes, and there is no guarantee that we will be able to obtain such consents on terms acceptable to us, or at all. Under the terms of the 9.75% Notes, we are required to use a portion of the proceeds of certain financings to redeem the 9.75% Notes. Any additional equity financing will be dilutive to stockholders, and debt financing, if available, may include restrictive covenants and require significant collateral.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

Since our inception, we have incurred cumulative net losses which, as of December 31, 2007, total approximately $400.6 million. Moreover, our negative cash flow and losses from operations will continue for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, which could be significant. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, acquisition, goodwill or other impairment charges, non-cash stock option expenses, market acceptance of our existing product offerings, and potential other products under development, including the whole-blood CHF product and diagnostics related to infectious disease, whether and when new products are successfully developed and introduced by us or our competitors, and the achievement of milestones under our collaborative agreements with various government and private agencies. The recognition of revenue under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

To develop and sell our products successfully, we may need to increase our spending levels in research and development, as well as in selling, marketing and administration. We may have to incur these increased expenses before knowing whether our products can be sold successfully.

If our products are not successfully developed or commercialized, we could be forced to curtail or cease operations.

We are at an early stage of development. As of December 31, 2007, we had only a limited product offering that includes real-time PCR products and point-of-care diagnostic tests for cardiac disease. Our congestive whole-blood heart failure point-of-care test remains in development. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

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

Through SynX we were a party to a 2001 development and manufacturing agreement between SynX and Princeton BioMeditech Corporation (“PBM”) to jointly develop and market various point-of-care tests for certain biomarkers and protein targets. As of January 2006, we terminated all of our previous agreements with PBM and superseded them with renegotiated contracts. These contracts include a manufacturing and distribution agreement and a development agreement. We agreed to continue the joint development of a point-of-care test system that incorporates PBM’s proprietary technology, our proprietary reagents and an exclusive license between us and Roche Diagnostics GmbH. PBM is responsible for the development of an instrument that uses our reagents to determine the amount of target NT-proBNP present in a patient. We are required to develop and manufacture the reagents used in the instrument and supply them to PBM who manufacture the test device. We also have to conduct the testing of our reagents required to obtain regulatory approval to market and sell them. Further, PBM has the rights to distribute the products in certain markets including the US. As a result, our success in the point-of-care market is dependent in part upon PBM’s ability to perform under these agreements.

We may be unsuccessful in entering into other collaborative arrangements to develop and commercialize our products. In addition, disputes may arise over ownership rights to intellectual property, know-how or technologies developed with our collaborators.

Our indebtedness obligations may adversely affect our cash flow.

In March 2008, we completed a restructuring transaction for our 6.25% senior convertible Notes, or the unsecured notes, in which we exchanged an aggregate $12.9 million in principal amount of unsecured Notes with our secured 9.75% Notes, with an aggregate principal amount of $15.5 million. As a result of this transaction, we increased the total amount of convertible debt outstanding, as well as the amount of interest payments under the Notes. Furthermore, we have agreed to make the following redemption payments on the 9.75% Notes:

•	beginning on April 1, 2008, we will pay monthly installment payment of $80,000 per month, which will increase to $160,000 per month after January 1, 2009;

•

following quarterly announcement of our earnings, we will redeem an amount of the 9.75% Notes equal to the greater of (i) $10,000 for each quarter prior to January 1, 2009 or $20,000 for each fiscal quarter after January 1, 2009 and (ii) the product of 5% (for each quarter prior to January 1, 2009) or 10% (for each quarter after January 1, 2009) multiplied by the consolidated product revenue of the Company for such prior fiscal quarter minus the aggregate monthly installment payment made for such quarter;

•

if we sell, transfers or dispose all or any part of its business, property or assets, we may be required to use 50% of the net cash proceeds over $3.5 million from such asset disposition to redeem the 9.75% Notes; and

•	if we offer or sell any of debt, equity, or equity equivalent securities, we may be required to use 20% of the aggregate net cash proceeds in excess of $10 million to redeem the 9.75% Notes.

The increased amount of indebtedness and additional payments required to service our indebtedness impose a significant burden on our liquidity and cash flow. Should we be unable to satisfy our payment obligations under the 9.75% Notes, we may have to restructure or limit our operations. Our indebtedness could have significant additional negative consequences, including, but not limited to:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	placing us at a possible competitive disadvantage to competitors with less debt obligations and competitors that have better access to capital; and

•	restricting the availability of strategic alternative.

We may not have sufficient funds to make required payments on the Notes.

Our liquidity position is constrained by the operating losses from our business. In addition, we are not be able to pay interest on the Notes with shares of our common stock if the valuation of our stock is below $1.14 per share, in which case we will be required to pay interest in cash. Under the terms of the 9.75% Notes, we are also required to make certain monthly installment payments and quarterly catch-up payments to redeem the Notes. We are also required to apply a portion of net proceeds received from certain sales of assets and equity or debt financing to redeem the 9.75% Notes. As a result, we may not have sufficient funds to make the required interest, redemption and principal payments on the Notes when due, either at maturity, applicable installment payment dates, or upon the occurrence of various events of default or specified change of control transactions. If we do not have sufficient funds to make these payments, we will have to obtain an alternative source of funds, including sales of our assets or assets of our subsidiaries or sales of our equity securities or capital. We cannot assure you that we will be able to obtain sufficient funds to meet our payment obligations under the Notes through any of these alternatives or that we will be permitted by our senior lenders to obtain funds through any of these alternatives. In the event that we are not able to make the required payments at maturity or otherwise, we will be forced to seek alternatives, including seeking additional debt financing or equity financing or a potential reorganization under Chapter 11 of the United States Bankruptcy Code.

We have granted a first priority security interest in substantially all of our assets, including certain intellectual property.

To secure our obligations under the Notes, we have granted holders of the Notes a first priority security interest in substantially all of our assets and stock, including certain intellectual property assets. Upon an event of default under the Notes, the holders could elect to declare all amounts outstanding, together with accrued and unpaid interest and penalty, to be immediately due and payable. If we are unable to repay those amounts, the holders will have a first claim on our assets, including such intellectual property. If holders should attempt to foreclose on the collateral, it is unlikely that there would be any assets remaining after repayment in full of such secured indebtedness. Any such default and resulting foreclosure would have a material adverse effect on our financial condition and our ability to continue our operations.

The Notes provide that upon the occurrence of various events of default and change of control transactions, the holders would be entitled to require us to repay the Notes for cash, which could leave us with little or no working capital for operations or capital expenditures, or force us to sell the collateral subject to the security interest granted under the Notes.

The Notes allow the holders to require us to repay the Notes upon the occurrence of various events of default, such as the termination of trading of our common stock on a qualified stock market or quotation system or a breach by us of the covenants set forth in the Note, as well as specified change of control transactions. In such a situation, we may be required to repay all or part of the Notes, including any accrued interest, applicable premiums and penalties. Some of the events of default include matters over which we may have little or no control. If an event of default or a change of control occurs, we may be unable to repay the full price in cash. Even if we were able to prepay the full amount in cash, any such repayment could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our obligations under our Notes, nor do we anticipate doing so.

In addition, we have granted holders of the Notes a first priority security interest in substantially all of our assets and stock of our subsidiaries to secure our obligations under the Notes. Upon the occurrence of an event of default, the holders would have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interest. Accordingly, our secured creditors would be entitled to have the debt owed to them satisfied from our assets before we could make any distribution to other stockholders.

If we are not able to access the funds in the cash collateral account, it will adversely affect our cash flow, financial results and our ability to meet payment obligations.

We have deposited $7.3 million of the total $20 million purchase price of the Notes in a cash collateral account for the purpose of securing the letter of credit issued in favor of the holders of the Notes. The funds in the cash collateral account, including interests earned, will be released to us only if we meet certain conditions to terminate the letter of credit. These conditions include, but are not limited to, all of the following: (i) the closing sales price of our common stock on the NASDAQ Global Market equal to or exceeds $1.524 per share for 20 out of 30 consecutive trading days; (ii) there is no event of default under the Indenture; and (iii) our common stock has not been suspended from trading on NASDAQ Global Market. There is no guarantee that we will meet all of the conditions for the termination of the letter of credit. In addition, there is no guarantee that the price of our common stock will reach the target level described above, and even if it does, there is no assurance that the price will maintain at such level for the required period of time. The price of our stock as of March 24, 2008 was $0.39 per share. If the price of our common stock does not meet this requirement or if we cannot meet any of the conditions, we will not have access to the funds in the cash collateral account, which will adversely affect our cash flow, financial results and our ability to meet payment obligations under the Notes.

If our convertible notes do not convert to equity within its three year term, we will be forced to replace them with additional financing that may not be available on favorable terms.

Our Notes have a three year term expiring in August 2010 and will need to be refinanced if not converted to stock before that time. There can be no assurance that financing will be available at that time, which would force the company to curtail or cease operations. The Notes contain features giving the company access to additional capital over the next several years dependent on the achievement of pre-determined stock prices. There is no assurance that those conditions will be met. The Notes further restrict us from additional borrowing without permission of the note holders whose consent cannot be assured.

We may continue to incur significant non-operating, non-cash charges resulting from changes in the fair value of our warrants and derivatives.

In August 2007, we entered into a definitive agreement for the sale and issuance of $20 million in aggregate principal amount of the unsecured Notes which included warrants to purchase up to 17,322,833 shares of our common stock. These warrants, along with the conversion feature of the notes, have been recorded at their relative fair value at the inception date of the agreement and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) at each reporting date. The impact of these non-operating, non-cash charges could have an adverse effect on our stock price in the future. The fair value of the warrant and derivatives is tied in large part to our stock price. If our stock price increases between reporting periods, the warrant and derivatives become more valuable. As such, there is no way to forecast what the impact on other income (expense) will be in the future or what the future impact will be on our financial statements.

We have agreed to certain limitations on our ability to sell our securities in future financings, which may restrict our ability to raise capital, and any future financing may require the consent of our note holders, who may be unwilling to provide such consent.

We have agreed, for so long as any Notes or related warrants remain outstanding, that we will not issue or sell, subject to certain exceptions, shares of our common stock for a consideration per share less than the conversion price of the Notes or the exercise price of the such warrants immediately prior to such sale, if the effect of the issuance or sale is to cause the conversion price or exercise price to be adjusted below certain fixed floor prices, unless we first obtain stockholder approval. In addition, we have agreed, for so long as any Notes or related warrants remain outstanding, that we will not sell, subject to certain exceptions, securities with a conversion or exercise price that varies from the market price of our common stock. These limitations will restrict our ability to raise capital through equity or debt financing in the future, unless we obtain prior written consent from the holders of the Notes. There is no assurance that the holders will provide us with such consent. If we cannot raise more capital or obtain additional financings on terms satisfactory to us, we will have to reduce our capital expenditures, scale back our development of new products, significantly reduce our workforce and seek to license to others products or technologies that we otherwise would seek to commercialize ourselves, which will have an adverse effect on our business operations and financial results.

Restrictive covenants in the Indenture and the secured Notes may limit our ability to expand our operations and capitalize on our business opportunities.

The terms of the Notes include restrictive covenants which limit our ability to borrow money, create liens, dispose assets, transact businesses with affiliates, effect equity and debt financing and engage in certain other activities. These restrictive covenants may limit our ability to expand our operations and capitalize on business opportunities. If we are unable to expand our operation or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations. In addition, as described above, we are required to apply a portion of net proceeds received from certain disposition of assets and financing transactions to redeem the secured 9.75% Notes, which may limit our ability to capitalize on these opportunities.

Conversion of the Notes and exercise of related warrants and issuance of shares of common stock in payment of interests on the Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes.

The conversion or exercise of some or all of the Notes and related warrants, respectively, and the issuance of shares of common stock in payment of interests on the Notes, could significantly dilute the ownership interests of existing stockholders. The restructuring transaction completed in March 2008 also increased substantially the number of shares that may be issued upon conversion of the Notes by lowering the initial conversion price of the Notes from $1.27 per share to $0.68 per share, which will result in increased dilution. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

The CDC project may not continue beyond the previously funded phases.

We received a $4.5 million contract from the CDC to cover the first two phases of a possible five phase development program totaling up to $12.5 million. We currently estimate that completion of the contract will require more than $12.5 million in funding. Future awards will be given at the discretion of the CDC. In making further contract awards, the CDC may consider the achievement of certain milestones in the current contract but there can be no assurance that we will successfully attain them. The exact reimbursement rates provided by the CDC are also subject to our performance of the contract under allowed rates of reimbursement and the ratio of internal versus outside supplier expenses. The CDC could modify our rates of reimbursement based on our actual performance.

If we fail to regain compliance with the minimum bid price requirement under NASDAQ rules, we could lose our listing on the NASDAQ Global Market, and the loss of listing will result in an event of default under our Notes.

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

On November 27, 2007, we received a letter from NASDAQ Stock Market informing us that the closing bid price of our common stock was under $1.00 per share for 30 consecutive business days, and that we have 180 calendar days, or until May 27, 2008, to regain compliance with the minimum bid requirement under NASDAQ rules. If the Company does not regain compliance by May 27, 2008, the NASDAQ staff will send us a written notification that our common stock will be delisted from NASDAQ Global Market. At that time, we may appeal the delisting determination to a NASDAQ Listings Qualifications Panel, or we may transfer our common stock to the NASDAQ Capital Market if the common stock satisfies all criteria, other than compliance with the minimum bid price requirement, for initial inclusion on such market. In the event of such a transfer, we will be afforded an additional 180 calendar days to comply with the minimum bid price requirement while listed on the NASDAQ Capital Market.

There is no guarantee that we will be able to regain compliance of the minimum bid price requirement under NASDAQ rules prior to May 27, 2008, nor can we be sure that we will satisfy the initial listing requirement of NASDAQ Capital Market in order to take advantage of the additional 180-day grace period to regain compliance. In addition, while stockholders have approved a measure to give our board of directors the authority to effectuate a reverse stock split of our common stock in order to raise the stock price, there is no guarantee that such reverse stock split will result in a higher stock price. Our stock price as of March 24, 2008 was $0.39 per share. Our failure to meet NASDAQ’s minimum bid price requirement may result in the delisting of our common stock, which will make our stock significantly less liquid and negatively affect its value. Delisting may also result in an event of default under our Notes and a breach of certain covenants with our warrant holders, which will have a material adverse effect on us.

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

We may not realize the benefits that we anticipate from our acquisitions of the diagnostic division of Amplimedical, the rapid cardiac immunoassay test business of Spectral Diagnostics, Epoch Biosciences, Inc., SynX Pharma Inc. or other acquisitions due to integration and other challenges.

On May 1, 2006, we completed the acquisition of the molecular testing division of Amplimedical S.r.L. On February 6, 2006, we completed the acquisition of the rapid cardiac immunoassay test business of Spectral Diagnostics (“Spectral”). In April 2004, we completed the acquisition of SynX Pharma, Inc. (“SynX”), and in December 2004, we completed the acquisition of Epoch Biosciences, Inc. (“Epoch”). We expected that the Spectral and SynX product lines would accelerate our entry into the point-of-care market and that the Amplimedical and Epoch acquisitions would broaden our reach in the molecular diagnostic market. However, we cannot be certain that we will achieve these and other benefits which we expected from these acquisitions. The process of integrating these and other acquired companies requires, significant efforts and expenditures, including the coordination of information technologies, research and development, sales and marketing, administration and manufacturing. Combining our product offerings with those of acquired companies is a complex and lengthy process involving a number of steps in which we will seek to achieve increasing degrees of integration of our products. Additionally, Amplimedical is located in Italy, Spectral and SynX are located in Canada, Epoch is located in the state of Washington, and because our facilities in San Diego, California are or may be physically separated from facilities of other companies we acquire, it may be difficult for us to communicate effectively with, manage and integrate these employees and operations with the rest of the Company. If we are not able to integrate the operations of these acquired companies and businesses successfully, we may not be able to meet our expectations of future results of operations.

Factors that will affect the success of these acquisitions and any future acquisitions include the following:

•

our ability to manage a more complex corporate structure that requires additional resources for such responsibilities as tax planning, foreign currency management, financial reporting and risk management;

•	our ability to identify and retain key employees of acquired companies;

•	our ability to increase revenues due to the integration of the products and technologies of the acquired companies; and

•	our ability to operate efficiently following the completion of acquisitions and to achieve cost savings.

Even if we are able to successfully integrate our acquired operations, we may never realize the anticipated benefits of the SynX, Epoch, Spectral, or Amplimedical acquisitions, or any other acquisition. Our failure to achieve these benefits and synergies could have a material adverse effect on our business, results of operations and financial condition.

Competing technologies may adversely affect us.

We expect to encounter intense competition from a number of companies that offer products in our targeted application areas. We anticipate that our competitors in these areas will include:

•	companies developing molecular diagnostic tests;

•	companies developing point-of-care diagnostic tests;

•	health care and other companies that manufacture laboratory-based tests and analyzers;

•	diagnostic and pharmaceutical companies; and

•	companies developing drug discovery technologies.

If we are successful in developing new products in these areas, we will face competition from established companies and numerous development-stage companies that continually enter these markets. In many instances, our competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, these competitors may offer broader product lines and have greater name recognition than us and may offer discounts as a competitive tactic.

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

Our commercial success also depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technologies and products. We are aware of other third-party patents that may relate to our technology. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. In the past, we and the companies we have acquired have received, and may in the future receive, notices claiming infringement from third parties as well as invitations to take licenses under third-party patents which have, in some instances, resulted in litigation, settlement of litigation and our licensing of third party intellectual property rights. In particular, the receipt of infringement notices by us may subject us to costly litigation, divert management resources and result in the invalidation of our intellectual property rights. These claims may require us to pay significant damages, cease production of infringing products, terminate our use of infringing technologies or develop non-infringing technologies. Further, any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborative partners to obtain licenses in order to continue to manufacture or market the affected products and processes. These actions may also subject us to liability for damages. Although in the past we and the companies we have acquired have succeeded in settling some third party claims concerning alleged infringement of intellectual property rights, which settlements have involved the payment of royalties by us or such companies we have acquired, there can be no assurance that in the future we would be successful in settling such claims. In addition, there can be no assurance that, even if such settlements are achieved, that they would be on commercially reasonable terms or would not otherwise have a material adverse impact on the company’s business. We or our collaborative partners may not prevail in an action and any license required under a patent may not be made available on commercially acceptable terms, or at all.

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

In August 2005 we received an untitled letter from the Office of In Vitro Diagnostic Device Evaluation and Safety (OIVD), a division of the FDA. The letter described the OIVD’s concern that the micro array NanoChip systems and certain related products sold as ASRs might be a closed system and therefore a medical device that requires a pre-market application. During the first quarter of 2006 we met with the FDA and made certain changes in our marketing materials and sales approach. In September 2006, the FDA published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” setting forth the FDA’s interpretation of the regulations governing the sale of ASR products. Subsequently, we received a second letter from the OIVD in which the FDA asserted that our micro array and multiplexed reagents require FDA pre-market review. In November 2006, we met with the FDA to discuss the second letter. In the fourth quarter 2007, we made the decision to exit the micro array business. Our remaining molecular ASRs are subject to the FDA’s new final ASR guidance document. We believe that our ASR products must be repackaged to meet the guidance and we may incur substantial costs in this repackaging effort. This will also divert resources from other efforts. Further, there can be no assurance that the repackaged ASR products would be acceptable to all of our customers.

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

On July 17, 2007, our Point-of-Care Division received a warning letter from the FDA following an earlier inspection of the division’s facility in Toronto, Canada in February 2007. The letter cited violation of the FDA’s Current Good Manufacturing Practice requirements of the Quality System Regulations with respect to the manufacture, packing and installation of products in our cardiac business: Cardiac STATus, Decision Point and i-Lynx. Since the inspection in February 2007, we have undertaken steps to address these concerns, and will continue to take appropriate corrective and preventive actions in response to the warning letter. There is no guarantee that we will correct all of the violations cited in the letter to the satisfaction of the FDA. Failure to do so may result in further regulatory actions, including suspension of sales of our Point-of-Care products in the United States and delay in the granting of pre-market approval applications, which could have a material adverse effect on our business, financial position and results of operations. In addition, we may need to expend substantial funds and efforts implementing corrective measures and maintaining our Toronto facility in compliance with the FDA’s regulatory requirements.

If we are unable to manufacture products on a commercial scale, our business may suffer.

We manufactured the majority of our products sold in 2007. In the future, we anticipate significant new sales in point-of-care quantitative tests that will be manufactured by PBM. We and PBM rely on subcontractors to manufacture the limited quantities of components we require for use by and sale to our customers, as well as for internal and collaborative purposes. Manufacturing, supply and quality control problems may arise as we or PBM either alone, together or with subcontractors, attempt to further scale up manufacturing procedures or to manufacture new products. We or PBM may not be able to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our products and cause us to fail. We or PBM or any of our contract manufacturers could encounter manufacturing difficulties, including those relating to:

•	the ability to scale up manufacturing capacity;

•	production yields;

•	quality control and assurance; or

•	shortages of components or qualified personnel.

Our manufacturing facilities and those of PBM and any other of our contract manufacturers are or will be subject to periodic regulatory inspections by the FDA and other federal, state and international regulatory agencies and these facilities are or may become subject to Quality System Regulation, or QSR, requirements of the FDA. If we, PBM or other third-party manufacturers we utilize, fail to maintain facilities in accordance with QSR regulations, other international quality standards or other regulatory requirements, then the manufacture process could be suspended or terminated which would harm us.

Our dependence on suppliers for materials could impair our ability to manufacture our products.

Outside vendors provide key components and raw materials used by us and PBM in the manufacture of our products. Although we believe that alternative sources for these components and raw materials are available, any supply interruption in a limited or sole source component or raw material would harm our and PBM’s ability to manufacture our products until a new source of supply is identified and qualified, including qualification under applicable FDA regulations. In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us or PBM or incompatible with our or PBM’s manufacturing processes, could harm our or PBM’s ability to manufacture our products. We or PBM may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all. If we or PBM fail to obtain a supplier for the manufacture of components of our products, we may be forced to curtail or cease operations.

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

We have an exclusive manufacturing agreement with PBM for the manufacture of certain future point-of-care products, including CHF tests. Because we are solely dependent on one company for the manufacture of these products, any disruption in the company’s business or in our relationship with the company may have a material adverse effect on our business. To the extent we have adverse developments in our relationship with PBM, or to the extent we develop contractual disputes, it may have an adverse impact on our business, our ability to implement existing products or launch new products. In particular, to the extent we seek to amend, modify or extend or otherwise change aspects of our contractual relationship with PBM, we may experience manufacturing delays associated with negotiating the terms of those arrangements and other related complications. If we determine to curtail or terminate our manufacturing relationship with PBM, a lengthy process would be required to negotiate and begin work under a manufacturing agreement with a new manufacturer which could disrupt our manufacturing process and harm our business. Furthermore, the manufacturing of certain point-of-care products, including CHF tests, depends on certain intellectual property owned by PBM and licensed by PBM from third parties, and we may not be able to manufacture or find an alternative manufacturer of the design of these products without this intellectual property, which would severely impact our point-of-care products.

Failure to expand our international sales as we intend would reduce our ability to become profitable.

We expect that a significant portion of our sales will be made outside the United States. A successful international effort will require us to develop relationships with international customers and partners. We may not be able to identify, attract or retain suitable international customers and distribution partners. As a result, we may be unsuccessful in our international expansion efforts. Furthermore, expansion into international markets will require us to continue to establish and expand foreign sales and marketing efforts, hire additional sales and marketing personnel and maintain good relations with our foreign customers and distribution partners.

International operations involve a number of risks not typically present in domestic operations, including:

•	currency fluctuation risks;

•	changes in regulatory requirements;

•	political and economic instability, including the war on terrorism; and

•	difficulties in staffing and managing foreign offices.

In addition, we expect increased costs in deploying products in foreign countries due to:

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

We may lose money when we exchange foreign currency received from international sales into U.S. dollars. A significant portion of our business is expected to be conducted in currencies other than the U.S. dollar. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business will cause foreign currency transaction gains and losses, and may cause fluctuations in our operating results. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. We currently do not engage in foreign exchange hedging transactions to manage our foreign currency exposure.

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

We are highly dependent on the principal members of our scientific, manufacturing, marketing, administrative, management and executive personnel, the loss of whose services might significantly delay or prevent the achievement of our objectives. We face competition from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel. For the twelve months ended December 31, 2007, 2006, and 2005, we experienced turnover rates of 14%, 13%, and 17%, respectively. Turnover at these rates may continue and, if they continue, may adversely affect us.

The turnover rates above exclude the impact of reductions in workforce. In November 2007, we announced a phased reduction in force of approximately 18%, and incurred severance related expenses of $800,000. In September 2007, we announced a reduction of approximately 4% of our workforce and incurred severance related expenses of approximately $305,000 in the third quarter of 2007. In October 2006, we announced a reduction of approximately 15% of our workforce and incurred severance related expenses of approximately $500,000 in the fourth quarter of 2006.

Future layoffs could have an adverse effect on us and on our ability to retain critical staff.

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

The market price of our common stock, like that of many other life sciences companies, has been highly volatile and is likely to continue to be highly volatile. The following factors, among others, could have a significant impact on the market price of our common stock:

•	delisting, or risk of delisting, from the NASDAQ Global Market;

•	period-to-period fluctuations in sales, inventories and our operating results;

•	asset impairment charges, including goodwill and other intangible assets;

•	adoption of new stock option expensing rules;

•	the announcement of issues involving our liquidity;

•	that announcement of product development failures;

•	the announcement of financing or acquisitions that dilutes our equity;

•	conversion, restructuring, repricing or exercise of a significant amount of our Notes or related warrants;

•	the results of our premarket studies and clinical trials or those of our collaborators or competitors or for diagnostic testing in general;

•	evidence of the safety or efficacy of our potential products or the products of our competitors;

•	the announcement by us or our competitors of technological innovations or new products;

•	announcements by us of government or private grants or contracts or of failure to obtain such government or private grants or contracts;

•	announcements by us of involvement in litigation;

•	developments concerning our patents or other proprietary rights or those of our competitors, including other litigation or patent office proceedings;

•	loss of key board, executive, management or other personnel or the increase or decrease in size of our sales and marketing staff;

•	governmental regulatory actions or the failure to gain necessary clearances or approvals;

•	our ability to obtain necessary licenses;

•	changes or announcements in reimbursement policies;

•	developments with our subsidiaries and collaborators;

•	changes in or announcements relating to acquisition programs for our products, including the expiration or continuation of our development site agreements;

•	market conditions for life science stocks, nanotechnology stocks and other stocks in general;

•	changes in estimates of our performance by securities analysts and the loss of coverage by one or more securities analysts;

•	the announcement by us of any stock repurchase plan, any purchases made thereunder by us and any cessation of the program by us; and

•	changes in the United States’ war on terrorism and other geopolitical and military situations in which the country is involved.

As of December 31, 2007, we identified material weaknesses in internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and as a result, investors may be misled and lose confidence in our financial reporting and disclosures, and the price of our common stock may be negatively affected.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. A “significant deficiency” means a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. A “material weakness” is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the assessment of our internal control over financial reporting for the Annual Report on Form 10-K, as further described in Item 9A, we and our independent registered public accounting firm determined that as of December 31, 2007 our internal controls over financial reporting were ineffective due to material weaknesses in the financial statement close process and inventory valuation process. These material weaknesses were caused primarily by the following:

•	inadequate management oversight of the financial statement close process; and

•	an insufficient number of staff accountants with a sufficient level of knowledge;

•	insufficient controls over assessing inventory values including reserve requirements.

In addition, continuing assessment or subsequent assessment by us and our independent registered public accounting firm, may reveal additional deficiencies in our internal controls, some of which may require disclosure in future reports.

Although we have made and are continuing to make improvements in our internal controls, if we are unsuccessful in remediating the material weaknesses in our internal controls over financial reporting, or if we discover other deficiencies or material weaknesses, it may adversely impact our ability to report accurately and in a timely manner our financial condition and results of operations in the future, which may cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we continue to have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

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

In addition, as a result of the deficiencies in our internal control over financial reporting, we will incur significant professional fees and other expenses to implement remedies and prepare our consolidated financial statements in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Until our remediation is completed, we will continue to incur these additional costs and management burdens, which may divert valuable resources from our business operations.

The closure of our micro array business may result in loss of revenue due to returns by existing customers and subject us to potential claims by such customers

During the fourth quarter of 2007, we made a decision to close our micro array business, which will result in the cessation of the manufacturing and distribution of our molecular array-based testing products, including the NanoChip instrument system and related multiplexed reagents and other supporting hardware. The termination of these production activities may prompt our existing molecular array-based diagnostic customers to return their products and demand refunds, which will negatively impact our revenue and cash flow. The closure may also disrupt the business operation of our existing customers and cause them to suffer financial loss. These customers may decide to file claims against us to recover such losses, and we may be required to divert valuable resources to defend such claims and incur significant cost, which will have an adverse effect on our business operations.

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

The Staff of the Securities and Exchange Commission (the “SEC”) has reviewed and issued comments pertaining to our Form 10-K for the fiscal year ended December 31, 2006 and our Form 10-Q for the three and nine-month periods ended September 30, 2007. As of the date of this filing, there were unresolved comments related to our accounting for a variable interest entity originally consolidated in the quarter ending September 30, 2005.

After thorough consideration of the questions and comments raised in the SEC review process relating to accounting treatment for the variable interest entity, on March 28, 2008, our Audit Committee of the Board of Directors, in consultation with management and our independent registered public accounting firm, concluded that certain adjustments are required to properly apply the consolidation methodology under FIN46(R), “Consolidation of Variable Interest Entities.” The adjustments required to correct the previously issued financial statements primarily related to complying with a requirement to: record the fair value of assets, liabilities and noncontrolling interests of the variable interest entity at the time of initial consolidation rather than recording the book value on the date of initial consolidation; and, to allocate operating losses in future periods to noncontrolling interests.

We have restated our consolidated financial statements for the impacted periods herein, have labeled periods impacted “As Restated,” and have provided expanded quarterly financial information in footnote 2 to the financial statements herein reconciling the restated quarterly consolidated Balance Sheets and Statements of Operations to previously filed quarterly financial information.

Although we believe the restatement made to our historical financial statements will address the comments raised by the SEC, as of the date of this filing the comments are still unresolved.

Item 2.	Properties

At December 31, 2007, we occupied the indicated square footage in the leased facilities described below:

Number of Buildings	Location	Total Square Footage	Primary Use
1	San Diego, California	51,000	Administrative offices, research and development, sales and marketing and manufacturing for a term ending in March 2010.
1	Bothell, Washington	30,000	Research and development, sales and marketing and manufacturing for a term ending in 2012.
1	Toronto, Canada	47,700	Manufacturing and administrative offices for a term ending in July 2017.
1	Milan, Italy	4,500	Administrative and sales and marketing offices subleased for a term ending January 2013.
1	Turin, Italy	13,200	Research and development, sales and marketing and manufacturing for a term ending February 2013.

Our leases expire at varying dates through 2018 not including renewals at our option. Our facilities in San Diego and Bothell are underutilized and we are looking to find suitable lessors for the unused portion of these facilities. We believe that our other facilities are suitable and adequate for our planned operations. Our lease in Turin, Italy was renewed in 2007, and during 2007 we entered into a new lease in Milan, Italy to replace the administrative and sales and marketing offices utilized in 2006.

Item 3.	Legal Proceedings

We currently are not a party to any material legal proceedings and are not aware of any pending or threatened litigation that would have a material adverse effect on us or our business.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders and were approved at a special meeting of stockholders held in February 2008:

	For	Against	Abstain
• To approve and ratify the Company’s debt financing in August 2007 in which the Company issued and sold an aggregate of $20 million of senior convertible notes, convertible initially into an aggregate of up to 15,748,030 shares of the Company’s common stock, and related warrants to purchase shares of our common stock, exercisable initially into an aggregate of 11,023,621 shares of our common stock, and may become exercisable for an additional 6,299,212 shares of our common stock;	22,252,101	2,746,392	980,963

• To approve an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of our common stock, $0.001 par value per share, at a specific ratio within a range of 1:5 to 1:15, to be determined by our Board of Directors, in its sole discretion, within a twelve month period following stockholder approval;	42,873,489	5,677,612	1,337,677

• To approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from one hundred thirty-five million (135,000,000) to two hundred and fifty million (250,000,000).	41,923,783	7,145,025	819,971

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NGEN.” The following table sets forth the range of high and low closing sales prices as reported for our common stock by Nasdaq for the periods indicated:

Year ended December 31, 2007	High	Low
1st Quarter	$1.88	$1.22
2nd Quarter	$1.94	$1.26
3rd Quarter	$1.62	$0.73
4th Quarter	$1.02	$0.35

Year ended December 31, 2006
1st Quarter	$3.18	$2.26
2nd Quarter	$2.84	$1.61
3rd Quarter	$2.25	$1.71
4th Quarter	$2.23	$1.76

As of February 21, 2008 there were approximately 302 stockholders of record of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Stock Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2002, through December 31, 2007, for (i) Nanogen’s Common Stock, (ii) the Nasdaq Composite Index and (iii) Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

	Nanogen, Inc. Index	Nasdaq Composite Index	Nasdaq Biotechnology Index
12/31/02	$100.00	$100.00	$100.00
12/31/03	$581.23	$150.79	$145.74
12/31/04	$474.76	$164.60	$154.64
12/31/05	$168.37	$168.08	$159.01
12/31/06	$120.64	$185.55	$160.62
12/31/07	$23.25	$211.29	$167.99

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

The selected financial data set forth below has been derived from our audited financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes included in this Annual Report on Form 10-K on pages F-1 through F-57 in this document:

	Years Ended December 31,
	2007(2)	2006(1)	2005(2)	2004(3)	2003
		(as restated)(4)	(as restated)(4)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product sales	$22,866	$15,996	$4,544	$2,690	$2,762
License fees and royalty income	6,981	7,908	6,530	490	84
Contract and grant	8,336	2,948	1,470	1,694	2,367
Sponsored research	—	—	—	500	1,500

Total revenues	38,183	26,852	12,544	5,374	6,713
Costs and expenses:
Cost of product sales	24,295	13,290	4,518	5,642	3,176
Research and development	26,463	25,683	22,033	18,117	18,014
Selling, general and administrative	38,181	33,385	23,578	18,232	15,319
Amortization of purchased intangible assets	2,991	2,987	1,677	—	—
Impairment charge on goodwill	—	—	59,000	—	—
Charge for acquired in-process research and development	—	—	3,491	3,758	—
Impairment of acquired technology rights	—	—	167	—	1,024

Total costs and expenses	91,930	75,345	114,464	45,749	37,533
Loss from operations	(53,747)	(48,493)	(101,920)	(40,375)	(30,820)
Interest income	965	1,046	1,408	926	713
Interest expense	(4,944)	(1,572)	(645)	(409)	(224)
Other income (loss)	(33)	(717)	(78)	(221)	(141)
Warrant valuation adjustment	11,254	75	1,026	(74)	—
Loss on sale of investments	—	—	—	(47)	(1,925)
Gain (loss) on foreign currency transactions	(126)	311	17	1,293	(16)
Gain on deconsolidation of variable interest entity	12,686	—	—	—	—
Noncontrolling interests share of losses in VIE	—	2,618	4,675	—	—
Minority interest in loss of consolidated subsidiary	—	—	—	—	1,817

Loss before extraordinary item	$(33,945)	$(46,732)	$(95,517)	$(38,907)	$(30,596)

	Years Ended December 31,
	2007(2)	2006(1)	2005(2)	2004(3)	2003
		(as restated) (4)	(as restated) (4)
	(in thousands, except per share amounts)
Extraordinary item:
Charge for excess purchase price in VIE	$—	$—	$(9,262)	$—	$—
Net loss	$(33,945)	$(46,732)	$(104,779)	$(38,907)	$(30,596)

Loss before extraordinary item per share	$(0.47)	$(0.74)	$(1.93)	$(1.21)	$(1.38)
Extraordinary item per share	$—	$—	$(0.19)	$—	$—
Net loss per share—basic and diluted	$(0.47)	$(0.74)	$(2.11)	$(1.21)	$(1.38)

Number of shares used in computing net loss per share—basic and diluted	72,312	63,221	49,585	32,203	22,244

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$7,256	$25,184	$32,379	$51,934	$29,114
Working capital	(187)	20,621	30,651	44,999	30,872
Total assets	98,351	119,253	98,081	176,024	43,849
Long-term liabilities	30,476	31,000	12,899	6,065	5,005
Accumulated deficit	(400,618)	(366,673)	(319,941)	(215,162)	(176,255)
Total stockholders’ equity	$41,504	$62,373	$73,213	$157,516	$32,823

(1)	2006 includes the results of operations of Spectral and Amplimedical since February 6, 2006 and May 1, 2006, respectively, the date of acquisitions, which affects comparability of the Selected Financial Data.
(2)	2005 includes the results of operations of Jurilab since of July 20, 2005, the date of consolidation, through July 2007 the date of deconsolidation which affects comparability of the Selected Financial Data.
(3)	2004 includes the results of operations of SynX and Epoch since April 21, 2004 and December 16, 2004, respectively, the date of acquisitions, which affects comparability of the Selected Financial Data.
(4)	See Footnote 2 to the financial statements for detail regarding the restatement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. To the extent statements in this report involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, level of activity, performance or achievements expressed or implied by any forward-looking statement. These risks and uncertainties include those included in “Item 1A. Risk Factors.” We assume no obligation to update any forward-looking statements. The audited financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2007, 2006 and 2005 in this Annual Report on Form 10-K.

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

•

Results of Operations—an analysis of our results of operations for the years ended December 31, 2007, 2006, and 2005, as presented in our financial statements, to provide the reader information about trends and material changes in revenues and expenditures.

•

Liquidity and Capital Resources—an analysis of our cash flow statement and financial position to help the reader understand our current and anticipated capital resource requirements and our ability generate the liquidity required to support our current and planned operations.

Summary:

The following significant business developments occurred during 2007:

•

In November 2007, we began implementing a plan to restructure our business to significantly improve our financial performance. The key element of this restructuring plan was the decision to exit the micro array business, which was the founding technology of our business. This decision is expected to reduce our annual cash use by approximately $15 million. Although the products performed well, this technology was developed based on an assumption that the market for complex array based testing would be much larger than it is today. We believe this market will develop over time; however, we chose to discontinue this product line and focus on the two remaining product lines that are growing and present market opportunities that are of a sufficient size today. The two existing product lines that we will now focus on are the real-time PCR products and Point of Care rapid testing products. In addition to closing the micro array business, we are also actively managing expenses.

•

In September 2007, we announced that we were evaluating strategic alternatives for our micro array business, which includes the NanoChip instrument system and related multiplexed reagents and consumables. As a result of this evaluation, we decided to close our micro array business. The closure of our micro array business will not affect the real-time PCR products or Point of Care rapid testing solutions offered.

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

•

In August 2007, we entered into a definitive agreement for the sale and issuance of $20 million in aggregate principal amount of unsecured senior convertible notes (“Notes”) which are convertible initially into an aggregate of up to 15,748,030 shares of our common stock. In addition, upon conversion we are required to issue an additional number of shares representing the present value of future interest. The Notes bear interest at 6.25% per annum and interest is accrued and payable on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted are repayable in cash in August 2010. The notes may be converted into common stock at a stated rate of $1.27 per share. Upon conversion, whether at our election or the debt holders’ election, we are also required to pay the present value of the future interest payments that would have been made if the conversion had not occurred (“Make Whole Payments”). These Make Whole Payments are to be paid in cash or in common stock at a rate of $1.27 per share. This agreement also includes warrants to purchase up to 17,322,833 shares of our common stock at an initial exercise price of $1.14 per share. We received net proceeds of approximately $18.5 million, of which $7.3 million has been restricted until our stock price reaches $1.52, from the sale of the Notes and warrants after deducting the placement agent fees and estimated offering expenses of $1.5 million. The conversion rate and exercise price of the warrants may be adjusted under certain circumstances.

•

On July 17, 2007 we announced that we began shipments of our congestive heart failure (CHF) product, the StatusFirst CHF NT-proBNP rapid test. The product is CE-marked and has been cleared by the FDA for diagnostic use with EDTA plasma samples. It has been developed by us under license from Roche and is being manufactured for us by Princeton BioMeditech Corporation (PBM). Distribution in the United States is handled by PBM’s affiliate LifeSign. A version of this product that will use whole blood for the sample is currently under development.

•

We have completed work on the $4.5 million contract awarded in December 2006 by the Centers for Disease Control and Prevention (CDC) to develop a diagnostic assay for the influenza. The goal of the overall contract is a low cost, high sensitivity point-of-care immunoassay that detects both seasonal influenza and avian influenza. HX Diagnostics will commercialize this version of the product upon FDA clearance. The current award of $4.5 million funded the first two phases of a five-phase development project. If all five phases are funded by the CDC, the award can total about $12.5 million. Additional future awards are based on the achievement of milestones and approval by the CDC.

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

Our business:

We are a diagnostics company, focusing on developing and marketing advanced human in vitro diagnostics (“IVD”) to aid in providing healthcare for the individual. We were founded on innovative research and technology development and have been in business since 1993. We have has been publicly traded on NASDAQ (symbol: NGEN) since 1998.

During 2007, we significantly restructured our operations. In the fourth quarter of 2007, we decided to close one of our three product lines, the micro array platform, and focus on products and opportunities acquired in the past four years. Although the micro array platform was technologically a success, the market for highly complex molecular testing remains small and we concluded that we did not have sufficient resources to support this product line as we wait for the market to grow.

While our consolidated revenue has been growing, we recognized the need to reduce our expenses in order to dramatically accelerate our path to profitability. By making the difficult decision to discontinue the micro array platform, we will be able to enhance financial performance and predictability. We expect that this restructuring will improve operational performance by at least $15 million in annual cash flow with less than a 10% impact on revenue performance. Despite the loss of micro array revenue, we expect 2008 revenues to significantly exceed our 2007 revenues.

In 2008 and beyond we will continue to participate in two large and growing markets. The first is the molecular diagnostics market where we offer assays for real-time polymerase chain reaction (“PCR”) applications. The second is the point of care (“POC”) market where we offer rapid immunoassay tests for cardiac emergency care. Both are “ready markets” that our customers understand and participate in today, as opposed to the microc array market which was a new market that required significant education and training of potential customers. Products in the molecular diagnostics and POC markets were developed by us and incorporate proprietary technologies that improve product performance and competitiveness, and supported by a strong patent portfolio.

We operate in the United States, Canada and Europe and have grown rapidly in the past four years through both internal development and acquisition.

Markets

We participate in two major in vitro diagnostic markets: the molecular diagnostic market and the point-of-care market. Molecular diagnostics is the analysis of DNA, RNA and proteins at the molecular level and is typically performed in clinical laboratories. This differs from the point-of-care market, where the diagnostic may be performed in “near patient” settings such as an emergency room or doctor’s office. Within these two markets, we focus on infectious disease and cardiac testing.

Products

Our products, broken out by market, are summarized as follows:

Molecular Diagnostic Market

We sell real-time PCR molecular products in the molecular diagnostic market. These products accounted for approximately 75% of our total 2007 product revenues. We offer two real-time PCR molecular product lines:

•

TaqMan/MGB—we offer a comprehensive menu of real-time products that are in the TaqMan format, coupled with our proprietary MGB technology. “MGB” is an abbreviation for “minor groove binder” which is a small crescent-shaped molecule that fits into the minor groove of duplex DNA. These products are CE marked IVD products and are sold in Italy via a contract sales force and in other European countries through a network of distributors. In Italy, sales are mostly made through government tenders, which are contracts that last for two to five years and cover multiple products.

•

Eclipse/MGB—the real-time molecular products we sell in the US and Canada are sold as Analyte Specific Reagents (ASRs) or Research Use Only (RUO) products. Today, the products are sold either direct to an end user or through a distribution relationship with ThermoFisher. The Eclipse/MGB technology is proprietary and provides significant performance and economic advantages. These products are “platform independent” and are currently used by customers on multiple instrument platforms.

Both of the real-time molecular products line menus consist mostly of infectious disease tests with the largest medical application being for use in transplantation settings. There are additional tests for genetic conditions and oncology. Examples of the diseases tested for include: CMV; HSV 1,2; HSV Type; HHV 6; M. pneumoniae; norovirus 1 & 2; EBV; enterovirus; VZV; b. pertussis/parapertussis; and, on a research use only based, hMPV.

Our proprietary real-time technology provides chemistry elements that offer distinct competitive advantages as well as reduced cost. These elements include the MGB molecule that increases binding and specificity of designs, modified bases that provide design alternatives for improved sequence detection and discrimination, and proprietary dyes and quenchers that improve overall system performance and reduce costs and royalty burdens. In total, the system permits the development of assays that can reduce the royalties normally paid by customers to other technology providers.

Our PCR product line is described as “real time” to distinguish it from traditional “end point” technology. Real time PCR is an advance over traditional end point technology as data provided with traditional PCR is available only at the end of the chain reaction. The key feature of real-time PCR is that DNA is quantified in “real time” as it accumulates after each amplification cycle in the chain reaction. As a result, real-time PCR provides fast, precise, and accurate results as the chain reaction is proceeding.

Point of Care Diagnostics

POC products account for approximately 15% of Nanogen’s product revenues in 2007. This ratio is expected to increase in future years. Our point-of-care products currently include both cardiac rapid tests and we plan to add infectious disease assays in the future.

•

Qualitative cardiac tests—these products are rapid test (less than 15 minutes) assays that are used in emergency care settings for the diagnosis of myocardial infarction. The products measure the presence of Troponin I, Myoglobin and CKMB versus predetermined cutoff levels and are visually read by the attending physician or nurse. There is also a handheld instrument that can be used to read and record the test results. The market for qualitative (yes/no) tests is flat or declining.

•

Quantitative cardiac tests—our newest product is a rapid, quantitative measure of NT-proBNP for the diagnosis of congestive heart failure (CHF). The product is offered for use in plasma samples and the whole blood version is expected to come on to the market in 2008. This product addresses a large opportunity. The product target is licensed from Roche, produced by Princeton Biomeditech (PBM), and is FDA cleared. In the future, the cardiac menu will be extended to include quantitative tests for Troponin I and other cardiac markers. These quantitative tests are performed on a small, desktop reader that measures and reports the quantitative amounts of target proteins present in the patient sample.

•

Infectious Disease—as part of a competitive contract awarded by the Center for Disease Control (the “CDC”); we are developing a pandemic influenza test that detects and differentiates the various strains of influenza including potential pandemic strains. This product will operate using our proprietary technology that we believe will provide significant improvements in sensitivity as well as the capability of detecting multiple protein markers in a single test system. The system will provide a rapid quantitative test using a small, desktop reader.

The Point of Care cardiac products are sold through distribution channels in the US, Canada and Europe using a small sales force to sell to and manage the distributors. The US distribution rights to the CHF product are exclusive to LifeSign, a PBM company. The influenza test will be marketed through HX Diagnostics.

We believe that the CDC point of care platform offers an opportunity to develop point of care assays not possible using existing technologies. The POC area is dominated by lateral flow solutions that lack sensitivity and are generally unable to produce tests that correlate results with those performed in the hospital laboratory. The CDC platform utilizes a synthetic DNA and a rare earth metal (europium) to produce a diagnostic platform that can be used at the point of patient care with results that show increased sensitivity and an ability to meet the correlation requirements of the central laboratory. This increased sensitivity, the ability to detect multiple simultaneous protein markers on the same test strip and the potential to meet CLIA wavier requirements presents an opportunity to develop new and far reaching point of care diagnostics. We expect to continue development of tests for this proprietary platform that will include additional infectious disease diagnostics as well as future cardiac tests. This technology platform is compatible with low cost manufacturing approaches and has the further economic advantage of a non-lateral flow design that reduces licensing and royalty costs.

Restatement of Financial Statements

The Staff of the Securities and Exchange Commission (the “SEC”) has reviewed and issued comments pertaining to our Form 10-K for the fiscal year ended December 31, 2006 and our Form 10-Q for the three and nine-month periods ended September 30, 2007. After thorough consideration of the questions and comments raised in the SEC review process relating to accounting treatment for a variable interest entity, on March 28, 2008, our Audit Committee of the Board of Directors, in consultation with management and our independent registered public accounting firm, concluded that certain adjustments are required to properly apply the consolidation methodology under FIN46R, “Consolidation of Variable Interest Entities.” The adjustments required to correct the previously issued financial statements primarily relate to complying with a requirement to: record the fair value of assets, liabilities and noncontrolling interests of the variable interest entity at the time of initial consolidation rather than recording the book value on the date of initial consolidation; and, to allocate operating losses in future periods to noncontrolling interests. The changes to our consolidation methodology do not impact previously reported cash, short-term investments, or revenues.

Investors, potential investors and other readers of our prior SEC filings for the periods noted are cautioned not to rely on the consolidated financial statements therein that have not been restated for the fiscal years ended December 31, 2006 and 2005 and the interim periods from September 30, 2005 through September 30, 2007.

We have restated our consolidated financial statements for the impacted periods herein, have labeled periods impacted “As Restated,” and have provided expanded quarterly financial information in footnote 2 to the financial statements herein reconciling the restated quarterly consolidated Statements of Operations to previously filed quarterly financial information.

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

Going Concern

We have incurred net losses of $33.9 million, $46.7 million, and $104.8 million for the years ended December 31, 2007, 2006 and 2005, and have an accumulated deficit of $400.6 million as of December 31, 2007. Based on our operating plan, our existing working capital is not sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures, and working capital requirements through December 31, 2008 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Valuation of Goodwill

We have $39.0 million of goodwill on our December 31, 2007 consolidated balance sheet related to our acquisitions of Amplimedical and Spectral in 2006, and our acquisitions of SynX and Epoch in 2004. We used significant estimates and assumptions to determine the value of these assets. In many cases we use a third party to perform a valuation analysis on these assets, while we review their assumptions, calculations and conclusions for reasonableness and accuracy.

We test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using a combination of the income approach methodology of valuation that includes the discounted cash flow method and a market based methodology. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

During our annual review for impairment in 2007 and 2006 we determined that no impairment of goodwill existed. In the fourth quarter of 2005, under the first step of the SFAS 142 analysis we determined that the carrying value of the reporting unit that included Epoch was in excess of its fair value. Therefore, we were required to proceed to the second step of the SFAS 142 analysis for the Epoch reporting unit and use the methodology described in SFAS No. 141, “Business Combinations,” to determine the fair value of the reporting unit as if we purchased the reporting unit on October 1, 2005. The fair value was based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Under the income approach, we assumed a cash flow period through 2010 with terminal values thereafter, long-term annual revenue growth rates of 5% to 43%, a discount rate of 20% and terminal value growth rates of 5%. We determined the fair value by weighting 67% to the income approach and 33% to the market approach. The resulting fair value of the Epoch reporting unit was approximately $26.6 million. Therefore, we incurred a non-cash impairment charge to our goodwill of $59.0 million during the fourth quarter of 2005.

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

Valuation of embedded derivatives.

We value certain embedded features issued in connection with our February and August 2007 financing activities. Our February 2007 financing included issuance of warrants, while our August 2007 convertible debt financing included warrants and conversion features that we are required to fair value at each balance sheet date. The warrants, along with the conversion feature of the notes, have been recorded at their relative fair value at the inception date of the agreement and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) at each reporting date. The fair value of these warrants and rights are primarily affected by our stock price and its volatility, expected life and interest rates. We recorded approximately $11.3 million of other income in 2007 related to the change in the fair value of the warrants and the conversion feature. As of December 31, 2007, the fair value of the warrants and conversion feature was determined to be $2.4 million. This amount is reflected in our financial statements as a current liability.

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

Inventory valuation and related reserves

We have a history of writing down the value of our inventory due to lack of market demand. We have approximately $9.2 million of inventory reserves as of December 31, 2007, with a net ending inventory balance of approximately $2.3 million. Given the inherent unpredictability of demand for new products, we are required to make significant estimates about the future demand for this inventory. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

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

For share-based awards issued during the year ended December 31, 2007, we estimated the expected term by considering various factors including the vesting period of options granted employees’ historical exercise and post-employment termination behavior and aggregation by homogeneous employee groups. Our estimated volatility was derived using our historical stock price volatility. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

Results of Operations

Years ended December 31, 2007, 2006 and 2005

Revenues

The following table summarizes our revenues for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year ended December 31,			Year ended December 31,
	2007	2006	Difference	2006	2005	Difference
Product sales	$22,866	$15,996	$6,870	$15,996	$4,544	$11,452
License fee and royalty income	6,981	7,908	(927)	7,908	6,530	1,378
Contracts and grants	8,336	2,948	5,388	2,948	1,470	1,478

Total	$38,183	$26,852	$11,331	$26,852	$12,544	$14,308

•

Our real-time molecular products account for approximately 75% of our product sales. Point-of-care products account for approximately 15% of product sales, and the remaining 10% is related to the micro array business which is being discontinued. The increase in product sales revenue in the year ended December 31, 2007 as compared to the same period in 2006 is due partially to first full year of revenues included from our Italian subsidiary, as well as a general increase in the real time product line. Sales revenue grew in 2006 as compared to 2005 due primarily to the acquisitions of Spectral’s and Amplimedical’s product lines on February 6, 2006 and May 1, 2006, respectively.

The future: We expect revenue to continue to increase significantly in 2008 as compared to 2007 despite the discontinuation of our micro array product line. The projected increases are primarily based on existing products, but also include the anticipated introduction of additional new products we intend to introduce in 2008.

The whole blood congestive heart failure test, which remains in development, will significantly expand the potential market and revenue generating capability of the product if cleared with the FDA.

•

License fee and royalty revenue is generated by licensing our intellectual property rights to third parties. The majority of our license fee and royalty revenue was related to our royalty minimums under a licensing agreement with Applied Biosystems Inc. (Applied Biosystems) for the TaqMan® 5’-nuclease real-time PCR. The decrease in license fees and royalty revenue in the year ended December 31, 2007 as compared to the same period in 2006 is primarily due to royalties being recognized based on actual sales since the end of 2006 whereas they are based on minimum payments prior to this time. The increase in license fees and royalty revenue in the year ended December 31, 2006 as compared to the same period in 2005 was due to increases in minimum royalties due to us.

The future: In March 2008, we entered into an agreement for DRT to acquire, for $10 million, all future royalties generated by Applied Biosystems. Drug Royalty also released Nanogen from its obligation to guarantee minimum royalty payments and Nanogen agreed to forego royalty sharing arrangements included in a previous agreement between Nanogen and Drug Royalty, which was reflected as a liability of $17.6 million in our December 31, 2007 balance sheet. We are evaluating the revenue recognition impact of the new arrangement and anticipate that it may significantly impact the timing of revenue related to this agreement. Other than the changes that may result from the sale of ABI royalties, we anticipate the remainder of our license and royalty income to remain at levels similar to 2007.

In addition, with our growing intellectual property profile of 191 U.S. patents, we are continuing to evaluate royalty and licensing opportunities and we may choose to license other intellectual property in the future, if we believe the terms and conditions are acceptable.

•

Contracts and grants revenue represent funding by various federal, state and private agencies earned through our research and development efforts awarded through contracts and grants. Contracts and grants revenue is recorded as the costs and expenses to perform the research are incurred, if the amount is reasonably commensurate with the effort expended and collection of the payment is reasonably assured. Under certain arrangements where funding is provided contractually on a scheduled basis, revenue is recorded ratably over the term of the arrangement. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. The increase in contract and grant revenue in 2007 as compared to 2006 is primarily due to funding received from the CDC for an influenza project. The increase in contract and grant revenue in 2006 as compared to 2005 was primarily related to additional revenue generated from a research and development agreements we entered into with a private entity in July 2006 and a full year of receiving the Bill and Melinda Gates Foundation grant.

The future: The recognition of revenue under contracts and grants may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year depending on the timing and quantity of agreements and contracts. On December 4, 2006 we announced we were awarded a $4.5 million contract from the U.S. Centers for Disease Control and Prevention (CDC). This award was for the first two phases of a five-phase development project. If we are awarded all five phases, the award may total approximately $12.5 million over the next two to three years. As a result, our future contract and grant revenue will be significantly impacted by whether or not we are awarded the remaining phase of the CDC contract.

Cost and expenses

Cost of product sales (in thousands):

	Year ended December 31,			Year ended December 31,
	2007	2006	Difference	2006	2005	Difference
Cost of product sales	$24,295	$13,290	$11,005	$13,290	$4,518	$8,772

•

Cost of product sales relates to the expenses associated with manufacturing our products. These expenses include the materials, labor, and various overhead costs required to build our products. Included in our overhead expenses are charges for excess capacity as well as inventory impairment charges. The increase in the cost of product sales in 2007 as compared to the same period in 2006 was partially due to significant increase in sales in 2007. In addition, approximately $5.8 million of the increase is due to inventory impairment charges related to the decision to close the micro array business. The increase in the cost of product sales in 2006 as compared to the same period in 2005 primarily related to increased product sales arising from the acquisition of the Spectral and Amplimedical product line related manufacturing costs with no comparable expenses in 2005. The Spectral and Amplimedical product lines accounted for $2.6 million and $3.8 million, respectively, of the increase in the cost of product sales as compared to the same periods in 2005. In addition, following the commercial launch of the second generation molecular testing platform, in late 2005, we incurred additional overhead charges related to the conversion of a significant portion of our product development facilities to a manufacturing and assembly facility. This was reflected in approximately $2.0 million in excess capacity charges in 2006 as compared to 2005 when these overhead charges were expensed into research and development.

As of December 31, 2007, 2006 and 2005 we had inventory reserves of $9.2 million, $4.9 million, and $5.4 million, respectively, that primarily related to our micro array business which is being closed. In 2007 and 2006, we did not sell any inventory out of inventory reserves established in 2003 and 2004 related to our first generation micro array platform; however, in December 2006 we determined that the reserve as originally recorded exceeded the carrying value of the related first generation inventory. In order to correct this, we reversed the reserve related to our first generation instrument by approximately $0.8 million; we also determined that we were under-reserved on our point-of-care inventory and took an additional charge of approximately $0.3 million. The net of these two items was a $0.5 million reserve reduction that lowered cost of goods sold during the fourth quarter of 2006. In 2005, we sold approximately $223,000 of first generation molecular testing systems that had been fully reserved. As of December 31, 2007 we have approximately $350,000 on our balance sheet related to the micro array business which has given rise to the majority of historical impairments.

The future. In 2008 we expect our cost of product sales to increase as a result of increasing product sales.

Research and development expenses (in thousands):

	Year ended December 31,			Year ended December 31,
	2007	2006	Difference	2006	2005	Difference
Research and development	$26,463	$25,683	$780	$25,683	$22,033	$3,650

•

Research and development relates to the expenses associated with our efforts to develop clinical diagnostic products for commercialization and the expenses incurred while conducting reimbursable research and development under contractual agreements with various federal, state and private entities. Research and development costs were relatively stable in 2007 as compared with the same period in 2006. The increase in research and development costs in 2006 as compared to the same period in 2005 related to $641,000 in additional research and development activities acquired after our acquisition of Spectral and Amplimedical, $2.0 million in additional research activities related to consolidating our minority interest in Jurilab for a full year in 2006, and $1.1 million in non-cash stock base compensation expenses with no comparable expenses in 2005.

The future. As a part of our continual focus on narrowing our losses and working towards positive cash flows from operations, we plan to reduce costs in research and development expenditures that are not funded by contracts or grants.

Selling, general and administrative expenses (in thousands):

	Year ended December 31,			Year ended December 31,
	2007	2006	Difference	2006	2005	Difference
Selling, general and administrative	$38,181	$33,385	$4,796	$33,385	$23,578	$9,807

•

Selling, general and administrative expenses relate to the costs associated with promoting and selling our products and the administrative costs required to support our operations. The increase in expenses in 2007 as compared with the same period in 2006 is primarily due to 2007 being the first full year of Amplimedical costs, as the acquisition occurred mid year 2006. The increase in expenses in 2006 as compared to 2005 included an additional $4.7 million for the on-going operational costs associated with Spectral and Amplimedical and $2.6 million in non-cash stock based compensation with no comparable charges in 2005.

The future. We expect that our selling, general and administrative expenditures on a percentage basis will trend lower than the increases in our revenue. We also anticipate our costs will further decline as we work to reduce expenses and further focus our business after our exit of the micro array business.

Charges for goodwill, acquired in-process research and development & impairment for acquired technology (in thousands):

	Year ended December 31,			Year ended December 31,
	2007	2006	Difference	2006	2005	Difference
					(restated)
Impairment charge on goodwill	$—	$—	$—	$—	$59,000	$(59,000)
Amortization of purchased intangible assets	$2,991	$2,987	$4	$2,987	$1,677	$1,310
Charge for in-process research and development	$—	$—	$—	$—	$3,491	$(3,491)
Impairment of acquired technology rights	$—	$—	$—	$—	$167	$(167)

•

Goodwill is created using the purchase method of accounting for acquisitions and it represents the difference between the acquisition price and the fair value of the identifiable tangible and intangible assets. In 2004, we recognized $85.6 million and $10.5 million in goodwill assets related to our purchases of Epoch and SynX, respectively. In 2005, using the prescribed methodology of SFAS 142, we determined that the fair value of the reporting unit related to Epoch was approximately $26.6 million. Therefore, we incurred a non-cash impairment charge to our goodwill of $59.0 million. We used the same methodology to evaluate goodwill in both 2006 and 2007 and determined that goodwill was not impaired.

The future. We assess potential impairments to goodwill annually or more frequently when there is evidence that events or circumstances indicate that the recorded value of an asset (the carrying amount) may not be recovered. These assessments are based on estimates of the materiality of various on-going events and circumstances related to the goodwill asset. Indicators of impairment may be the asset’s inability to meet prior revenue estimates, inconsistent operational performance, lack of future potential, or other factors. As of December 31, 2007 we believe we have recorded the fair value of our goodwill on our balance sheet. However, it is difficult to model all possible future events and if these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our remaining goodwill.

•

Amortization of purchased intangibles is our effort to match the benefits of the intellectual property we have acquired with current period expenses. The level of amortization of intangible purchased assets in 2007 remained consistent with 2006 as no significant new assets were added during the year. The increase in the amortization of purchased intangible assets in 2006 compared to 2005 related to the recording of $11.1 million in acquired identifiable intangible assets when we purchased Spectral’s and Amplimedical’s assets in 2006.

The future. We expect amortization expense to remain consistent at its current level for the next couple years. However, amortization expense may be impacted by potential future business combinations or our periodic impairment evaluations.

Charge for acquired in-process research and development

•	Amount represents estimated fair value of acquired in-process research and development at Jurilab at the time of our initial investment in July 2005.

Impairment of acquired technology rights

•	Amount represents impairments of capitalized license rights which were no longer being used in our product.

Other income

The following table summarizes our other income for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year ended December 31,			Year ended December 31,
	2007	2006	Difference	2006	2005	Difference
		(restated)		(restated)	(restated)
Interest income	$965	$1,046	$(81)	$1,046	$1,408	$(362)
Interest expense	(4,944)	(1,572)	(3,372)	(1,572)	(645)	(927)
Other expense	(33)	(717)	684	(717)	(78)	(639)
Warrant valuation adjustment	11,254	75	11,179	75	1,026	(951)
Gain (loss) on foreign currency	(126)	311	(437)	311	17	294
Gain on deconsolidation of VIE	12,686	—	12,686	—	—	—
Noncontrolling interests share of losses in VIE	—	2,618	(2,618)	2,618	4,675	(2,057)

Total other income	$19,802	$1,761	$18,041	$1,761	$6,403	$(4,642)

Interest income

•

Interest income relates to the interest we receive on our cash, cash equivalents, and short-term investments. Our interest income is primarily influenced by the average balances held in our cash, cash equivalent and short-term investment accounts. An additional, less significant, factor causing fluctuations in our interest income is the interest rate yield achieved.

Interest expense

•

The increase in interest expense in 2007 as compared to 2006 is primarily related to our August 2007 convertible debt offering, as well as interest recognized on our contract to assign certain rights associated with our royalty agreement with Applied Biosystems to DRT. In 2007 we have recognized approximately $1.5 million in interest expense related to the convertible notes, and approximately $2.8 million in interest expense related to the agreement to assign certain royalty rights to DRT. The interest expense related to the agreement to assign certain royalty rights to DRT has increased in 2007 as compared to 2006 as the agreement was not signed until September 2006. In addition, interest expenses increased in 2006 as compared to 2005 primarily due to us assigning certain rights associated with a royalty agreement with Applied Biosystems to DRT through 2011 for a $20.0 million upfront payment in cash. We guaranteed DRT a minimum of $25.1 million in royalty revenue through 2011. Using an implied interest rate of 11.3% we incurred approximately $567,000 in interest expense with no comparable expenses in 2005.

Warrant valuation adjustment

•

As a result of our convertible debt issuance in August 2007 and financing transaction in February 2007, we have issued warrants for 17.3 million and 983,333 shares of our common stock, respectively. In addition, as a result of our December 2004 acquisition of Epoch, we assumed warrants for 381,312 shares of our common stock. Using the methodology prescribed in Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” we recorded a current liability for the fair value of the warrants. The valuation of the warrants and the corresponding liability is re-measured quarterly, in accordance with the terms of the warrant, until the warrants are exercised or expire. The decrease in the market price of our common stock and other changes in the variables used in our warrant valuation methodologies resulted in a $11.3 million decrease in the value of the warrants during 2007. We reported $11.3 million, $75,000 and $1.0 million in income as warrant valuation adjustments in our statement of operations for the years ended December 31, 2007, 2006, and 2005 respectively.

Gain (Loss) on Foreign Currency

•

In 2007, we have recorded a loss of $126,000 in foreign currency transactions primarily related to a lease termination penalty. The loss is due to the requirement to settle this lease liability in Canadian dollars, a currency that has strengthened against the U.S. currency since this liability was originally recorded. In 2006, the gain of $311,000 in foreign currency transactions primarily related to our May 1, 2006 acquisition of Amplimedical’s Italian assets and operations where we were required to hold certain Euro based investments as security for acquisition related payables. We recorded a gain as the value of the Euro based investments rose against the dollar. There was no significant currency transaction in 2005.

Gain on deconsolidation of VIE

•

Amount represents the non-cash gain recognized on the deconsolidation of Jurilab, a variable interest entity, in July 2007 as a result of a reconsideration event in which we were no longer considered the primary beneficiary.

Noncontrolling interests share of loss in VIE

•

Amount represents the losses in Jurilab, a variable interest entity, which were allocated to the noncontrolling interests through September 30, 2006, at which time the initial fair value of their interests had been reduced to zero.

Extraordinary item (in thousands):

	Year ended December 31,			Year ended December 31,
	2007	2006	Difference	2006	2005	Difference
					(restated)
Charge for excess purchase price in VIE	$—	$—	$—	$—	$9,262	$(9,262)

•	Amount represents charge related to the difference in the overall fair value of Jurilab as compared to the net identifiable assets acquired at the time of our initial investment in July 2005.

Liquidity and capital resources

At December 31, 2007 we had cash and cash equivalents and short-term investments available for sale of approximately $7.3 million. Even after giving consideration to the $10 million sale of royalties in March 2008 (as described in footnote 18) we will need to raise additional funds to continue to support our planned operations until we achieve cash flow break even. Without access to this financing, on terms acceptable to us, we may have to curtail or cease operations and product development that will materially alter our current business strategy. With our exit from the micro array business and based on our current plans with our ongoing other businesses, if we obtain the required financing, we expect to be cash flow break even by the end of 2008.

Cash provided by (used in) operating, investing and financing activities of the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	December 31, 2007	December 31, 2006	December 31, 2005
Net cash used in operating activities	$(35,255)	$(38,443)	$(34,613)
Net cash provided by (used in) investing activities	$2,956	$(160)	$5,404
Net cash provided by financing activities	$26,326	$44,510	$20,089

Short-term and long-term liquidity

The following is a summary of our key liquidity measures as of December 31, 2007, 2006 and 2005 (in thousands):

	December 31, 2007	December 31, 2006	December 31, 2005
Total cash, cash equivalents and short-term investment, available for sale	$7,256	$25,184	$32,379
Working capital (deficit)	$(187)	$20,621	$30,651

Our cash and cash equivalents and short-term investments, available for sale and working capital have decreased. This is primarily a result of cash receipts from revenues and financing not offsetting the cash used in our on-going research and business development efforts. Going forward, with our exit from the micro array business, we believe we can use less cash as we focus on further cutting costs and work to increase sales to achieve cash flow break even.

Historic sources of finances:

From inception to December 31, 2007, we have financed our operations primarily by:

•	Issuing our stock and warrants

•	Issuing convertible debt

•	Generating revenues

•	Assignment of certain royalty interests to DRT

•	Financing our trade receivables

•	Obtained cash through our acquisition of Epoch

•	Using proceeds from our litigation settlement with CombiMatrix

•	Obtaining capital equipment financing

•	Reimbursement from federal, state and private agencies for certain research and development projects

Financing activities

In 2007, 2006, and 2005 due to our negative cash flows from operations we remained dependent on equity, debt, or other sources financing to fund our operations.

Significant equity financing activities in 2007, 2006, and 2005 included:

•

We filed a shelf registration statement in June 2005 with the U.S. Securities and Exchange Commission (SEC) that allowed us to raise up to $60.0 million in equity and debt financing transactions. On May 9, 2006, we filed a 462(b) registration statement with the SEC to increase our available funding under this shelf registration statement as of May 9, 2006 by approximately $4.0 million.

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

•

In July 2007, we filed a shelf registration statement with the SEC that allowed us to raise up to $50.0 million equity and debt financings. In August 2007, we filed a 462(b) registration statement with the SEC to increase the maximum amount of equity and debt financings covered by this shelf registration statement by approximately $10.0 million. In August 2007, we entered into a definitive agreement for the sale and issuance of $20 million in aggregate principal amount of unsecured senior convertible notes (“Notes”) which are convertible initially into an aggregate of up to 15,748,030 shares of our common stock. In addition, upon conversion we are required to issue an additional number of shares representing present value of future interest. The Notes bear interest at 6.25% per annum and interest is accrued and payable on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted are repayable in cash in August 2010. The notes may be converted into common stock at a stated rate of $1.27 per share. Upon conversion whether at our election or the debt holders’ election, we are also required to pay the present value of the future interest payments that would have been made if the conversion had not occurred (“Make Whole Payments”). These Make Whole Payments must be paid in common stock at a rate of $1.27 per share. This agreement also includes warrants to purchase up to 17,322,833 shares of our common stock at an initial exercise price of $1.14 per share. We received net proceeds of approximately $18.5 million, of which $7.3 million has been restricted until our stock price reaches $1.52, from the sale of the Notes and warrants after deducting the placement agent fees and estimated offering expenses of $1.5 million.

Significant financing activities in 2007, 2006 and 2005 included:

•	In 2006, we entered into an agreement where we assigned certain rights associated with a royalty agreement from July 2006 through December 2011 for a $20.0 million upfront payment in cash.

•	In 2007 and 2006, our outstanding balances under our revolving working capital debt facility were $4.4 million and $2.9 million. These borrowings are secured by our Italian accounts receivables.

•

In 2006 we entered into an equipment funding agreement for up to approximately $2.3 million through December 31, 2007. In March 2005, we extended our $2.0 million December 2003 equipment funding agreement to provide financing for equipment purchases through March 2006. In 2007, 2006 and 2005 we received approximately $290,000, $600,000, and $828,000, respectively, under these equipment funding agreements. Under these equipment funding agreements, in 2007, 2006 and 2005 we used approximately $644,000, $754,000, and $1.1 million, respectively, to pay down the debt associated with these equipment funding obligations.

Operating activities

Cash used in operations decreased slightly in 2007 as compared to 2006. A significant driver in the reduction related to the reduced amount of working capital needed at our Italian subsidiary, which was acquired in May 2006. At the time of acquisition, we did not purchase any receivables. As a result, there was virtually no account receivable collection in 2006 because the typical collection cycle in their marketplace is 270 days. In 2007, we started to see collections begin in a manner consistent with our expectations. The increase in cash used in operating activities in 2006 as compared to 2005 primarily related to additional on-going operational costs after our acquisitions of Spectral and Amplimedical, as well as the additional impact on working capital for the increase in accounts receivable at Amplimedical due to its long collection times.

Investing activities

In 2007, 2006 and 2005 to increase the rate of return on excess cash balances, we invested excess cash received from our financing activities into highly liquid short-term investments. In 2007, 2006 and 2005, cash provided by investing activities was primarily the result of using cash from the sale and maturity of these short-term investments to fund on-going operations. Cash provided by investing activities has increased in 2007 as compared to the same period in 2006, primarily due to not having any new acquisitions in 2007. Cash provided by investing activities is lower in 2006 as compared to 2005 primarily due to the use of approximately $7 million in cash related to the purchase of Spectral’s and Amplimedical’s assets.

As of December 31, 2007 we had approximately $1.4 million invested in auction rate securities. Auction rate securities represent debt instruments with long term nominal maturity on which monthly auctions provide interest rate resets and liquidity. Subsequent to December 31, 2007, we liquidated approximately $1 million of these instruments for their December 31, 2007 carrying values. We have one remaining instrument for $400,000. There was a successful auction on this security in January 2008, but subsequent auctions have failed. As a result, we may need to record an impairment on this security in the first quarter of 2008. Future ability to use these funds is uncertain.

Capital spending is essential to our product innovation initiatives and maintaining our operational capabilities. Therefore, in 2007, 2006 and 2005 we used cash to purchase $2.5 million, $2.1 million, and $1.4 million in property and equipment to support the ongoing development of our product lines. The increases in spending in property equipment purchased in 2007, 2006 and 2005 is a result of us purchasing additional property and equipment to support the on-going selling and development efforts of the businesses we acquired.

We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Condensed Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

At December 31, 2007, our outstanding contractual obligations included (in thousands):

	Payments Due by Period
Contractual Obligations & Other Commitments	Total	Less Than 1 year	1 – 2 years	3 – 5 years	Thereafter
Debt obligations	20,789	474	20,315	—	—
Other long term liabilities(a)	4,848	—	—	—	4,848
Operating leases	12,228	2,812	4,699	2,566	2,151
Commitments to fund research and development(b)	775	775	—	—	—
Assignment of royalty interests(c)	21,940	4,820	10,608	6,512	—

Total contractual obligations & other commitments	$60,580	$8,881	$35,622	$9,078	$6,999

(a)

In July 2000, we executed a ten-year agreement with Hitachi to develop, manufacture and distribute potential products based on the parties’ proprietary technologies. At a minimum, we were required to match the Hitachi contribution to our research and development on an annual basis over a ten-year period. In addition, we are required to repay 50% of Hitachi’s contributions to research and development with no interest over an indefinite period of time based on a percentage of micro array cartridge sales. From the inception of the collaboration agreement with Hitachi through the termination of the agreement in August 2003, we received a total of $9.8 million in sponsored research funding. Half of this funding was recorded as revenue and the remaining half is recorded as a long-term liability.

(b)	We have entered into various development agreements for the development of a certain future products. Actual funding of the commitments included in the table above is subject to performance by our development partners and their ability to meet certain milestones. The $775,000 commitment above assumes that all milestones and payments are achieved.
(c)	In September 2006, we entered into an agreement to assign certain rights associated with our Applied Biosystems, Inc. royalty agreement from the period of July 2006 through December 2011 to DRT for an upfront payment of $20.0 million. Under the agreement, we have guaranteed minimum royalty payments from Applied Biosystems to DRT. If the royalty payments fall below certain minimums in a given fiscal year, we are required to pay cash to DRT for the difference between the actual royalty payments from Applied Biosystems and the minimums. In addition, if royalty payments from Applied Biosystems are above certain thresholds for a given calendar year we will receive, in cash, a certain percentage of the amount above the threshold.

Additional Financing Required in 2008

We will require additional financing in order to complete our stated plan of operations for the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we will be unable to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in its report on our 2007 financial statements related to the uncertainty in our ability to continue as a going concern. We anticipate that our cash at December 31, 2007, together with the net proceeds from our sale of certain patent rights in March 2008, are not sufficient to meet the cash requirements to fund our operating expenses, capital expenditures, and working capital through December 2008 without additional sources of cash.

While we believe that we will be successful in generating additional cash through a combination of corporate partnerships and collaborations, federal and state grant funding, sale or licensing of intellectual property and incremental product sales, if we are unsuccessful in obtaining additional cash flows from any of these sources, we need to defer, reduce or eliminate certain planned expenditures. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. If we are not able to defer, reduce or eliminate our expenditures, secure additional sources of revenue or otherwise secure additional funding, we will need to restructure or significantly curtail our operations, file for bankruptcy or cease operations.

The trading price of our shares of common stock, a downturn in the United States stock and debt markets, and the existence of, and covenants in our Notes could make it more difficult to obtain financing through the issuance of equity or debt securities. We will also seek to raise capital from other sources, such as sale of assets, licensing of technology or intellectual property. Any delay in reaching cash flow break even will require us to raise additional capital. Under the terms of the 9.75% Notes, we are required to use a portion of the proceeds of certain financings to redeem the 9.75% Notes. Any additional equity financing will be dilutive to our stockholders, and debt financing, if available, may include restrictive covenants and require significant collateral. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Future Accounting Requirements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the impact, if any, the adoption of SFAS 157 will have on the Company’s consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for us beginning January 1, 2008. We are evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

Net operating loss carryforwards

As of December 31, 2007 we had federal, state and foreign net operating loss, or NOL, carryforwards of approximately $300.3 million, $165.2 million, and $33.3 million, respectively. If not utilized, the net operating loss carryforwards will continue expiring in 2008 for federal purposes, 2008 for state purposes, and 2008 for foreign purposes. As of December 31, 2007, we had both federal and state research and development tax credit carryforwards of approximately $10.4 million, and $7.6 million, respectively. The federal tax credits will continue expiring in 2008 unless utilized and the state tax credits carryforward indefinitely.

The federal and state NOL carryforwards are subject to alternative minimum tax limitations and to examination by the various taxing authorities. Additionally, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the our net operating losses and credit carryforwards may be limited due to cumulative changes in ownership of more than 50% over a 3-year period. We may be subject to similar limitations on our Canadian losses acquired from SynX (aka Nanogen Point-of-Care).

Although the Company has determined that an ownership change had not occurred through June 30, 2007, based on analysis performed during adoption of FIN48, it is possible that an ownership change occurred subsequent to that date. Certain owners are not required to submit ownership change information with the Securities and Exchange Commission until mid-February 2008. The Company plans to update its Section 382 analysis based on this information for the limitation of the net operating loss and research and development credit carry forwards.

Until this analysis has been updated the Company has removed the deferred tax assets for net operating losses of $111.6 million and research and development credits of $15.4 million generated through 2007 from its deferred tax asset schedule and have recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate exposure

Our exposure to market risk due to fluctuations in interest rates relates primarily to short-term investments. These short-term investments, reported at an aggregate fair market value of $1.4 million as of December 31, 2007, consist primarily of investments in debt instruments of financial institutions and corporations with strong credit ratings and United States government obligations. These securities are subject to market rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at December 31, 2007, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risk inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer. We believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows. Changes in interest rates would affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

The functional currency for our Canadian subsidiary is the U.S. dollar and the functional currency of our subsidiary in Italy is the euro. The Italian subsidiaries’ accounts are translated from the euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded in accumulated other comprehensive income in the consolidated financial statements included herein. In certain instances, our subsidiaries conduct business with customers and vendors in euros or in other local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the dates of the transactions. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European customers and vendors. The net tangible assets of our foreign subsidiaries, excluding intercompany balances, were approximately $11.0 million at December 31, 2007.

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

Our consolidated financial statements as of December 31, 2007 and 2006 and for the three years in the period ended December 31, 2007 and the Report of Ernst and Young LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that (a) the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms, and (b) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based on such evaluation, such officers have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over the financial close and inventory valuation processes as described below. Based on a number of factors, including our performance of additional procedures as discussed under “Additional Disclosures and Management’s Remediation Efforts” below, our management has concluded that the consolidated financial statements included in Part II, Item 8 of this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (GAAP). The unqualified opinion, which contains an explanatory paragraph relating to our ability to continue as a going concern and our restatement of previously issued financial statements relating to accounting for a variable interest entity, of our independent registered public accounting firm on our financial statements as of December 31, 2007 and 2006 and for each of the years in the three year period ended December 31, 2007 is included in Part II, Item 8 of this Form 10-K.

(b) Change in Internal Control over Financial Reporting.

There were no significant changes in our internal control processes and procedures over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. The implementation of certain processes and procedures, however, were not determined to be effectively implemented as of December 31, 2007 as discussed more fully in the report below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 using the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management reviewed the results of this evaluation with the Audit Committee of our Board of Directors, and based on this evaluation, management identified deficiencies in our financial statement close and inventory valuation processes related to:

•	inadequate management oversight of the financial reporting process,

•	an insufficient number of staff accountants with a sufficient level of technical accounting knowledge, and

•	insufficient controls over assessing inventory values, including reserve requirements.

We believe that the combination of these deficiencies result in a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented on a timely basis. Therefore, management has concluded that we had material weaknesses and that our internal control over financial reporting was not effective as of December 31, 2007. As a result of these material weaknesses there were material adjustments that resulted from the annual audit. These adjustments primarily resulted in changes to the inventory and accrued liability balances.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting which is included below.

Additional Discussion and Management’s Remediation Efforts

We are currently implementing additional controls and procedures to remediate these deficiencies, including:

•

recruitment of additional staff (subsequent to December 31, 2007, we have hired an accounting manager and a senior accountant to help remediate the insufficient number of qualified staff accountants); and

•	adding detailed review procedures over accounting close activities, including inventory valuation analysis.

We expect these measures to be fully implemented on or before December 31, 2008.

These actions we have taken to remediate these deficiencies are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. See the Risk Factor entitled “As of December 31, 2007, we identified material weaknesses in internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and as a result, investors may be misled and lose confidence in our financial reporting and disclosures, and the price of our common stock may be negatively affected” in this Annual Report on Form 10-K.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Nanogen, Inc.

We have audited Nanogen, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nanogen, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A combination of deficiencies related to inadequate management oversight of the financial statement close process, an insufficient number of staff accountants with a sufficient level of technical accounting knowledge and insufficient controls over assessing inventory values, including related reserves resulted in material weaknesses in internal control at December 31, 2007.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 28, 2008 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Nanogen, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

/s/    ERNST & YOUNG LLP

San Diego, California

March 28, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, executive officers, Section 16 compliance and code of ethics is incorporated by reference to the information set forth in the sections titled “Election of Directors,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

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

(a)(1) Financial Statements:

Our consolidated restated financial statements are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index on page F-1.

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Balance at Beginning of Period	Acquired in acquisitions	Additions (charges to expenses)	Deductions	Balance at end of year
Allowance for doubtful accounts
Year ended December 31, 2007	$183	$—	$652	$(567)	$268
Year ended December 31, 2006	$70	$64	$62	$(13)	$183
Year ended December 31, 2005	$176	$—	$—	$(106)	$70

Inventory reserve for obsolescence
Year ended December 31, 2007	$4,145	$—	$7,594	$(2,701)	$9,038
Year ended December 31, 2006	$5,148	$379	$480	$(1,862)	$4,145
Year ended December 31, 2005	$5,860	$—	$—	$(712)	$5,148

All other schedules are omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
1.1(35)	Placement Agency Agreement, between Registrant and Ascendant Securities, dated February 5, 2007. (1.1)

1.2(35)	Form of Securities Purchase Agreement, dated February 5, 2007. (1.2)

1.3(38)	Placement Agency Agreement between Registrant and Seven Hills Partners LLC, dated August 26, 2007. (10.6)

1.4(38)	Securities Purchase Agreement, dated August 26, 2007. (10.1)

2.1(20)	Plan of Arrangement between Nanogen, Inc. and SynX Pharma, Inc., dated February 9, 2004.

2.2(19)	Agreement and Plan of Merger and Reorganization dated September 7, 2004, by and among Nanogen, Inc., Empire Acquisition Corp. and Epoch Biosciences, Inc.

2.3(28)	Asset Purchase Agreement among Registrant, SynX Pharma, Inc. and Spectral Diagnostics, Inc., dated December 19, 2005.

2.4(34)	Asset Purchase Agreement by and between Nanogen, Inc., Nanogen Advanced Diagnostics, S.r.L. and Amplimedical S.p.A. (2.1)

3.1(3)	Restated Certificate of Incorporation. (3.(I)1)

3.2(17)	Certificate of Amendment to Restated Certificate of Incorporation.

3.3(3)	Certificate of Designations, as filed with the Delaware Secretary of State on November 23, 1998. (3.(I)2)

3.4(11)	Amended and Restated Bylaws of Registrant. (3.(II)1)

4.1(1)	Form of Common Stock Certificate.

4.2(2)	Rights Agreement between Registrant and BankBoston, N.A., dated November 17, 1998.

4.3(8)	Amendment No. 1 to Rights Agreement between Registrant and FleetBoston, N.A., dated December 11, 2000.

Exhibit Number	Description of Document
4.4(34)	Form of Convertible Promissory Note. (4.1)

4.5(29)	Form of Warrant, dated September 28, 2005. (4.1)

4.6(35)	Form of Warrant, dated February 5, 2007. (4.1)

4.7(38)	Indenture, dated as of August 27, 2007, between Registrant and The Bank of New York Trust Company, N.A. (4.1)

4.8(38)	First Supplemental Indenture, dated as of August 27, 2007, between Registrant and The Bank of New York Trust Company, N.A. (4.2)

4.9(38)	Form of Notes, dated August 27, 2007. (10.2)

4.10(38)	Form of Series A Warrants, dated August 27, 2007. (10.3)

4.11(38)	Form of Series B Warrants, dated August 27, 2007. (10.4)

4.12(38)	Form of Series C Warrants, dated August 27, 2007. (10.5)

10.1(21)(A)	Amended and Restated 1997 Stock Incentive Plan of Nanogen, Inc. (the “1997 Plan”). (99.1)

10.2(6)(A)	Form of Incentive Stock Option Agreement under the 1997 Plan, as amended. (10.2)

10.3(6)(A)	Form of Nonqualified Stock Option Agreement under the 1997 Plan, as amended. (10.3)

10.4(21)(A)	Amended and Restated Nanogen, Inc. Employee Stock Purchase Plan. (99.2)

10.5(13)(A)	Nanogen, Inc. 2002 Stock Bonus Plan.

10.6(1)(A)	Form of Indemnification Agreement between Registrant and its directors and executive officers. (10.7)

10.7(7)	Warrant to Purchase Common Stock between Registrant, Aventis Research and Technologies Verwaltungs GmbH, dated September 22, 2000. (10.9)

10.8(12)	Warrant to Purchase Common Stock between Registrant and Gene Type AG, dated April 12, 2002. (10.9)

10.9(16)	Form of Securities Purchase Agreement between Registrant and investors described therein, dated September 17, 2003.

10.10(18)	Warrant to Purchase Common Stock between Registrant and Aventis Pharma Deutchland GmbH, dated June 6, 2003. (10.10)

10.11(5)(+)	Reader, Loader and Cassette Low Cost Engineering and Manufacturing Agreement between Registrant and Hitachi, Ltd., dated as of December 15, 1999.

10.12(7)(+)	First Amendment to Reader, Loader and Cassette Low Cost Engineering and Manufacturing Agreement between Registrant and Hitachi, Ltd., dated July 26, 2000. (10.7)

10.13(7)(+)	Collaboration Agreement among Registrant and Hitachi, Ltd., Nissei Sangyo Co. Ltd. and Hitachi Instruments Service Co. Ltd. (collectively, “Hitachi”), dated July 26, 2000. (10.6)

10.14(7)	Common Stock Purchase Agreement between Registrant and Hitachi, dated July 26, 2000. (10.8)

10.15(1)	Amended and Restated Investors’ Rights Agreement between Registrant and certain security holders set forth therein, dated May 5, 1997. (10.18)

10.16(1)	Master Lease Agreement between Registrant and Mellon US Leasing, dated September 11, 1997. (10.19)

Exhibit Number	Description of Document
10.17(1)	Master Lease Agreement between Registrant and LMP Properties Ltd., dated June 29, 1994, as amended on March 14, 2001. (10.20)

10.18(1)	Lease Agreement between Registrant and Lease Management Services, Inc., dated April 26, 1994, as amended on December 13, 1994 and June 13, 1996. (10.21)

10.19(1)(A)	Form of Promissory Note between Registrant and certain of its executive officers, dated August 22, 1996. (10.23)

10.20(1)(A)	Form of Promissory Note between Registrant and certain of its executive officers, dated June 30, 1995. (10.24)

10.21(1)(A)	Forms of Performance Stock Option Agreement. (10.26)

10.22(15)(A)	Separation Agreement between Registrant and Kieran T. Gallahue, dated January 2, 2003.(10.21)

10.23(15)(A)	Separation Agreement between Registrant and Dr. Vance R. White, dated December 11, 2002. (10.22)

10.24(18)(A)	Separation Agreement between Registrant and Ira Marks, dated August 15, 2003.

10.25(15)(A)	Employment Agreement between Registrant and Bruce A. Huebner, dated December 1, 2002.(10.24)

10.26(15)(A)	Employment Agreement between Registrant and William Franzblau, dated January 24, 2003. (10.25)

10.27(15)(A)	Employment Agreement between Registrant and David Macdonald, dated January 24, 2003. (10.26)

10.28(18)(A)	Separation Agreement between Registrant and Gerard A. Wills, dated May 21, 2003.

10.31(15)(A)	Indemnification Agreement between Registrant and Bruce A. Huebner, dated effective as of December 1, 2002. (10.30)

10.32(15)(A)	Indemnification Agreement between Registrant and Graham Lidgard, dated effective as of January 24, 2003. (10.31)

10.33(9)(+)	Cooperation and Shareholders’ Agreement among Aventis Research & Technologies GmbH & Co. KG (“Aventis”), Registrant and Nanogen Recognomics GmbH (“Nanogen Recognomics”), dated June 29, 2001. (10.3)

10.34(9)(+)	Contribution Agreement among Aventis, Registrant and Nanogen Recognomics, dated June 27, 2001. (10.4)

10.35(11)(+)	Settlement Agreement among Motorola, Inc., Genometrix, Inc., Massachusetts Institute of Technology and Registrant, dated July 20, 2001. (10.6)

10.36(14)	Settlement Agreement among CombiMatrix Corporation, Dr. Donald Montgomery, Acacia Research Corporation and Registrant, dated September 30, 2002.

10.37(4)	Master Loan and Security Agreement between Registrant and Transamerica Business Credit Corporation, dated June 14, 1999.

10.38 (22)(+)	Cross License Agreement on NT-proBNP between SynX Pharma, Inc. and Roche Diagnostics GmbH., dated July 17, 2003.

10.39(23)	SynX Pharma, Inc. Stock Option Plan. (99.1)

10.40(23)	Form of Stock Option Agreement (SynX Pharma, Inc. Stock Option Plan). (99.2)

Exhibit Number	Description of Document
10.41(23)	Form of Stock Option Assumption Agreement (99.3)

10.42(24)	Epoch Biosciences, Inc. 2003 Stock Incentive Plan. (99.1)

10.43(24)	Epoch Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan—1991. (99.2)

10.44(24)	Epoch Pharmaceuticals, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan—1993. (99.3)

10.45(25)	Epoch Biosciences, Inc. 2003 Stock Incentive Plan, Non-qualified Stock Option Agreement. (10.46)

10.46(25)(+)	Second Amended and Restated Collaboration, License and Supply Agreement by and between Epoch Pharmaceuticals, Inc. and PE Corporation, through its Applied Biosystems Group, dated August 17, 2000. (10.49)

10.47(25)(+)	First Side Agreement dated October 31, 2001 by and between Epoch and PE Corporation, through its Applied Biosystems Group. (10.50)

10.48(25)(+)	Amendment No. 1 to Second Amended and Restated Collaboration, License and Supply Agreement between Epoch and Applera Corporation, formerly PE Corporation, through its Applied Biosystems Group, dated July 26, 2002. (10.51)

10.49(26)	Epoch Biosciences, Inc. 2003 Stock Incentive Plan, as Assumed by Nanogen, Inc., amended and restated as of July 29, 2005.

10.50(28)	Placement Agency Agreement among Registrant, Seven Hills Partners LLC and Stonegate Securities, Inc., dated September 27, 2005. (10.1)

10.51(29)(+)	Amendment No. 2 to Second Amended and Restated Collaboration, License and Supply Agreement between Epoch and Applera Corporation, formerly PE Corporation, through its Applied Biosystems Group, dated effective as of December 31, 2005. (10.56)

10.52(29)(+)	Manufacturing and Distribution Agreement between Registrant and Princeton BioMeditech Corporation, dated October 27, 2005. (10.58)

10.53(29)(+)	Development Agreement between Registrant and Princeton BioMeditech Corporation, dated January 13, 2006. (10.57)

10.54(29)(+)(A)	2006 Executive Officer Incentive Compensation Plan. (10.59)

10.55(30)	Stock Purchase Agreement, dated as of March 15, 2006 between Fisher Scientific International Inc., and Nanogen, Inc. (10.1)

10.56(34)	Amended and Restated Stock Purchase Plan. (Appendix A)

10.57(34)(A)	Nanogen, Inc. Employee Stock Purchase Plan. (Appendix B)

10.58(31)	Common Stock Purchase Agreement between Nanogen, Inc. and Azimuth Opportunity Ltd., dated May 10, 2006.

10.59(33)(++)	Royalty Interest Assignment Agreement between Epoch BioSciences, Inc., Drug Royalty Trust 9, and Nanogen Inc., dated September 29, 2006. (10.1)

10.60(32)	Security Agreement between Drug Royalty Trust 9 and Epoch BioSciences, Inc., dated September 29, 2006. (10.2)

10.61(32)(A)	Independent Contractor Agreement between Nanogen, Inc. and Heiner Dreismann, dated November 6, 2006. (10.3)

Exhibit Number	Description of Document
10.62(36)(A)	Amended and Restated Employment Agreement between Registrant and Howard C. Birndorf, dated February 19, 2007. (10.1)

10.63(36)(A)	Amended and Restated Employment Agreement between Registrant and Robert Saltmarsh, dated February 19, 2007. (10.2)

10.64(36)(A)	Amended and Restated Employment Agreement between Registrant and Graham Lidgard, dated February 19, 2007. (10.3)

10.65(36)(A)	Employment Agreement between Registrant and Dr. William L. Respess, dated February 19, 2007. (10.4)

10.66(36)(A)	Employment Agreement between Registrant and David Ludvigson, dated February 19, 2007. (10.5)

10.67(37)(A)	Amended and Restated 1997 Stock Incentive Plan of Registrant (10.1)

14.1(15)	Nanogen, Inc. Code of Business Conduct and Ethics. (99.2)

21.1	List of Subsidiaries. (21.1)

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2	Certifications of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-42791). Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(2)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A12G, filed on November 24, 1998.

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed on March 29, 1999. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(4)	Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2000.

(6)	Incorporated by reference to the Registrant’s Form S-8 filed on June 15, 2000. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 12, 2000.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed on June 20, 2001. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2001. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed on August 16, 2002.

(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2002.

(15)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed on March 31, 2003. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 22, 2003.

(17)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 21, 2004.

(18)	Incorporated by reference to the Registrant’s Form 10-K filed on March 30, 2004. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(19)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on September 8, 2004.

(20)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on May 6, 2004.

(21)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-116605) filed on June 18, 2004. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(22)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2004.

(23)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-115629), filed on May 19, 2004. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(24)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-121508) filed on December 21, 2004. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(25)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 15, 2005. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(26)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 (File No. 333-127916) filed on August 29, 2005.

(27)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on December 23, 2005.

(28)	Incorporated by reference to the Registrant’s Form 8-K filed on September 28, 2005. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(29)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 16, 2006. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(30)	Incorporated by reference to the Registrant’s Form 8-K filed on March 16, 2006.

(31)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 10, 2006.

(32)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2006. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(33)	Incorporated by reference to the Registrant’s Form 8-K filed on May 5, 2006. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(34)	Incorporated by reference to the Registrant’s definitive proxy statement filed on May 5, 2006. Parenthetical references following the description of each document relate to the Appendix under which such exhibit was initially filed.

(35)	Incorporated by reference to the Registrant’s Form 8-K filed on February 5, 2007. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(36)	Incorporated by reference to Registrant’s Form 8-K filed on February 23, 2007. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(37)	Incorporated by reference to Registrant’s Form 8-K filed on June 15, 2007. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(38)	Incorporated by reference to Registrant’s Form 8-K filed on August 27, 2007. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(A)	Indicates management compensatory plan or arrangement.

(+)	Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.

(++)	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOGEN, INC.

Date: March 31, 2008	By:	/S/ HOWARD C. BIRNDORF
Howard C. Birndorf Chairman of the Board, and Chief Executive Officer

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HOWARD C. BIRNDORF Howard C. Birndorf	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/S/ NICHOLAS J. VENUTO Nicholas J. Venuto	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/S/ DAVID SCHREIBER David Schreiber	Director	March 31, 2008

/S/ STELIOS B. PAPADOPOULOS Stelios B. Papadopoulos	Director	March 31, 2008

/S/ ROBERT E. WHALEN Robert E. Whalen	Director	March 31, 2008

/S/ HEINER DREISMANN Heiner Dreismann	Director	March 31, 2008

NANOGEN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Nanogen, Inc.

We have audited the accompanying consolidated balance sheets of Nanogen, Inc., as of December 31, 2007 and 2006 (restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2007, 2006 (restated) and 2005 (restated). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nanogen, Inc., at December 31, 2007 and 2006 (restated), and the consolidated results of its operations and its cash flows for the years ended December 31, 2007, 2006 (restated) and 2005 (restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As disclosed in Note 3 to the consolidated financial statements, Nanogen, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) on January 1, 2006.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring operating losses, a working capital deficit and an accumulated deficit of $400.6 million as of December 31, 2007. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As disclosed in Note 2, the Company has restated previously issued financial statements as of December 31, 2006, and for the years ended December 31, 2006 and 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nanogen, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2008 expressed an adverse opinion on effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP

San Diego, California

March 28, 2008

NANOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	As of December 31,
	2007	2006
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,806	$11,261
Short-term investments	1,450	13,923
Receivables, net	14,821	11,568
Inventories, net	2,267	7,691
Other current assets	1,840	2,058

Total current assets	26,184	46,501
Property and equipment, net	6,662	9,388
Acquired technology rights and intangibles, net	14,905	17,894
Restricted cash	9,626	5,131
Other assets, net	2,011	1,312
Goodwill	38,963	39,027

Total assets	$98,351	$119,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,600	$13,395
Acquisition payable, secured by letter of credit	—	2,061
Deferred revenue	663	3,376
Conversion feature of convertible debt	664	—
Current portion of assigned royalty interests obligation	2,868	3,447
Common stock warrants	1,708	11
Current portion of debt obligations	4,868	3,590

Total current liabilities	26,371	25,880
Debt obligations, less current portion	8,139	535
Debt obligations of variable interest entity	—	7,781
Sponsored research payable	4,848	4,851
Long-term assigned royalty interests obligation	14,711	15,529
Other long-term liabilities	2,778	2,304

Total long-term liabilities	30,476	31,000
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at December 31, 2007 and 2006; no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.001 par value, 135,000,000 shares authorized at December 31, 2007 and 2006; 73,218,128 and 67,468,252 shares issued and outstanding at December 31, 2007 and 2006, respectively	73	68
Additional paid-in capital	440,583	430,110
Accumulated other comprehensive income (loss)	2,237	(361)
Accumulated deficit	(400,618)	(366,673)
Treasury stock, at cost, 416,027 shares at December 31, 2007 and 2006	(771)	(771)

Total stockholders’ equity	41,504	62,373

Total liabilities and stockholders’ equity	$98,351	$119,253

See accompanying notes.

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)
Revenues:
Product sales	$22,866	$15,996	$4,544
License fees and royalty income	6,981	7,908	6,530
Contracts and grants	8,336	2,948	1,470

Total revenues	38,183	26,852	12,544
Costs and expenses:
Cost of product sales	24,295	13,290	4,518
Research and development	26,463	25,683	22,033
Selling, general and administrative	38,181	33,385	23,578
Amortization of purchased intangible assets	2,991	2,987	1,677
Impairment charge on goodwill	—	—	59,000
Charge for acquired in-process research and development	—	—	3,491
Impairment of acquired technology rights	—	—	167

Total costs and expenses	91,930	75,345	114,464

Loss from operations:	(53,747)	(48,493)	(101,920)
Other income (expense):
Interest income	965	1,046	1,408
Interest expense	(4,944)	(1,572)	(645)
Other expense	(33)	(717)	(78)
Warrant and conversion right valuation adjustment	11,254	75	1,026
Gain (loss) on foreign currency transactions	(126)	311	17
Gain on deconsolidation of variable interest entity	12,686	—	—
Noncontrolling interests share of losses in variable interest entity	—	2,618	4,675

Total other income	19,802	1,761	6,403

Loss before extraordinary item	(33,945)	(46,732)	(95,517)
Extraordinary item:
Charge for excess purchase price in variable interest entity	—	—	(9,262)

Net loss	$(33,945)	$(46,732)	$(104,779)

Loss before extraordinary item per share	$(0.47)	$(0.74)	$(1.93)
Extraordinary item per share	—	—	(0.19)

Net loss per share—basic and diluted	$(0.47)	$(0.74)	$(2.11)

Number of shares used in computing net loss per share—basic and diluted	72,312	63,221	49,585

See accompanying notes.

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2004	47,766	$48	$374,910	(500)	$(922)	$(174)	$(1,184)	$(215,162)	$157,516
Components of comprehensive loss:
Net loss (as restated)	—	—	—	—	—	—	—	(104,779)	(104,779)
Unrealized gain on short-term investments	—	—	—	—	—	136	—	—	136
Unrealized loss on other investments	—	—	—	—	—	(93)	—	—	(93)
Cumulative foreign currency translation adjustment	—	—	—	—	—	(50)	—	—	(50)

Total comprehensive loss (as restated)									(104,786)

Issuance of common stock in a private placement, net of expenses	6,803	7	18,793	—	—	—	—	—	18,800
Issuance of common stock for employee stock purchase plan	124	—	324	—	—	—	—	—	324
Issuance of common stock to employees	19	—	36	(6)	(16)	—	—	—	20
Amortization of stock options related to acquisitions	—	—	—	—	—	—	376	—	376
Issuance of common stock to Board of Directors	34	—	125	—	—	—	—	—	125
Issuance of common stock in connection with defined contribution plan, net of forfeitures	49	—	122	—	—	—	(36)	—	86
Proceeds from the exercise of options	121		239	—	—	—	—		239
Rescinded warrants	(121)	—	—	—	—	—	—	—	—
Issuance of restricted stock grants to employees	—	—	1,761	—	—	—	(1,395)	—	366
Options issued to consultants	—	—	(13)	—	—	—	21	—	8
Other	—	—	139	—	—	—	—	—	139

Balance at December 31, 2005 (as restated)	54,795	$55	$396,436	(506)	$(938)	$(181)	$(2,218)	$(319,941)	$73,213

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2005 (as restated)	54,795	$55	$396,436	(506)	$(938)	$(181)	$(2,218)	$(319,941)	$73,213
Components of comprehensive loss:
Net loss (as restated)	—	—	—	—	—	—	—	(46,732)	(46,732)
Unrealized gain on short-term investments	—	—	—	—	—	73	—	—	73
Cumulative foreign currency translation adjustment	—	—	—	—	—	(253)	—	—	(253)

Total comprehensive loss (as restated)									(46,912)

Issuance of common stock in private placements, net of expenses	9,018	9	20,491	—	—	—	—	—	20,500
Issuance of common stock related to the conversion of acquisition related debt	2,887	3	6,937	—	—	—	—	—	6,940
Issuance of restricted stock	90	—	—	—	—	—	—	—	—
Issuance of common stock for acquisition	975	1	2,905	—	—	—	—	—	2,906
Amortization of stock-based compensation	—	—	5,486	—	—	—	—	—	5,486
Elimination of deferred compensation upon adoption of FAS 123R	—	—	(2,218)	—	—	—	2,218	—	—
Issuance of common stock to Board of Directors	65	—	—	—	—	—	—	—	—
Issuance of common stock in connection with defined contribution plan, net of forfeitures	3	—	1	90	167	—	—	—	168
Proceeds from the exercise of options	51	—	72	—	—	—		—	72

Balance at December 31, 2006 (as restated)	67,884	$68	$430,110	(416)	$(771)	$(361)	$—	$(366,673)	$62,373

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2006 (as restated)	67,884	$68	$430,110	(416)	$(771)	$(361)	$(366,673)	$62,373
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(33,945)	(33,945)
Unrealized gain on short-term investments	—	—	—	—	—	127	—	127
Cumulative foreign currency translation adjustment	—	—	—	—	—	2,471	—	2,471

Total comprehensive loss								(31,347)

Issuance of common stock in private placements, net of expenses	4,917	5	6,383	—	—	—	—	6,388
Issuance of common stock related to the conversion of debt	76	—	82	—	—	—	—	82
Issuance of restricted stock	323	—	—	—	—	—	—	—
Issuance of common stock for acquisition	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	3,417	—	—	—	—	3,417
Issuance of common stock for employee stock purchase plan	166	—	351	—	—	—	—	351
Issuance of common stock to Board of Directors	72	—	—	—	—	—	—	—
Issuance of common stock in connection with defined contribution plan, net of forfeitures	196	—	379	—	—	—	—	379
Proceeds from the exercise of options	—	—	—	—	—	—	—	—
Other	—	—	(139)	—	—	—	—	(139)

Balance at December 31, 2007	73,634	$73	$440,583	(416)	$(771)	$2,237	$(400,618)	$41,504

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)
Operating activities:
Net loss	$(33,945)	$(46,732)	$(104,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,126	6,573	4,979
Goodwill impairment charges	—	—	59,000
Non-cash charges related to exit of micro-array business	9,238	—	—
Gain on deconsolidation of variable interest entity	(12,686)	—	—
Other asset impairment and non-cash charges (gains)	848	(230)	52
Loss on disposal of fixed assets	231	597	31
Accretion related to short-term investments	89	100	276
Foreign currency transactions gain	—	(310)	—
Stock-based compensation expense	3,417	5,486	997
Warrant valuation and conversion right adjustment	(11,254)	(75)	(1,026)
Accretion of long-term debt	1,061	280	101
Charge for excess purchase price in VIE	—	—	9,262
Noncontrolling interests share of losses in VIE	—	(2,618)	(4,675)
Charge for acquired in-process research and development relating to VIE	—	—	3,491
Increase (decrease) in cash caused by changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables, net	(2,250)	(9,197)	(118)
Inventories, net	(1,602)	(1,153)	(2,294)
Other current and long-term assets	484	164	595
Accounts payable and accrued liabilities	4,575	5,831	(620)
Deferred revenue and other long-term liabilities	(587)	2,841	115

Net cash used in operating activities	(35,255)	(38,443)	(34,613)

Investing activities:
Purchase of short-term investments	(21,642)	(38,137)	(50,088)
Conversion of cash to restricted cash	(5,094)	(3,337)	—
Proceeds from sale and maturities of short-term investments	34,150	50,371	60,376
Strategic investments, including investment in variable interest entity	—	—	(3,475)
Acquisition of businesses, net of cash acquired	(1,978)	(6,970)	—
Purchase of equipment and technology rights	(2,480)	(2,087)	(1,409)

Net cash provided by (used in) investing activities	2,956	(160)	5,404

Financing activities:
Payments on long term obligations	(698)	(754)	(1,082)
Proceeds from assignment of royalty interests obligation	—	20,000	—
Payments on assigned royalty interests obligation	(2,118)	(1,024)	—
Proceeds from debt financing secured by receivables	1,050	2,931	—
Proceeds from debt obligations of variable interest entity	1,895	2,178	996
Issuance of common stock, net	7,420	20,578	19,363
Proceeds from long-term obligations	18,777	601	828
Acquisition of treasury stock	—	—	(16)

Net cash provided by financing activities	26,326	44,510	20,089

Effect of exchange rate changes on cash	518	(840)	(58)

Net increase (decrease) in cash and cash equivalents	(5,455)	5,067	(9,178)
Cash and cash equivalents at beginning of year	11,261	6,194	15,372

Cash and cash equivalents at end of year	$5,806	$11,261	$6,194

Supplemental disclosure of cash flow information:
Interest paid	$3,452	$495	$211

Net assets of Spectral acquired for common stock	$—	$2,906	$—

Net assets of Amplimedical acquired for promissory note	$—	$6,939	$—

Net assets of Amplimedical acquired for letter of credit	$—	$2,061	$—

Conversion of debt to equity	$82	$—	$—

See accompanying notes.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. Organization

Organization and Business Activity

Nanogen, Inc. (the “Company”) was incorporated in California in November 1991 and, in November 1997, was reincorporated in Delaware. We are in the business of developing, manufacturing, and selling diagnostic products for use in the in vitro diagnostic (IVD) market.

Basis of Consolidation

These consolidated financial statements and the accompanying notes relate to Nanogen, Inc. and its consolidated subsidiaries which include the following:

•	Nanogen Point-of-Care, Inc.: based in Toronto, Canada, and includes assets purchased from SynX Pharma (“SynX”) on April 21, 2004, and from Spectral Diagnostics (“Spectral”) on February 6, 2006.

•	Epoch Biosciences, Inc. (“Epoch”): all of the outstanding stock was acquired on December 16, 2004.

•	Nanogen Advanced Diagnostics, S.r.L. (“Amplimedical”): formed in 2006 and acquired the assets related to rapid cardiac immunoassay test business of an unaffiliated company on May 1, 2006.

In addition, we have several other legal entities which are included in the consolidation, but collectively they are not material.

Variable Interest Entities

In a series of investments from July 2005 to June 2006, we purchased $3.0 million in equity of Jurilab LTD (“Jurilab”). Using the methodology prescribed in Financial Accounting Standards Board “FASB” Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46(R)”) we determined we were the primary beneficiary and were required to include Jurilab’s assets and liabilities in our consolidated financial statements. We included Jurilab’s assets and liabilities as of the date of our initial investment on July 20, 2005 and its operating results after this date. In July 2007, a reconsideration event occurred as a result of Jurilab obtaining new equity financing from a third party. We have determined that under FIN 46(R), we no longer qualify as the primary beneficiary as a result of the new equity financing and therefore no longer consolidate Jurilab’s assets and liabilities in our financial statements. The results of Jurilab’s operations through the date of the reconsideration event are included in our consolidated results of operations.

Basis of Presentation

The Company has incurred net losses of $33.9 million, $46.7 million, and $104.8 million for the years ended December 31, 2007, 2006 and 2005, and has an accumulated deficit of $400.6 million as of December 31, 2007. Based on the Company’s operating plan, its existing working capital is not sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, and working capital requirements through December 31, 2008 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The Company’s plan to address the expected shortfall of working capital is to generate additional financing through a combination of financing sources (in addition to the monetization of intellectual property disclosed as a subsequent event in Note 18), equity, or debt, and incremental product sales. If the Company is unsuccessful in raising significant additional capital from any of these sources, it will defer, reduce, or eliminate certain planned expenditures. The Company will continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

If the Company cannot obtain sufficient additional financing in the short-term, it will be forced to restructure or significantly curtail its operations, file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

The accompanying consolidated financial statements include the accounts of the Company and all of the subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

2. Restatement

Restatement of Prior Periods Presented

We have restated our previously issued consolidated financial statements to reflect certain accounting adjustments. As disclosed in the Current Report on Form 8-K filed March 28, 2008, the staff of the Securities and Exchange Commission (the “SEC Staff”) reviewed and issued comments pertaining to our Form 10-K for the year ended December 31, 2006 and the Form 10-Q for the three and nine month periods ended September 30, 2007. After reviewing the accounting related to certain comments received pertaining to the Company’s accounting for Jurilab, a variable interest entity (“VIE”), management determined that certain adjustments should have been recorded at the date of initial consolidation of the VIE, July 2005, and during the years ended December 31, 2006 and 2005 and the interim reporting periods in 2007, 2006 and 2005, during which time the VIE was consolidated in our balance sheets and included in our results of operations.

In July 2005, we made an initial $1.6 million equity investment in Jurilab which provided us with an initial ownership percentage of approximately 16.8%. Upon completion of the initial investment, we determined that we were the primary beneficiary under FIN 46(R), and were required to consolidate Jurilab’s financial statements. In June 2006, we made a subsequent investment in Jurilab of $1.5 million, which increased our ownership percentage to approximately 29.7%.

At the time of initial investment, we originally consolidated Jurilab’s balance sheet based on the carrying value of their assets and liabilities. After receiving the SEC comment letter, we have reviewed our accounting and determined that, in accordance with FIN 46(R), we should have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. We have performed an assessment of the fair value of the identifiable assets, liabilities and noncontrolling interests and as a result, we have adjusted the initial carrying value of the VIE’s assets, liabilities and the noncontrolling interests to reflect their estimated fair value. The most significant changes to the balance sheet accounts related to: the establishment of noncontrolling interests in Jurilab of $7.6 million representing the fair value of the other investors interest Jurilab as of the date of our investment, and the reduction of the carrying value of the debt from $7.0 million to $5.2 million as a result of the assessment of the underlying structure of the debt compared to available market terms primarily relating to its interest rates. In addition, we recorded two charges upon the initial consolidation. The first charge relates to the excess of the value paid compared to the fair value of identified assets, liabilities and noncontrolling interest. As of the initial consolidation date, we determined that

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

this amounted to $9.3 million. Under FIN 46(R), this excess is recorded as either goodwill or an extraordinary charge, based on the status of the VIE. As Jurilab was a development stage company and did not meet the definition of a business as defined by FIN 46 (R) as of the date of initial consolidation, the company was required to record the excess as an extraordinary charge. The second charge relates to the identification of research projects that were in process as of the date of initial consolidation and resulted in us recording a charge for in-process research and development of $3.5 million.

As a result of the changes made to correct the accounting for the initial consolidation of the VIE, we have restated subsequent periods reported in our results of operations. As the fair value of the debt was determined to be less than the carrying value as of the date of initial consolidation, that discount was required to be accreted to the debt over the estimated term of the debt. As a result, the Company has recorded additional interest expense of $169,000, $280,000 and $101,000 for the years ended December 31, 2007, 2006 and 2005. In addition, as noncontrolling interest was established as of the date of initial consolidation, we are required to allocate to the noncontrolling interests their prorata share of the losses of the VIE until such time that the balance of the noncontrolling interests reach zero, and thereafter we absorbed all of the losses of the VIE. We have recorded a reduction to our consolidated net loss of $2.6 million and $4.7 million in 2006 and 2005 to reflect the allocation of losses to the noncontrolling interests. Based on the allocations of losses to the noncontrolling interests through the third quarter of 2006, the balance of noncontrolling interests was reduced to zero and subsequent losses were no longer allocated to the noncontrolling interests.

In July 2007, an additional equity investment by a new investor resulted in our reconsideration of our position as primary beneficiary. At the time of this reconsideration event, we determined that we were no longer the primary beneficiary, and we deconsolidated Jurilab in July 2007. As a result of the deconsolidation, we removed the Jurilab balances from our books and recorded a gain for the excess of the liabilities removed over the assets removed of $12.7 million.

The purchase consideration paid by us in July 2005 to obtain the 16.8% ownership was used as the primary determinate to assess the overall fair value of Jurilab and the basis of the noncontrolling interests.

Based on the result of our assessment of fair values of Jurilab’s assets, liabilities and noncontrolling interests, the following is the allocation of fair value at the time of initial investment (in thousands):

Cash	$1,525
Restricted cash	486
Other assets	722
Completed technology	106
In-process research and development	3,491
Extraordinary charge for excess purchase price	9,262
Debt obligations	(5,223)
Other liabilities	(1,153)

Net assets	$9,216

The allocation of the fair value between the Company and the noncontrolling interest is summarized as follows (in thousands):

Our basis in fair value	$1,664
Noncontrolling interests basis in fair value	$7,552

Total fair value	$9,216

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Reconciliation of Original Financial Statements to Restated Financial Statements.

The following tables reconcile the consolidated financial statements originally reported by the Company to the restated financials:

Impact of the changes related to accounting for VIE Adjustments on the Consolidated Financial Statements

The following table presents the impact of the changes in accounting for VIE related adjustments on our previously-reported consolidated statements of operations for the years ended December 31, 2006 and 2005:

RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR 2006 AND 2005

(In thousands, except per share data)

	Year Ended December 31, 2006			Year Ended December 31, 2005
	As Reported	Adjustments(a)	As Restated	As Reported	Adjustments(a)	As Restated
Consolidated Statements of Operations
Revenues:
Product Sales	$15,996	$—	$15,996	$4,544	$—	$4,544
License fees and royalty income	7,908	—	7,908	6,530	—	6,530
Contracts and grants	2,948	—	2,948	1,470	—	1,470

Total revenues	26,852	—	26,852	12,544	—	12,544
Costs and expenses:
Cost of product sales	13,290	—	13,290	4,518	—	4,518
Research and development	25,683	—	25,683	22,033	—	22,033
Selling, general and administrative	33,385	—	33,385	23,578	—	23,578
Amortization of purchased intangible assets	2,987	—	2,987	1,571	106	1,677
Impairment charge on goodwill	—	—	—	59,000	—	59,000
Charge for acquired in-process research and development	—	—	—	—	3,491	3,491
Impairment of acquired technology rights	—	—	—	167	—	167

Total costs and expenses	75,345	—	75,345	110,867	3,597	114,464

Loss from operations	(48,493)	—	(48,493)	(98,323)	(3,597)	(101,920)
Other income (expense)
Interest income	1,046	—	1,046	1,408	—	1,408
Interest expense	(1,292)	(280)	(1,572)	(544)	(101)	(645)
Other expense	(717)	—	(717)	(78)	—	(78)
Warrant valuation adjustment	75	—	75	1,026	—	1,026
Gain of foreign currency transactions	311	—	311	17	—	17
Noncontrolling interests share of losses in VIE	—	2,618	2,618	—	4,675	4,675

Total other income (expense)	(577)	2,338	1,761	1,829	4,574	6,403

Loss before extraordinary item	$(49,070)	$2,338	$(46,732)	$(96,494)	$977	$(95,517)

Extraordinary item:
Charge for excess purchase price in VIE	—	—	—	—	(9,262)	(9,262)
Net loss	$(49,070)	$2,338	$(46,732)	$(96,494)	$(8,285)	$(104,779)

Loss before extraordinary item per share-basic and diluted	$(0.78)	$0.04	$(0.74)	$(1.95)	$0.02	$(1.93)
Extraordinary item per share	—	—	—	—	(0.19)	(0.19)
Net loss per share-basic and diluted	$(0.78)	$0.04	$(0.74)	$(1.95)	$(0.17)	$(2.11)

Weighted average shares-basic and diluted	63,221	—	63,221	49,585	—	49,585

(a)	Adjustments to reflect accretion of debt in VIE to fair value, and to allocate the pro rata share of losses to the non-controlling interests, and to record a charge for acquired in-process research and development and extraordinary loss upon our initial investment in the VIE.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The following table presents the impact of the additional VIE related adjustments on our previously-reported consolidated balance sheets as of December 31, 2006 and 2005:

RECONCILIATION OF CONSOLIDATED BALANCE SHEETS FOR 2006 AND 2005

(In thousands)

	December 31, 2006			December 31, 2005
	As Reported	Adjustments(a)	As Restated	As Reported	Adjustments(a)	As Restated
Assets
Current assets:
Cash and cash equivalents	$11,261	$—	$11,261	$6,194	$—	$6,194
Short-term investments	13,923	—	13,923	26,185	—	26,185
Receivables, net	11,568	—	11,568	2,141	—	2,141
Inventories, net	7,691	—	7,691	3,724	—	3,724
Other current assets	2,058	—	2,058	1,457	—	1,457

Total current assets	46,501	—	46,501	39,701	—	39,701
Property and equipment, net	9,388	—	9,388	7,590	—	7,590
Acquired technology rights and intangibles, net	17,894	—	17,894	9,604	—	9,604
Restricted cash	5,131	—	5,131	1,794	—	1,794
Other assets, net	1,312	—	1,312	2,214	—	2,214
Goodwill	39,027	—	39,027	37,178	—	37,178

Total assets	$119,253	$—	$119,253	$98,081	$—	$98,081
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$13,395	$—	$13,395	$7,728	$—	$7,728
Acquisition payable, secured by letter of credit	2,061	—	2,061		—
Deferred revenue	3,376	—	3,376	535	—	535
Current portion of assigned royalty interests obligation	3,447	—	3,447	—	—	—
Common stock warrants	11	—	11	86	—	86
Current portion of debt obligations Deferred revenue	3,590	—	3,590	701	—	701

Total current liabilities	25,880	—	25,880	9,050	—	9,050
Debt obligation less current portion	535	—	535	643	—	643
Debt obligation of variable interest entity	9,941	(2,160)	7,781	7,245	(1,637)	5,608
Sponsored research payable	4,851	—	4,851	—	—	—
Long term assigned royalty interest obligation	15,529	—	15,529	—	—	—
Other long-term liabilities	2,304	—	2,304	6,648	—	6,648
Noncontrolling interests share of losses in VIE	—	—	—	—	2,919	2,919
Stockholders’ equity:
Convertible preferred stock	—	—	—	—	—	—
Common stock	68	—	68	55	—	55
Additional paid-in capital	429,971	139	430,110	396,297	139	396,436
Accumulated other comprehensive loss	(956)	595	(361)	(189)	8	(181)
Deferred Compensation	—	—	—	(2,218)	—	(2,218)
Capital deficit in VIE, net	(7,373)	7,373	—	(6,856)	6,856	—
Accumulated deficit	(360,726)	(5,947)	(366,673)	(311,656)	(8,285)	(319,941)
Treasury stock	(771)	—	(771)	(938)	—	(938)

Total stockholders’ equity	60,213	2,160	62,373	74,495	(1,282)	73,213
Total liabilities and stockholders’ equity	$119,253	$—	$119,253	$98,081	$—	$98,081

(a)	Adjustments to reflect recording of VIE’s assets, liabilities and noncontrolling interests.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The unaudited quarterly information set forth below has been restated from previously-reported information filed on Form 10-Q and Form 10-K for all quarters beginning with the quarter ended September 30, 2005 (the period of initial consolidation of Jurilab) through the quarter ended September 30, 2007 (the period of deconsolidation):

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR INTERIM PERIODS OF 2007 AND 2006

	Three Months Ended			Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)			(In thousands, except per share data)
Consolidated Statements of Operations
Revenues:
Product Sales	$6,084	$5,294	$5,549	$2,122	$4,016	$4,727	$5,131
License fees and royalties	1,241	2,058	1,833	1,814	1,814	1,866	2,414
Contracts and grants	2,328	2,963	986	416	481	912	1,139

Total Revenues	9,653	10,315	8,368	4,352	6,311	7,505	8,684
Costs and expenses:
Cost of product sales	4,830	4,529	8,705	2,239	4,023	3,509	3,519
Research and development	6,512	7,546	7,540	6,260	6,552	6,242	6,629
Selling, general and administrative	8,853	11,233	9,167	7,369	8,928	8,441	8,647
Amortization of purchased intangible assets	767	760	733	560	730	869	828

Total costs and expenses	20,962	24,068	26,145	16,428	20,233	19,061	19,623
Loss from operations	(11,309)	(13,753)	(17,777)	(12,076)	(13,922)	(11,556)	(10,939)
Other income (expense):
Interest income	538	31	188	351	219	141	335
Interest expense	(1,143)	(856)	(1,439)	(238)	(191)	(180)	(963)
Other expense	(28)	(25)	27	(97)	(300)	(243)	(77)
Warrant valuation adjustment	10	—	5,426	(25)	88	10	2
Gain (Loss) on foreign currency transactions	2	(16)	(12)	(3)	(15)	(25)	354
Gain on deconsolidation of VIE	—	—	12,686	—	—	—	—
Noncontrolling interests share of losses in VIE	—	—	—	948	1,187	482	—

Total other income (expense)	(621)	(866)	16,876	936	988	185	(349)

Loss before extraordinary item	(11,930)	(14,619)	(901)	(11,140)	(12,934)	(11,371)	(11,288)
Extraordinary item:
Charge for excess purchase price in VIE	—	—	—	—	—	—	—

Net loss	$(11,930)	$(14,619)	$(901)	$(11,140)	$(12,934)	$(11,371)	$(11,288)

Loss before extraordinary item per share	$(0.17)	$(0.20)	$(0.01)	$(0.20)	$(0.21)	$(0.17)	$(0.17)
Extraordinary item per share	$—	$—	$—	$—	$—	$—	$—
Net loss per share—basic and diluted	$(0.17)	$(0.20)	$(0.01)	$(0.20)	$(0.21)	$(0.17)	$(0.17)

Weighted average shares—basic and diluted	70,496	72,616	72,966	56,340	61,477	66,839	67,968

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR INTERIM PERIODS OF 2005

	Three months ended
	September 30, 2005	December 31, 2005
	(Restated)	(Restated)
	(In thousands, except per share data)
Consolidated Statements of Operations
Revenues:
Product Sales	$1,060	$1,196
License fees and royalties	1,748	1,459
Contracts and grants	363	407

Total Revenues	3,171	3,062
Costs and expenses:
Cost of product sales	799	1,445
Research and development	5,701	6,260
Selling, general and administrative	5,326	5,875
Amortization of purchased intangible assets	499	393
Impairment charge on goodwill	—	59,000
Charge for acquired in-process research and development	3,491	—
Impairment charge on acquired technology	—	167

Total costs and expenses	15,816	73,140
Loss from operations	(12,645)	(70,078)
Other income (expense):
Interest income	110	810
Interest expense	(46)	(599)
Other expense	(8)	40
Warrant valuation adjustment	109	80
Gain (Loss) on foreign currency transactions	(1)	14
Noncontrolling interests share of losses in VIE	3,615	1,060

Total other income (expense)	3,779	1,405

Loss before extraordinary item	(8,866)	(68,673)
Extraordinary item:
Charge for excess purchase price in VIE	(9,262)	—

Net loss	$(18,128)	$(68,673)

Loss before extraordinary item per share	$(0.18)	$(1.26)
Extraordinary item per share	$(0.19)	$—

Net loss per share—basic and diluted	$(0.38)	$(1.26)

Weighted average shares—basic and diluted	48,018	54,689

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The quarterly consolidated balance sheets set forth below have been restated from previously-reported information filed in our quarterly and annual reports on Forms 10-Q and Form 10-K for restated quarters beginning with the quarter ending September 30, 2005 (the period of initial consolidation of Jurilab) through the quarter ending September 30, 2007 (period of deconsolidation):

UNAUDITED CONSOLIDATED BALANCE SHEETS FOR INTERIM PERIODS OF 2007 AND 2006

(In thousands)

	March 31, 2007	June 30, 2007	September 30, 2007	March 31, 2006	June 30, 2006	September 30, 2006
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$8,811	$7,285	$8,236	$12,322	$7,893	$26,761
Short-term investments	12,443	6,084	7,061	20,096	10,725	6,025
Receivables, net	14,649	15,537	15,053	2,729	4,828	7,779
Inventories, net	7,462	7,470	3,487	5,059	6,935	7,366
Other current assets	2,299	3,020	4,412	1,875	2,051	2,122

Total current assets	45,664	39,396	38,249	42,081	32,432	50,053
Property and equipment, net	9,307	8,522	6,386	8,080	9,790	9,424
Acquired technology rights, net	16,999	16,091	14,956	14,243	19,307	18,750
Restricted cash	2,028	2,013	8,931	1,561	4,140	4,341
Other assets, net	1,246	967	2,503	1,922	2,115	1,533
Goodwill	38,853	38,853	38,853	38,407	39,078	39,727

Total assets	$114,097	$105,842	$109,878	$106,294	$106,862	$123,828

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$12,968	$15,963	$17,435	$7,810	$10,489	$11,388
Acquisition payable	—	—	—	—	2,570	2,570
Deferred revenue	3,267	2,923	1,345	594	676	775
Conversion feature of convertible debt	—	—	3,351	—	—	—
Current portion of assigned royalty interests	2,268	2,780	2,662	—	—	2,930
Common stock warrants	1	1	4,838	111	22	13
Current portion of debt obligations	3,851	4,288	4,601	642	645	687

Total current liabilities	22,355	25,955	34,232	9,157	14,402	18,363
Debt obligations, less current portion	453	405	7,571	557	460	619
Debt obligation of VIE	8,548	9,790	—	6,311	6,732	7,825
Sponsored research payable	4,851	4,851	4,848	4,853	4,852	4,852
Long term assigned royalty interest obligation	17,011	16,257	15,508	—	—	17,070
Other long-term liabilities	2,262	2,654	960	2,080	2,814	2,407
Noncontrolling interests share of losses in VIE	—	—	—	1,891	515	—
Stockholders’ equity:
Common stock	73	73	73	61	65	67
Additional paid-in capital	438,306	439,892	440,372	413,629	422,166	428,899
Accumulated other comprehensive loss	(388)	(43)	1,209	(177)	(157)	(64)
Deferred compensation	—	—	—	(49)	(35)	(54)
Accumulated deficit	(378,603)	(393,221)	(394,124)	(331,081)	(344,014)	(355,385)
Treasury Stock	(771)	(771)	(771)	(938)	(938)	(771)

Total stockholders’ equity	58,617	45,930	46,759	81,445	77,087	72,692

Total liabilities and stockholders’ equity	$114,097	$105,842	$109,878	$106,294	$106,862	$123,828

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

UNAUDITED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2005

(In thousands)

September 30, 2005
(Restated)
Assets
Current assets:
Cash and cash equivalents	$27,670
Short-term investments	12,989
Receivables, net	2,416
Inventories, net	3,372
Other current assets	1,850

Total current assets	48,297
Property and equipment, net	8,037
Acquired technology rights, net	10,043
Restricted cash	1,897
Other assets, net	1,928
Goodwill	96,178

Total assets	$166,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,274
Deferred revenue	539
Common stock warrants	166
Current portion of debt obligations	727

Total current liabilities	8,706
Debt obligations, less current portion	774
Debt obligation of VIE	5,270
Sponsored research payable	4,855
Other long-term liabilities	1,391
Noncontrolling interests share of losses in VIE	3,937
Stockholders’ equity:
Common stock	55
Additional paid-in capital	396,156
Accumulated other comprehensive loss	(84)
Deferred compensation	(2,490)
Accumulated deficit	(251,268)
Treasury Stock	(922)

Total stockholders’ equity	141,447

Total liabilities and stockholders’ equity	$166,380

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The following tables present the impact of the changes in accounting to VIE related adjustments on our previously-reported consolidated statements of operations for all quarters beginning with the quarter ending September 30, 2005 (the period of initial consolidation of Jurilab) through the quarter ending September 30, 2007 (period of deconsolidation):

UNAUDITED RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR INTERIM PERIODS OF 2007

(In thousands, except per share data)

	Three Months Ended
	March 31, 2007			June 30, 2007			September 30, 2007
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Statements of Operations
Revenues:
Product Sales	$6,084	$—	$6,084	$5,294	$—	$5,294	$5,549	$—	$5,549
License fees and royalty income	1,241	—	1,241	2,058	—	2,058	1,833	—	1,833
Contracts and grants	2,328	—	2,328	2,963	—	2,963	986	—	986

Total Revenues	9,653	—	9,653	10,315	—	10,315	8,368	—	8,368
Costs and expenses:
Cost of product sales	4,830	—	4,830	4,529	—	4,529	8,705	—	8,705
Research and development	6,512	—	6,512	7,546	—	7,546	7,238	302	7,540
Selling, general and administrative	8,853	—	8,853	11,233	—	11,233	9,167	—	9,167
Amortization of purchased intangible assets	767	—	767	760	—	760	733	—	733

Total costs and expenses	20,962	—	20,962	24,068	—	24,068	25,843	302	26,145
Loss from operations	(11,309)	—	(11,309)	(13,753)	—	(13,753)	(17,475)	(302)	(17,777)
Other income (expense):
Interest income	538	—	538	31	—	31	188	—	188
Interest expense	(1,062)	(81)	(1,143)	(768)	(88)	(856)	(1,439)	—	(1,439)
Other expense	(28)	—	(28)	(25)	—	(25)	27	—	27
Warrant valuation adjustment	10	—	10	—	—	—	5,426	—	5,426
Gain (Loss) on foreign currency transactions	2	—	2	(16)	—	(16)	(12)	—	(12)
Gain on deconsolidation of VIE	—	—	—	—	—	—	5,831	6,855	12,686

Total other income (expense)	(540)	(81)	(621)	(778)	(88)	(866)	10,021	6,855	16,876

Net loss	$(11,849)	$(81)	$(11,930)	$(14,531)	$(88)	$(14,619)	$(7,454)	$6,553	$(901)

Net loss per share-basic and diluted	$(0.17)	$—	$(0.17)	$(0.20)	$—	$(0.20)	$(0.10)	$0.09	$(0.01)
Number of shares used in computing net loss per share-basic and diluted	70,496	—	70,496	72,616	—	72,616	72,966	—	72,966

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

UNAUDITED RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR INTERIM PERIODS OF 2006

(In thousands, except per share data)

	Three Months Ended
	March 31, 2006			June 30, 2006			September 30, 2006			December 31, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Statements of Operations
Revenues:
Product Sales	$2,122	$—	$2,122	$4,016	$—	$4,016	$4,727	$—	$4,727	$5,131	$—	$5,131
License fees and royalty income	1,814	—	1,814	1,814	—	1,814	1,866	—	1,866	2,414	—	2,414
Contracts and grants	416	—	416	481	—	481	912	—	912	1,139	—	1,139

Total Revenues	4,352	—	4,352	6,311	—	6,311	7,505	—	7,505	8,684	—	8,684
Costs and expenses:
Cost of product sales	2,239	—	2,239	4,023	—	4,023	3,509	—	3,509	3,519	—	3,519
Research and development	6,260	—	6,260	6,552	—	6,552	6,242	—	6,242	6,629	—	6,629
Selling, general and administrative	7,369	—	7,369	8,928	—	8,928	8,441	—	8,441	8,647	—	8,647
Amortization of purchased intangible assets	560	—	560	730	—	730	869	—	869	828	—	828

Total costs and expenses	16,428	—	16,428	20,233	—	20,233	19,061	—	19,061	19,623	—	19,623

Loss from operations	(12,076)	—	(12,076)	(13,922)	—	(13,922)	(11,556)	—	(11,556)	(10,939)	—	(10,939)
Other income (expense):
Interest income	351	—	351	219	—	219	141	—	141	335	—	335
Interest expense	(171)	(67)	(238)	(121)	(70)	(191)	(109)	(71)	(180)	(891)	(72)	(963)
Other expense	(97)	—	(97)	(300)	—	(300)	(243)	—	(243)	(77)	—	(77)
Warrant valuation adjustment	(25)	—	(25)	88	—	88	10	—	10	2	—	2
Gain (Loss) on foreign currency transactions	(3)	—	(3)	(15)	—	(15)	(25)	—	(25)	354	—	354
Noncontrolling interests share of losses in VIE	—	948	948	—	1,187	1,187	—	482	482	—	—	—

Total other income (expense)	55	881	936	(129)	1,117	988	(226)	411	185	(277)	(72)	(349)

Loss before extraordinary item per share	$(12,021)	$881	$(11,140)	$(14,051)	$1,117	$(12,934)	$(11,782)	$411	$(11,371)	$(11,216)	$(72)	$(11,288)

Net loss per share-basic and diluted	$(0.21)	$0.02	$(0.20)	$(0.23)	$0.02	$(0.21)	$(0.18)	$0.01	$(0.17)	$(0.17)	$—	$(0.17)
Number of shares used in computing net loss per share-basic and diluted	56,340	—	56,340	61,477	—	61,477	66,839	—	66,839	67,968	—	67,968

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

UNAUDITED RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS FOR INTERIM PERIODS OF 2005

(In thousands, except per share data)

	Three Months Ended
	September 30, 2005			December 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues:
Product Sales	$1,060	$—	$1,060	$1,196	$—	$1,196
License fees and royalty income	1,748	—	1,748	1,459	—	1,459
Contracts and grants	363	—	363	407	—	407

Total Revenues	3,171	—	3,171	3,062	—	3,062
Costs and expenses:
Cost of product sales	799	—	799	1,445	—	1,445
Research and development	5,701	—	5,701	6,260	—	6,260
Selling, general and administrative	5,326	—	5,326	5,875	—	5,875
Amortization of purchased intangible assets	393	106	499	393	—	393
Impairment charge on goodwill	—	—	—	59,000	—	59,000
Charge for acquired in-process research and development	—	3,491	3,491	—	—	—
Impairment charge on acquired technology rights	—	—	—	167	—	167

Total costs and expenses	12,219	3,597	15,816	73,140	—	73,140
Loss from operations	(9,048)	(3,597)	(12,645)	(70,078)	—	(70,078)
Other income (expense):
Interest income	110	—	110	810	—	810
Interest expense	—	(46)	(46)	(544)	(55)	(599)
Other expense	(8)	—	(8)	40	—	40
Warrant valuation adjustment	109	—	109	80	—	80
Gain (Loss) on foreign currency transactions	(1)	—	(1)	14	—	14
Noncontrolling interests share of losses in VIE	—	3,615	3,615	—	1,060	1,060

Total other income (expense)	210	3,569	3,779	400	1,005	1,405

Loss before extraordinary item	(8,838)	(28)	(8,866)	(69,678)	1,005	(68,673)
Extraordinary item:
Charge for excess purchase price in VIE	—	(9,262)	(9,262)	—	—	—

Net loss	$(8,838)	$(9,290)	$(18,128)	$(69,678)	$1,005	$(68,673)

Loss before extraordinary item per share	$(0.18)	$—	$(0.18)	$(1.27)	$0.02	$(1.26)
Extraordinary item per share	$—	$(0.19)	$(0.19)	$—	$—	$—
Net loss per share-basic and diluted	$(0.18)	$(0.19)	$(0.38)	$(1.27)	$0.02	$(1.26)

Number of shares used in computing net loss per share-basic and diluted	48,018	—	48,018	54,689	—	54,689

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

3. Summary of Significant Accounting Policies

Financial Statement Preparation

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-term Investments

We consider all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. We invest excess cash in debt instruments of financial institutions and corporations with strong credit ratings and in United States government obligations. We have established guidelines relative to diversification and maturities that help maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

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

Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, receivables and accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these balances. Our marketable securities available-for-sale are carried at fair value based on quoted market prices. The carrying amounts of short-term debt obligations approximate fair value as the rates of interest for these instruments approximate market rates of interest currently available to us for similar instruments.

Convertible debt issued in August 2007 has been accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and the EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, (“EITF 00-19”). According to these pronouncements, we have recorded the embedded conversion option and warrants related to our convertible debt at fair value on the reporting date, resulting in the convertible instrument itself being recorded at a discount from the face amount.

Allowances for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate losses based on, but not limited to, such factors as

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

identification of specific collection issues, past due trends, general economic conditions and payment history. Estimated losses are recorded within an allowance for doubtful accounts and reported as a deduction from gross receivables.

Restricted Cash

We have restricted cash representing cash, cash equivalents and short-term investments pledged in lieu of cash deposits primarily for deposits we are required to keep related to our convertible debt in 2007, and in 2006 for acquisition related payables. The restricted cash balances are approximately $9.6 million and $5.1 million at December 31, 2007 and 2006, respectively.

Inventories

Inventories are stated at the lower of cost or market. Inventories include materials, labor, and overhead costs. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolete or impaired balances. Factors influencing these adjustments include decline in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues.

As we record provisions within cost of sales to increase inventory valuation reserves, we establish a new, lower cost basis for the inventory. We do not increase this new cost basis for subsequent changes in facts or circumstances. Once we establish a reserve for an inventory item, we only relieve the reserve upon the subsequent use or disposal of the item.

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

Goodwill and Other Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we do not amortize goodwill or intangible assets with indefinite useful lives, and we test goodwill for impairment on an annual basis in the fourth quarter, or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. During 2007 and 2006 there were no material events or changes in circumstances to indicate that the carrying amount of our goodwill might not be recoverable, and the results of our annual impairment test indicated there was no impairment.

In the fourth quarter of 2005, under the first step of the SFAS 142 analysis we determined that the carrying value of the reporting unit that included Epoch was in excess of its fair value. Therefore, we were required to proceed to the second step of the SFAS 142 analysis for the Epoch reporting unit and use the methodology described in SFAS No. 141, “Business Combinations,” to determine the fair value of the reporting unit as if we purchased the reporting unit on October 1, 2005. The fair value was based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Under the income approach, we assumed a cash flow period through 2010 with terminal values thereafter, long-term annual revenue growth rates of 5% to 43%, and a discount rate of 20% and terminal value growth rates of 5%. We determined the fair value by weighting 67% to the income approach and 33% to the market approach. The resulting fair value of the Epoch reporting unit was approximately $26.6 million. Therefore, we incurred a non-cash impairment charge to our goodwill of $59.0 million during the fourth quarter of 2005.

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

Common Stock Warrant Liability

As a result of our convertible debt issuance in August 2007 and financing transaction in February 2007, we have issued warrants for 17.3 million and 983,333 shares of our common stock, respectively. The warrants have an initial exercise price of $1.14 per share, are subject to antidilution repricing provisions, and expire in 2012. The warrants have a provision that allows them to be redeemed for cash based on the Black-Scholes or other appropriate formula under certain circumstances if there is a change of control of Nanogen.

In addition, as a result of our December 2004 acquisition of Epoch, we assumed warrants for 381,312 shares of our common stock. The warrants have an exercise price of $6.33 per share and expire in early 2009, and have a provision that allows them to be redeemed for cash based on the Black-Scholes formula under certain circumstances if there is a change of control of Nanogen. However, the volatility variable on these warrants in the Black-Scholes formula is limited to the lesser of 50% or our actual historical volatility.

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

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The decrease in the market price of our common stock and other changes in the variables used in our warrant valuation methodologies during 2007 resulted in an $11.3 million decrease in the value of the warrants and conversion rights. We reported $11.3 million, $75,000 and $1.0 million in income as a warrant and conversion right valuation adjustment (Note 5) in our statement of operations for the years ended December 31, 2007, 2006 and 2005, respectively.

Research and Development

Cost incurred in research and development activities are expensed as incurred.

Revenue Recognition

We generate revenue through our product sales, license and royalty fees, and contracts and grants with third parties. We recognize revenue only after all of the following criteria are met: i) there is persuasive evidence of an arrangement, ii) delivery has occurred or services have been rendered, iii) the price is fixed and determinable, iv) collectibility is reasonably assured, and v) both the title and the risks and rewards of ownership are transferred to an unrelated third party. In addition, we apply the prescribed methodology in EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) to evaluate our revenue arrangements to determine if it involves more than one deliverable and, if so, how the arrangement’s consideration should be measured and allocated to revenue.

Product sales

We sell our commercial products under various sales programs directly to end users and real-time diagnostic tests through various distribution channels. Our product sales include our molecular testing platforms and related consumables, Analyte-Specific Reagents (“ASRs”), real time polymerase chain reaction (“PCR”) reagent products and point-of-care diagnostic tests.

We sell molecular testing platforms as either (i) a direct sale or (ii) under a reagent rental arrangement.

(i)	Direct sales

We recognize revenue from the direct sale of molecular testing platforms to end users or distributors after we receive a purchase order, have shipped the instrument and title has passed to the customer (f.o.b. shipping point in the United States or Delivery Duty Paid at the customer’s site in Europe) and collection is reasonably assured. In transactions where a right-of-return exists, revenue is deferred until acceptance has occurred and the period for the right-of-return has lapsed. The cost of product sales related to a sold instrument is recorded in the period in which the corresponding revenue is recognized.

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

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

We provide product warranty coverage for our molecular testing platforms. The warranty periods are generally for one year for direct sales. Molecular testing platforms sold to distributors are sold without warranty coverage.

Revenue from real-time diagnostic tests, ASRs, real time PCR reagent products and point-of-care diagnostic tests is recognized when we receive a purchase order, have shipped the product and title has passed to the customer (f.o.b. shipping point in the United States or Delivery Duty Paid at the customer’s site in Europe) and collection is reasonably assured. In transactions where a right-of-return exists, we defer our revenue recognition until the customer has accepted our product and the right-of-return period has lapsed.

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

Royalty payments that are based on product sales by the licensees are generally not determinable until the licensee has completed their internal computations of the royalties due and/or remitted their cash payment. Therefore, we will recognize revenue tied to third party sales on an accrual basis if information is available to enable us to accurately estimate the royalty due to us. In certain situations we may not be able to receive information on licensee product sales on a timely basis that will allow us to reasonably estimate the amount of royalty revenue to be recognized in the quarter the third party sales take place. We will not recognize this royalty revenue until we are able to ensure that we have reliable information, which maybe in a subsequent period. Therefore, we could experience fluctuations in revenues from quarter to quarter depending on the timing of the receipt of third party sales reports or cash payments.

Contract and grant revenue

We earn revenue for performing tasks under research agreements with both private enterprises and governmental agencies. Contract and grant revenue is recorded as the costs and expenses to perform the research are incurred. Continuation of certain contracts and grants are dependent upon our achievement of specific contractual milestones. Milestone payments are recognized as revenue upon meeting the following criteria: i) we have achieved a specified milestone and have earned the milestone payment, ii) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement, iii) the fees are non-refundable, and iv) the collection of the payment is reasonably assured. In circumstances where funding is provided on a contractually scheduled basis, revenue is recorded ratably over the term of the arrangement. Any payments received in advance or prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the balance sheet.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

Net Loss Per Share

We used the prescribed methodology in SFAS No. 128, “Earnings Per Share,” to compute our net income (loss) per share. Basic per share data is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted per share data is computed by dividing net income (loss) available to the common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. The weighted average common number of shares outstanding during the period excludes stock options and restricted stock.

Due to our net losses, we have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders during the years ended December 31, 2007, 2006 and 2005, as their effect would be anti-dilutive. The number of potentially dilutive stock options, restricted stock and warrants that have been excluded from the computation of diluted net loss per share are as follows:

	Years Ended December 31,
	2007	2006	2005
Stock options and restricted stock	10,730,043	9,388,980	7,229,499
Warrants outstanding	20,456,199	2,157,042	2,472,905

	31,186,242	11,546,022	9,702,404

Derivative Financial Instruments

Convertible debt issued in August 2007 has been accounted for in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and the EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, (“EITF 00-19”).

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

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Adoption of SFAS 123(R), Share-Based Payment

Prior to January 1, 2006, we accounted for stock awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related Interpretations, as permitted by FASB No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The intrinsic value method of accounting resulted in compensation expense for restricted stock and restricted stock unit issuances to employees at their estimated fair value on the date of grant based on the number of shares granted and the quoted price of our common stock. The intrinsic value method resulted in compensation expense for stock options issued to employees to the extent the option’s exercise price was set below the market price on the date of grant. Also, to the extent stock awards were subject to an exchange offer, other modifications, or performance criteria, such awards were subject to variable accounting treatment. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses. In addition, prior to our adoption of SFAS 123R, we did not record any compensation expense associated with our Employee Share Purchase Plan (“ESPP”).

As of January 1, 2006, we adopted SFAS 123R, “Share-based Payment” (SFAS 123R) using the modified prospective method of recognition of compensation expense related to share-based payments. Our consolidated statement of operations for the year ended December 31, 2006 reflects the impact of adopting SFAS 123R. In accordance with the modified prospective transition method, our consolidated statement of operations for the year ended December 31, 2005 has not been restated to reflect, and does not include, the impact of SFAS 123R.

Under SFAS 123R, we are required to measure the compensation cost for all stock awards at fair value on the date of grant and recognize the associated compensation expense over the service period for the awards that are expected to vest. The fair value of restricted stock and restricted stock unit grants are determined on the date of grant, based on the number of shares granted and the quoted price of our common stock. To determine the fair value of stock option awards SFAS 123R requires companies to use an option-pricing model. We determined the fair value of our stock option grants using the Black-Scholes valuation model, which is consistent with the valuation techniques utilized for our stock option footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). The associated fair value of the awards is recognized as an expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. When estimating expected forfeitures we consider the type of awards and our historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. In addition, we are required to calculate, as of the date of grant, the fair value of the ESPP shares issued to our employees and record this cost as compensation expense over the vesting period.

On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which provided the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation expense to be classified in the same expense line items as the employee’s cash compensation.

Pro Forma Information under SFAS No. 123 before January 1, 2006

In accordance with the modified prospective transition method, our consolidated statement of operations for the year ended December 31, 2005 has not been restated to reflect, and does not include, the impact of SFAS No. 123(R). We used the intrinsic value-based method as prescribed by Accounting Principles Board (“APB”)

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations that includes FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25,” (collectively “APB 25”) to account for our stock option plans. Using the intrinsic value methodology, no compensation expense is recorded if the exercise price of the stock option equals the market price on the date of grant. If the exercise price of the stock option grant is below the market price on the date of grant, the difference between the market price and exercise price is recorded as a compensation expense on a straight-line basis over the stock option’s vesting period. We use the prescribed methodology in SFAS No. 123, as amended by SFAS No. 148, to account for our employee stock-based compensation plans. As permitted by SFAS 123, we have elected to continue to apply the intrinsic value-based method of APB 25 while adopting the disclosure requirements of SFAS 123 and SFAS 148.

The weighted average estimated fair values of stock options granted and stock issued under the employee stock purchase plan during the year ended December 31, 2005 was $2.57 per share. To determine the fair value of the stock options we granted to our employees we used the following assumptions as inputs into the Black-Scholes option-pricing model:

Stock Options
For the year ended December 31, 2005
Expected term	5 years
Interest rate	4.5%
Volatility	59%
Dividend yield	0%

Employee Stock Purchase Plan
For the year ended December 31,
2005
Expected term	6 months
Interest rate	4.5%
Volatility	59%
Dividend yield	0%

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Had we elected to record compensation expense for option grants as prescribed by SFAS 123 in 2005 our pro forma net loss, and pro forma loss per share would have been as follows:

For the year ended December 31,
2005
(In thousands, except per share data)
Net loss:
As reported (as restated)	$(104,779)
Add: Stock based employee compensation expense included in reported net income (loss), net of related tax effects	376
Deduct: Total stock based employee compensation expense determined under Black-Scholes method for all awards, net of related tax effects	(5,376)

Pro forma net loss	$(109,779)

Basic and diluted loss per common share:
As reported	$(2.11)
Pro forma	$(2.21)

Periodically, we issue options to non-employees. The options are recorded at their fair values (using the Black-Scholes option-pricing model) as determined in accordance with SFAS 123 and periodically re-measured as prescribed by EITF 96-18, “Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services,” and are recognized over the related service period.

Adoption of FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. There are no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, the Company recognized no decrease in deferred tax assets or in the valuation allowance. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

Warranty

All of our products are sold without a warranty, with the exception of our micro array instrumentation platforms. Historically, the micro array instrumentation platforms warranty period was generally for one year

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

from the date sold to an end customer. We have discontinued this product line as of December 2007, and no new warranties are being offered. In addition, micro array instrumentation platforms sold to distributors are typically sold without warranty coverage. We estimated our warranty obligations by analyzing our historical warranty costs. Based upon our estimation process no significant warranty obligations have been recorded.

Foreign Currency

The functional currency for our Canadian subsidiary is the U.S. dollar. The functional currency for our Italian subsidiary and the variable interest entity we consolidated from July 2005 to July 2007 is the Euro. Their accounts are translated from the Euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded in accumulated other comprehensive income in the consolidated financial statements included herein. In certain instances, our subsidiaries conduct business with customers and vendors in Euros or in other local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences between the date of the transaction and the date of settlement.

Segments of a Business Enterprise

The Company operates in one reportable operating segment, in vitro diagnostics. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had three operating segments at December 31, 2007, under the aggregation criteria set forth in SFAS 131, the Company operates in only one reportable operating segment, in vitro diagnostics.

Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

Because the Company meets each of the criteria set forth in SFAS 131 and the three operating segments as of December 31, 2007 share similar economic characteristics, the Company aggregates its results of operations into one reportable operating segment.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our consolidated results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect, that SFAS 159, if adopted, will have on the Company’s consolidated results of operations and financial position.

4. Financial Statement Details

Short-term Investments

Short-term investments consisted of the following as of December 31 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
2007
Auction rate securities	$1,450	—	—	$1,450

	$1,450	$—	$—	$1,450

2006
Corporate debt securities	$7,823	$—	$(1)	$7,822
Euro dollar bonds	2,500	—	—	2,500
Auction rate securities	2,100	—	—	2,100
Certificate of deposit	1,501	—	—	1,501

	$13,924	$—	$(1)	$13,923

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The following tables show the gross unrealized losses and fair values of our investments in individual securities that have been in an unrealized loss position believed to be temporary, aggregated by investment category, at December 31, 2007 and 2006 (in thousands):

	Less than 12 months temporary impairment
	Number of Investments	Market Value	Unrealized Loss
2007
Auction rate securities	4	$1,450	—

		$1,450	$—

2006
Corporate debt securities	8	$7,822	$(1)
Euro dollar bonds	3	2,500	—
Auction rate securities	2	2,100	—
Certificate of deposit	2	1,501	—

		$13,923	$(1)

As of December 31, 2007 we had approximately $1.4 million invested in auction rate securities. Auction rate securities represent debt instruments with long term nominal maturity on which monthly auctions provide interest rate resets and liquidity. Subsequent to December 31, 2007, we liquidated approximately $1 million of these instruments for their December 31, 2007 carrying values. We have one remaining instrument for $400,000. There was a successful auction on this security in January 2008, but subsequent auctions have failed. As a result, we may need to record an impairment on this security in the first quarter of 2008. Future ability to use these funds is uncertain.

The entire balance of available for sale securities matures in one year or less, or in the case of auction rate securities, reset in auction in one year or less.

We had no net realized losses from the sale of securities for the years ended December 31, 2007 and 2006.

Receivables

Receivables are comprised of the following (in thousands) as of:

	December 31,
	2007	2006
Product	$11,996	$10,240
License fees	1,100	1,369
Contract and grant	1,993	142

	15,089	11,751
Allowance for doubtful accounts	(268)	(183)

	$14,821	$11,568

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Inventories

Inventories consist of the following (in thousands) as of:

	December 31,
	2007	2006
Raw materials	$6,084	$5,190
Work in process	529	2,308
Finished goods	4,813	5,061

	11,426	12,559
Reserve for excess and obsolescence	(9,159)	(4,868)

	$2,267	$7,691

Property and Equipment

Property and equipment consist of the following (in thousands) as of:

	Estimated Useful Life (in-years)		December 31,
			2007	2006
Scientific equipment	5		$10,701	$11,061
Office furniture and equipment	3-5		5,126	4,697
Manufacturing equipment	5		6,440	4,755
Leasehold improvements	(lesser of lease term or life of improvements	)	7,744	7,365

			30,011	27,878
Less accumulated depreciation and amortization			(23,349)	(18,490)

			$6,662	$9,388

For the years ended December 31, 2007, 2006, and 2005, depreciation expense related to property and equipment totaled $3.7 million, $3.4 million, and $2.7 million, respectively.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Acquired Technology Rights

Acquired technology rights consist of the following (in thousands) as of:

		December 31, 2007			December 31, 2006
	Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Trade names and other intangible assets	1-8 years	$559	$(132)	$427	$521	$(69)	$452
In-licensed technology rights	3-10 years	—	—	—	6,069	(5,650)	419
Customer contracts acquired	7 years	4,539	(1,786)	2,753	4,181	(844)	3,337
Completed technology acquired	3-10 years	17,619	(6,188)	11,431	17,039	(3,647)	13,392

Intangible assets subject to amortization:		$22,717	$(8,106)	$14,611	$27,810	$(10,210)	$17,600
Intangible assets not subject to amortization:
Trademarks & trade names		294	—	294	294	—	294

Total acquired technology rights		$23,011	$(8,106)	$14,905	$28,104	$(10,210)	$17,894

The amortization expense of intangibles assets for the years ended December 31, 2007, 2006 and 2005 was $3.4 million, $3.4 million and $2.1 million, respectively. In the year ended December 31, 2007, 2006 and 2005, we recognized $279,000, $29,000 and $167,000, respectively, of impairment charges related to our inability to utilize certain in-licensed technology rights.

Estimated amortization of intangibles (in thousands) for the years ended December 31:

2008	$3,240
2009	3,187
2010	2,749
2011	2,588
2012	1,101
Thereafter	1,746

$14,611

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following (in thousands) as of:

	December 31,
	2007	2006
Accounts payable	$4,725	$3,454
Accrued compensation and benefits	3,222	2,943
Micro array closure	1,345	—
Other	6,308	6,998

	$15,600	$13,395

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following (in thousands) as of:

	December 31,
	2007	2006
Jurilab’s long-term liabilities	$—	$922
Deferred rent	1,906	777
Other	872	605

	$2,778	$2,304

Long-Term Debt

Convertible subordinated notes payable

The convertible debt, detachable warrant and conversion rights liabilities are as follows (in thousands):

	December 31, 2007	December 31, 2006
Current Liabilities:
Detachable warrants	$1,708	$—
Conversion feature related to convertible debt	$664	$—
Long-term Liabilities:
Convertible subordinated notes payable in August 2010 at interest rate of 6.25%, net of discount	$7,824	$—

In August 2007, we entered into a definitive agreement for the sale and issuance of $20 million in aggregate principal amount of unsecured senior convertible notes (“Notes”) which are convertible initially into an aggregate of up to 15,748,030 shares of our common stock. In addition, upon conversion we are required to issue an additional number of shares representing present value of future interest. The Notes bear interest at 6.25% per annum and interest is accrued and payable on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted are repayable in cash in August 2010. The notes may be converted into common stock at a stated rate of $1.27 per share. Upon conversion, whether at our election or the debt holders’ election, we are also required to pay the present value of the future interest payments that would have been made if the conversion had not occurred (“Make Whole Payments”). These Make Whole Payments must be paid in common stock at a rate of $1.27 per share. This agreement also includes warrants to purchase up to 17,322,833 shares of our common stock at an initial exercise price of $1.14 per share. We received net proceeds of approximately $18.5 million, of which $7.3 million has been restricted until our stock price reaches $1.52 per share and remains at that level or higher for 20 out of 30 consecutive days, from the sale of the Notes and warrants after deducting the placement agent fees and estimated offering expenses of $1.5 million.

The holders of the debt have full-ratchet anti-dilution protection for eighteen months from the date of funding and weighted average anti-dilution thereafter. Any adjustment was initially subject to a conversion price floor of $1.2675 per share and an exercise price floor of $1.13 exercise price per share for warrants. We received stockholder approval to remove these price floors in February 2008, which resulted in the removal of certain financing restrictions placed on us.

If, at any time after the twenty four-month anniversary of the issuance date of the Notes, the last closing sale price of our common stock exceeds $2.22 for any twenty out of thirty consecutive trading days, we have the

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

right, subject to compliance with certain conditions, to require the holders of the Notes to convert all, or any portion of the conversion amount of the Notes, into shares of our common stock at the then applicable conversion price, subject to certain limitations on beneficial ownership.

The maturity date of the Notes is August 27, 2010, subject to extension for an additional two-year period with respect to any amounts not converted as of the initial maturity date due to limitations on beneficial ownership. The Notes are not secured by any of our assets or assets of our subsidiaries, except that we have agreed to obtain a $7.3 million letter of credit. We have deposited $7.3 million in a trust as collateral on this letter of credit which we classified as restricted cash on our balance sheet as of December 31, 2007.

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

We evaluated the Notes and detachable warrants to determine if these contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS 133, and related interpretations including EITF 00-19. As a result of this evaluation, we have identified the detachable warrants and the conversion rights as derivative financial instruments that are required to be recorded as liabilities.

We have allocated the proceeds received from the Notes between the underlying debt instruments, conversion rights, and the detachable warrants. At inception, the fair value of the detachable warrants of $6.4 million and the conversion rights of $6.6 million were separated from the host debt contract and recorded as derivative liabilities which resulted in a reduction of the initial carrying amount of the Notes. The discount, equivalent to the initial value of the warrants and conversion rights of $13.0 million will be accreted over the term of the Notes using the effective interest method. Through December 31, 2007, we have recorded $891,000 non-cash interest expense relating to the accretion of this discount.

The fair value of the warrants and the conversion rights are marked-to-market each balance sheet date and recorded as a liability. The change in fair value is recorded in the statement of operations as “Change in fair value of the detachable warrants and conversion rights.” Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The fair value of these warrants and conversion rights are primarily affected by our stock price, but are also affected by our stock price volatility, expected life and interest rates. We recorded approximately $11.3 million

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

of other income in 2007 related to the change in the fair value of the warrants and the conversion feature. This change in fair value was primarily driven by the decrease in our stock price from the closing of the transaction in August 2007 to the end of the year. Assuming our stock volatility, expected life and the interest rates remain constant, the fair value of the warrants would increase and we would recognize a charge to earnings if the price of our stock increases. If the price of our stock decreases and our stock price volatility expected life and the risk-free interest rates remain constant, the fair value of the warrants and conversion rights will decrease and we will recognize additional income.

As of December 31, 2007, we recorded $538,000 in interest expense relating to the 6.25% coupon rate and the amortization of the financing costs and $891,000 relating to the amortization of discounts. The financing costs of $1.5 million are being amortized into interest expense over the term of the debt or 3 years. Amortization of the financing costs recorded through December 31, 2007 totaled $113,000.

5. Business Combinations and Divestitures

Exit of the Micro Array Business

In November 2007, we announced that we were exiting the micro array business, which includes the NanoChip instrument system and related multiplexed reagents and consumables. The exit of the micro array business does not affect the real-time PCR products or Point of Care rapid testing solutions offered. The exit of the micro array business began in November 2007 and is expected to be completed during 2008.

Below is a summary of the micro array related assets identified and the impairment recorded as of December 31, 2007 (in thousands):

Impairment Recorded
Inventory	$(5,763)
Fixed assets	(1,810)
Acquired technology rights	(279)

Total	$(7,852)

The inventory impairment is included in our cost of product sales. The fixed asset impairments were allocated to operating expenses in the category for which the asset was intended for use. As a result, the fixed asset impairments were allocated as follows: $1.2 million to research and development expense; $0.2 million to selling, general and administrative expense, and $0.4 million to cost of sales. The acquired technology rights were expensed to selling, general and administrative costs.

The total impact of the exit of this business in the year ended December 31, 2007 was $9.7 million, including the $7.9 million impairment noted above. As of December 31, 2007, we have incurred expenses of $1.8 million for severance and other costs related to the micro array closure, of which $487,000 of severance costs were paid as of December 31, 2007.

The total expected expense to be incurred in 2008 related to the micro array closure is $162,000.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

There were no business combinations during the year ended December 31, 2007; however, we completed the following acquisitions during the year ended December 31, 2006 that were accounted for under the purchase method of accounting:

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

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The allocation of the above purchase price was as follows (in thousands):

Accounts Receivable	$230
Inventory	1,416
Fixed assets	596

Tangible assets acquired	2,242
Intangible assets
Completed technology	4,143
Distributor relationships	810
Trade name	270
Backlog	24
Goodwill	1,402

Total assets acquired	8,891
Liabilities assumed	—

Net assets acquired	$8,891

We used valuation techniques comparable with others in the high technology industry. We evaluated the technology acquired from Spectral in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” (“FIN 4”) and determined there was no in-process research and development (“IPR&D”).

Amplimedical, S.p.A.

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

The results of operations of Amplimedical have been included in the accompanying consolidated financial statements from the date of acquisition on May 1, 2006. The purchase price of the acquisition has been recorded as follows (in thousands):

Promissory note (converted to Nanogen common stock effective June 30, 2006)	$6,939
Cash due in 2007	2,061
Direct transaction costs	945

Total purchase price	$9,945

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The allocation of the above purchase price is as follows (in thousands):

Cash	$63
Inventory	1,441
Fixed assets	2,718

Tangible assets acquired	4,222
Intangible assets:
Completed technology	3,374
Distributor and customer relationships	2,161
Trade name	354
Goodwill	722

Total assets acquired	10,833
Liabilities assumed	(888)

Net assets acquired	$9,945

We used valuation techniques comparable with others in the high technology industry. We evaluated the technology acquired from Amplimedical in accordance with FIN 4 and determined there was no IPR&D.

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

	For the year ended December 31, (unaudited)
	2006	2005
Revenues	$30,316	$27,394
Net loss	(47,113)	(108,688)
Loss per share (basic and diluted)	$(0.75)	$(2.19)

6. Commitments and Contingencies

Assigned Royalty Interests

In September 2006, we entered into an agreement to assign certain rights (the “Assignment Agreement”) associated with our Applied Biosystems, Inc. (“Applied Biosystems”) royalty agreement from the period of July 2006 through December 2011 to Drug Royalty Trust (“DRT”) for an upfront payment of $20.0 million. Under the agreement, we have guaranteed minimum royalty payments from Applied Biosystems to DRT. If the royalty payments fall below certain minimums in a given fiscal year, we are required to pay cash to DRT for the difference between the actual royalty payments from Applied Biosystems and the minimums. In addition, if royalty payments from Applied Biosystems are above certain thresholds for a given calendar year, we will receive, in cash, a certain percentage of the amount above the threshold.

We have accounted for this transaction as secured debt because the ownership of the underlying asset (the Patent) has not been transferred or sold and if ABI terminated the license agreement, we would still be obligated

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

to make the minimum payments to DRT in accordance with the Assignment Agreement. We recorded a liability for the $20 million of cash received upon the inception of the Assignment Agreement. We allocate payments made to DRT between interest and principal reduction using the effective interest rate based upon the total minimum payments due to DRT over the term of the Assignment Agreement.

The table below illustrates each fiscal year’s minimum undiscounted payment to DRT guaranteed by us:

Calendar year ending	Minimum payment (in thousands)
2008	$4,820
2009	5,200
2010	5,408
2011	5,375
2012	1,137

Total	21,940
Less amount representing interest	(4,361)

Present value of future minimum obligations	17,579
Less amount due in one year	(2,868)

Long term portion of obligation	$14,711

The agreement with DRT was amended in March 2008. See Note 18.

Leases

We lease our facilities and certain equipment under operating lease agreements that expire at various dates through 2017.

At December 31, 2007, minimum annual obligations for operating leases were as follows (in thousands):

Operating Leases
2008	$2,812
2009	2,883
2010	1,816
2011	1,337
2012	1,229
Thereafter	2,151

Total minimum lease payments	$12,228

Rent expense was $5.2 million, $3.3 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. We record rent on a straight line basis on leases that have stated rental increases, and accordingly, as of December 31, 2007 and 2006 we had $1.9 million and $777,000, respectively, in deferred rent recorded as a long term liability in the balance sheet.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Debt Obligations

In August 2007, we entered into a definitive agreement for the sale and issuance of $20 million in aggregate principal amount of unsecured senior convertible notes (“Notes”) which are convertible initially into an aggregate of up to 15,748,030 shares of our common stock. In addition, upon conversion we are required to issue an additional number of shares representing present value of future interest. The Notes bear interest at 6.25% per annum and interest is accrued and payable on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted are repayable in cash in August 2010.

In December 2006, we obtained a revolving working capital debt facility for up to approximately $5.2 million secured by our Italian accounts receivable. As of December 31, 2007, we had borrowed $4.4 million under this agreement.

We have entered into various debt obligations to provide financing for equipment purchases. As of December 31, 2007, we had approximately $1.4 million of outstanding obligation. There was no additional borrowing available under these agreements as of December 31, 2007. The interest rates on the outstanding notes range from 10.0% to 11.5% per annum with principal and interest due in monthly aggregated payments of approximately $71,000 maturing in 1 to 3 years and are secured by the specific equipment being financed.

As of December 31, 2007, the future contractual principal payments of our debt obligations are as follows (in thousands):

Debt Obligations
2008	$4,927
2009	272
2010	20,064

Total minimum debt obligations payments	25,263
Less amount representing discount and interest	(12,256)

Carrying amount of future minimum debt obligations	13,007
Less amounts due in one year	(4,868)

Long term portion of debt obligations	$8,139

The interest expense for the debt obligations for the years ended December 31, 2007, 2006 and 2005 was $4.9 million, $1.6 million and $645,000, respectively.

Litigation

We may be subject to potential liabilities under various claims and legal actions that may be asserted. These matters may arise in the ordinary course and conduct of our business, as well as through the disposition of product lines such as the micro array, acquisitions, and some may be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities and as of December 31, 2007, we have no significant accrual for any pending claims.

In the normal course of business we have been and may continue to be subject to litigation incidental to our business, such as claims related to customer disputes, employment practices, including layoffs, product liability, professional liability, warranty or patent infringement. Responding to litigation matters, regardless whether it has

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

merit can be expensive and disruptive to normal business operations. As litigation is inherently uncertain, we cannot predict the outcome of such matters. We can provide no assurance that the ultimate outcome either individually or in the aggregate will not have an adverse effect on our business or financial results.

7. Related Party Transactions

FasTraQ, Inc.

In June 2005, we signed a letter of agreement with FasTraQ, Inc. (“FasTraQ”) for the development of a certain future product. Our Chief Executive Officer and Chairman of the Board, Mr. Birndorf, is a director and an investor in FasTraQ. In October and December 2005 we amended this letter of agreement. As a result of this agreement and related amendments, we made an initial non-refundable payment of $500,000 in 2005 to begin the initial development of this product. As of December 31, 2005, we expensed the initial $500,000. In February 2006, we converted this letter of agreement into two executed contracts, a Development and License Agreement and a Collaboration Agreement. In February 2006, we committed to provide FasTraQ up to an additional $500,000 in funding based on certain milestones, of which $200,000 was paid in 2006 and expensed into research and development. There were no additional funds provided to FasTraQ during 2007.

Consulting Agreement with Board member

In October 2006, we signed a consulting agreement with Mr. Dreismann, one of our Board members, and the agreement was amended in November 2006, and again in September 2007. Mr. Dreismann received $60,000 and $20,000 in compensation under this agreement during 2007 and 2006, respectively. Total compensation under the agreement is capped at a maximum of $5,000 per month.

Fisher Development Agreement

On August 3, 2006, we entered into research and development collaboration arrangements with Thermo Fisher Scientific Inc., (“Fisher”) a related party, that owns approximately 5.7 million shares of our common stock, and Athena Diagnostic, a wholly-owned subsidiary of Fisher. We agreed to share certain technology and patent rights related to the development, manufacture and marketing of new molecular diagnostic products. On August 9, 2006, we entered into an exclusive distribution agreement with Fisher. There were approximately $265,000 and $42,000 of sales under this agreement in the years ended December 31, 2007 and 2006, respectively.

In February 2008, we entered into a distribution and license agreement with Fisher under which we will provide certain distribution and technology access rights to Fisher. As part of the agreement, Fisher has agreed to fund a development program related to the development, manufacture and marketing of new molecular diagnostic products on a cost incurred based. Upon commercial launch of the new products, Fisher has agreed to certain minimum purchases over a six-year period.

8. Employee Benefit Plans

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

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

shares available for future grants: Nanogen’s 1997 Stock Incentive Plan (“1997 plan”), and Epoch’s 2003 Stock Incentive Plan (“2003 plan”).

As of December 31, 2007 and 2006, the cumulative amount of shares initially reserved, or subsequently approved by stockholders, for all option plans totaled approximately 20.7 and 16.1 million, respectively. Of this amount, outstanding stock options and restricted stock totaled approximately 8.5 million and 9.2 million, and approximately 5.2 million and 0.9 million shares were available for future grants as of December 31, 2007 and 2006, respectively.

Active Equity Incentive Plans (Containing Shares Available for Grant)

In August 1997, the Board of Directors adopted the 1997 Plan, under which, as amended, 16.2 million shares were reserved for issuance. Of this amount, outstanding stock options and restricted stock totaled approximately 6.8 million, and approximately 4.6 million shares were available for future grants as of December 31, 2007. As part of the acquisition of Epoch on December 16, 2004, we assumed Epoch’s 2003 Plan. The 2003 Plan had approximately 2.0 million shares reserved for issuance. Of this amount, outstanding stock options totaled approximately 1.7 million and approximately 378,000 were available for future grants as of December 31, 2007. In addition, the 2003 Plan has an evergreen provision that provides for annual increases in the number of shares available for issuance annually on January 1. This increase is based on a percentage of fully diluted outstanding shares; however, it is limited to a maximum annual increase of approximately 350,475 shares. On January 1, 2007, based on Epoch’s 2003 Plan’s evergreen provision, an additional 350,475 options of our common stock became available for grant.

Stock Option Grants (Excluding Performance Options)

Employees vest in stock option awards ratably over the service term, generally between two and four years. Outstanding stock options generally have a term of 10 years from the date of grant. The exercise price of the stock options granted under the plans have historically been issued at an exercise price equal to the fair market value of our stock on the date of grant. However, our 1997 Plan provides us the ability to issue certain stock options with an exercise price of greater or equal to 85% of the fair market value of our common stock on the date of grant. Stock options expire after a period not to exceed ten years, except in the event of termination, whereupon vested shares must be exercised generally within 90 days under the 1997 Plan and within a time frame specified by the plan administrator (the plan administrator’s policy is 90 days) under the Epoch plans, or upon death or disability, where an extended twelve-month exercise period is specified in the 1997 Plan. All of our issued stock options are exercisable only after they vest. The vesting period varies with the type of award.

Approximately 1,143,280 stock options were granted during the year ended December 31, 2007. The fair value for each stock option granted was estimated at the date of grant using the Black-Scholes option-pricing model, using the following assumptions which are based on type of option award and stratified by employee classification:

Vesting period	Expected life in years	Risk-Free Interest Rate	Volatility	Dividend Yield	Pre-vesting cancellation rate
Four-year vesting period with a one-year cliff, thereafter monthly vesting	5.2-5.7	4.36-5.08%	85.2%	0%	10.78%
Two-year vesting period with a six-month cliff, thereafter monthly vesting	5.0-5.8	4.36-5.08%	85.2%	0%	10.78%
Four-year vesting period with monthly vesting	5.8-6.7	4.36-5.08%	85.2% - 89.24%	0%	—

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

The weighted average estimated fair value of stock options granted during the year ended December 31, 2007 was $1.00. At December 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $3.1 million, which is expected to be recognized over a weighted average period of 1.5 years. In the year ended December 31, 2007, $200,000 in share-based compensation expense was capitalized as inventory overhead.

The following table summarizes stock option activity, in all plans, excluding performance options, through December 31, 2007:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	7,709,313	$5.00
Granted	1,143,280	$1.34
Exercised	—	$—
Cancelled	(1,180,050)	$6.06

Outstanding at December 31, 2007	7,672,543	$4.29	6.38	$—
Vested and Exercisable at December 31, 2007	6,056,490	$4.87	5.71	$—

In the year ended December 31, 2006, the total intrinsic value of the stock options exercised was $128,000. In addition, we received $72,000 in cash from our employees for the exercise of these stock options and we recorded no related tax benefits. There were no stock option exercises during 2007.

Restricted Stock Units

On July 29, 2005, we granted 402,250 restricted stock units to certain employees under the 1997 plan at a fair value of $4.40 per restricted stock unit. The restricted stock units had a two-year cliff vesting period and were converted into our common shares on July 29, 2007. In the years ended December 31, 2007 and 2006 this resulted in $516,328 and $874,000, respectively, in amortization of stock based compensation which is included in our loss from operations.

On December 12, 2006, we granted 300,000 restricted stock units to certain employees under the 1997 plan at a fair value of $2.09 per restricted stock unit. The restricted stock units vest monthly through December 2008. In the years ended December 31, 2007 and 2006 this resulted in $296,000 and $16,000, respectively, in amortization of stock based compensation which is included in our loss from operations.

On August 2, 2007, we granted 82,500 restricted stock units at a fair value of $1.33 per restricted stock unit. The restricted stock units have a two-year cliff vesting period and will become convertible into common shares on August 2, 2009. In the year ended December 31, 2007, this resulted in $22,000 in amortization of stock-based compensation which is included in our loss from operations.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

As of December 31, 2007 and 2006, we had 217,500 and 686,750 non-vested restricted stock units outstanding with a weighted-average grant date fair value of $1.61 and $3.39, and an aggregated unrecognized compensation expense of $362,000 and $1.1 million, respectively.

Performance Options

In June 2007 and in December 2006, we issued 1,950,000 and 990,000 performance options with an exercise price of $1.39 and $2.09, respectively, to our executives and key members of management. These options vest when these individuals meet specific performance targets and align the interest of our employees with specific internal goals over a wide-range of the Company’s operations. The June 2007 options vest over a four-year period if specific performance criteria are met and have a ten year contractual term. The December 2006 options vest based on achieving specific performance goals and have a ten year contractual term. We evaluated the probability of meeting the performance objectives in the June 2007 awards and recognized approximately $27,000 through December 31, 2007 as compensation expense. We did not recognize any compensation expense associated with the December 2006 performance options, because we determined that it was unlikely, with our current resources, these individuals could meet their specific performance objectives within the vesting period. We evaluate the probability of each performance option vesting on a quarterly basis and, if required, begin expensing the fair value of the award.

The grant date fair value of each June 2007 and December 2006 option was $1.02 and $1.77, respectively. As of December 31, 2007, there was no intrinsic value of the options; however, there was an aggregate unrecognized compensation expense of $2.0 million and $1.8 million for the June 2007 and December 2006 grants, respectively.

Employee Stock Purchase Plan

In 1997, the Board of Directors approved the Employee Stock Purchase Plan (ESPP), as amended, under which 1.1 million shares of common stock were authorized for issuance. The ESPP permits eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 15% of the employee’s base salary subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair value of the stock at either the beginning of the applicable “offering period” or the last day of the accumulation period. Each offering period is 24 months, with new offering periods commencing every six months, and an accumulation period is six months in duration. For the year ended December 31, 2007, we issued 146,436 shares under the ESPP plan and recognized approximately $62,000 in stock-based compensation expense. At December 31, 2007, approximately 195,595 shares were reserved for future issuance.

401(k) Plan

We have a 401(k) defined contribution savings and retirement plan (the “Plan”). The Plan is for the benefit of all qualifying employees and permits employees to make voluntary contributions up to a maximum of 20% of their base salary, subject to certain limitations. The Compensation Committee of the Board of Directors (“Compensation Committee”) may, at its sole discretion, approve matching contributions. For the years ended December 31, 2007, 2006 and 2005, the Compensation Committee approved a match in the form of our common stock equal to 25% of employee contributions subject to a four year vesting period from the employee’s date of hire. This resulted in approximately $66,000, $141,000, and $209,000 in stock based compensation expense for the years ended December 31, 2007, 2006 and 2005, respectively. On September 8, 2006, we issued 89,803 shares from our treasury stock and 3,124 shares from our 1997 Stock Incentive Plan as a result of this matching contribution.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Stock Bonus Plan

In 2002, the Board of Directors adopted, and the stockholders approved, a Stock Bonus Plan (the “Bonus Plan”) under which 250,000 shares of common stock were authorized for issuance in the form of restricted shares as a portion of our annual bonuses to employees. The Board of Directors is required to approve all issued shares under the Bonus Plan. There were no shares earned under the Bonus Plan in the years ended December 31, 2007, 2006 or 2005. There are 178,390 shares available for grant as of December 31, 2007.

Shares Reserved for Future Issuance

The following shares of common stock, including restricted stock are reserved for future issuance at December 31, 2007:

Conversion of debt	15,748,030
Warrants outstanding	20,456,199
Stock options outstanding	7,672,543
Performance options outstanding	2,940,000
Stock options available for grant	5,023,847
Restricted stock units	238,000
Stock bonus plan	178,390
Employee stock purchase plan	195,595

52,452,604

Shares reserved for future issuances related to warrants outstanding include:

Description	Amount	Accounting Method	Antidilution Repricing	Expiration Date	Exercise Price
Joint venture agreement	323,850	Equity	No	6/08	$5.61
Private financing in 2003	424,243	Equity	No	9/08	$4.75
Private financing in 2005	1,020,628	Equity	No	9/10	$4.00
Assumed in acquisitions	381,312	Liability	Yes	2/09	$6.33
Equity financing in 2007	983,333	Liability	Yes	2/12	$1.14
Convertible debt financing in 2007	17,322,833	Liability	Yes	8/12	$1.14

	20,456,199

We evaluated the application of SFAS 133 and EITF 00-19 for all of our warrants, and it was determined that certain of the warrants to purchase common stock issued by the company were derivatives that we are required to account for as free-standing derivative instruments under GAAP. According to the guidance in EITF 00-19, contracts requiring net-cash settlement are assets or liabilities and contracts that require settlement in shares are equity instruments. In addition, application of EITF 00-19 requires that all contracts be initially measured at fair value and subsequently accounted for based on the current classification and the assumed or required settlement method.

We have determined that of the 20,456,199 shares reserved for future issuances related to warrants outstanding, warrants for 18,687,478 shares contain a provision that would require net cash settlement in the event of a change of control. Accordingly, these shares were classified as liabilities on our balance sheet and

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

valued at each fiscal period end date using the Black-Scholes or other appropriate valuation model. Additionally, some of our warrant agreements contain antidilution repricing provisions which require us to reprice these warrants if additional warrants are issued at lower exercise prices at later dates.

9. Stockholder Rights Plan

In 1998, the Board of Directors adopted a Stockholder Rights Plan which provides for a dividend of one Preferred Stock Purchase Right (“Right”) for each share of common stock to stockholders of record on November 30, 1998. Each Right will entitle stockholders to buy one one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $50.00, subject to antidilution adjustments. The Rights will become exercisable only if a person or group becomes the beneficial owner of 15% or more of the common stock, or commences a tender or exchange offer which would result in the offer or beneficially owning 15% or more of common stock, which is not approved by our Board of Directors. The Board of Directors is entitled to redeem the Rights at $0.01 per Right at any time prior to the public announcement of the existence of a 15% holder. If not earlier terminated or redeemed, the Rights will expire on November 17, 2008.

10. Treasury stock

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

As of December 31, 2007 and 2006, we held a total of 416,027 treasury shares at a cost of $771,000.

11. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

On July 13, 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

an uncertain income tax position on the income tax return must be recognized at the largest amount that is more- likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at December 31, 2007 that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s balance sheets at December 31, 2007 and 2006 and has recognized $0 in interest and/or penalties in the statement of operations for the year ended December 31, 2007.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years from 1992 and forward are subject to examination by the Federal and California and various other taxing authorities due to the carryforward of unutilized net operating losses and research and development credits.

Although the Company has determined that an ownership change had not occurred through June 30, 2007 based on analysis performed during adoption of FIN 48, it is possible that an ownership change occurred subsequent to that date. Certain owners are not required to submit ownership change information with the Securities and Exchange Commission until mid-February 2008. The Company plans to update its Section 382 analysis based on this information for the limitation of the net operating loss and research and development credit carry forwards.

Until this analysis has been updated, the Company has removed the deferred tax assets for net operating losses of $111.6 million and research and development credits of $15.4 million generated through 2007 from its deferred tax asset schedule and have recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Significant components of the Company’s deferred tax assets for federal and state income taxes at December 31, 2007 and 2006 are shown below. A valuation allowance has been established as realization of such deferred tax assets has not met the more likely than not threshold requirement under SFAS 109.

	Years Ended December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$10,678	$113,370
Research and development credits	—	13,329
Capitalized research expenses	14,472	13,804
Accrued expenses	484	485
Basis difference in intangibles	1,666	1,056
Basis difference in assets	3,272	2,600
Other, net	16,210	6,748

Total deferred tax assets	46,782	151,392
Valuation allowance for deferred tax assets	(44,587)	(148,553)

Net deferred tax assets	2,195	2,839
Deferred tax liabilities:
Basis difference in intangibles	(2,195)	(2,839)

Net deferred tax assets	$—	$—

We have established a valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets. We periodically evaluate the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced. We have recorded a valuation allowance of $44.6 million as of December 31, 2007 to reflect the estimated amount of deferred tax assets that may not be realized. We decreased our valuation allowance by approximately $103.9 million for the year ended December 31, 2007 due to the derecognition of deferred tax assets of an equal amount relating to NOL and credits on which we have not concluded the impact of any change in control.

As of December 31, 2007, we had federal, state and foreign net operating loss, or NOL, carryforwards of approximately $300.3 million, $165.2 million and $33.3 million, respectively. If not utilized, the net operating loss carryforwards will continue expiring in 2008 for federal purposes, 2008 for state purposes, and 2008 for foreign purposes. As of December 31, 2007, we had both federal and state research and development tax credit carryforwards of approximately $10.4 million and $7.6 million, respectively. The federal tax credits will continue expiring in 2008 unless utilized and the state tax credits carryforward indefinitely.

12. Collaborative Alliances

Hitachi, Ltd., Nissei Sangyo Co. Ltd. and Hitachi Instruments Service Co. Ltd.- Research agreement

In 2000, we executed a research agreement with Hitachi, Ltd., Nissei Sangyo Co. Ltd. and Hitachi Instruments Service Co. Ltd. of Japan (collectively, “Hitachi”) to develop, manufacture and distribute potential products based on our proprietary technologies. Pursuant to the terms of the agreement, both of us are required to contribute cash over the period of the agreement toward the research and development efforts. We are required to repay, without interest, 50% of the funding Hitachi has contributed toward the development effort over an

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

indefinite period of time. Repayment amounts are 2% of our gross micro array instrument platform’s consumable cartridge sales until the liability is paid in full. At December 31, 2007 and 2006, we owed approximately $4.9 million to Hitachi which is recorded in other long-term obligations. In 2003, in accordance with the terms of the agreement, Hitachi exercised its right to terminate the collaborative research agreement. The termination of this agreement did not accelerate the repayment due Hitachi.

Princeton BioMeditech Corporation

We are party to a distribution agreement, a manufacturing agreement and a development agreement with Princeton BioMeditech Corporation (“PBM”) to jointly develop and market various point-of-care tests for certain biomarkers and protein targets.

We are jointly developing a point-of-care instrument that incorporates PBM’s proprietary technology, our proprietary reagents and an exclusive license between us and Roche Diagnostics GmbH. PBM is responsible for the development of a reasonably priced instrument that uses our reagents to determine the amount of target NT-proBNP present in a patient. In addition, PBM is required to obtain the regulatory approval of the instrument and will own these approvals. We will fund a certain percentage of the development cost of the instrument, up to an agreed upon maximum amount which is not material to our financial statements. In addition, we are required to develop and manufacture the reagents used in the instrument and supply them to PBM. We also have to conduct the testing of our reagents required to obtain regulatory approval to market and sell them. We will own these regulatory approvals. Further, we will share revenues associated with this point-of-care instrument with the majority of revenues being allocated to the party responsible for selling, marketing and distributing the instrument within a specific geographic territory. Each party will be responsible for its own manufacturing, sales and marketing expenses and both parties are required to provide each other a forecast of expected demand for each others products (reagents or instruments).

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

Jurilab LTD

In a series of investments from July 2005 through June 2006, we invested approximately $3.0 million to purchase 29.7% of the outstanding stock of Jurilab. In addition, we had the option to purchase the entire company at not-to-exceed prices through December 31, 2007. Based on our initial analysis of the investment agreement, we were the primary beneficiary under FIN 46(R), and were required to consolidate Jurilab’s financial statements. In July 2007 an additional equity investment by a new investor resulted in reconsideration of our position as the primary beneficiary. Based on this reconsideration event, we are no longer the primary beneficiary under FIN 46(R), and are no longer required to consolidate Jurilab’s financial statements. Our 2007 results of operations include the results of Jurilab through July 2007, at which point Jurilab was deconsolidated from our balance sheet. As a result of recording losses in excess of our investment, a gain on deconsolidation was recorded at the time of deconsolidation.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Included in our consolidated balance sheet at December 31, 2007 and 2006 were the net liabilities (in thousands “As Restated”) of Jurilab:

	December 31, 2007	December 31, 2006
		“As Restated”
Cash	$—	$743
Restricted cash	—	660
Other assets	—	589
Deferred revenues	—	(2,639)
Debt obligations	—	(7,780)
Other long-term liabilities	—	(922)

Net liabilities	$—	$(9,349)

Consolidation of Jurilab’s results of operations included the following (in thousands “As Restated”):

	For the year ended December 31, 2007	For the year ended December 31, 2006
		“As Restated”
Net sales	$578	$47
Cost of product sales	—	(108)
Research and development expense	(3,636)	(4,986)
Gain on deconsolidation of variable interest entity	12,686	—
Other loss	(334)	(518)
Noncontrolling interests share of losses in VIE	—	2,618

Net income (loss)	$9,294	$(2,947)

Immediately prior to deconsolidation, Jurilab’s net liabilities on our consolidated balance sheet totaled $12.3 million. This net liability was deconsolidated from our equity as follows (in thousands “As Restated”):

Net liabilities at July 24, 2007	$(12,320)
Elimination of cumulative foreign exchange translation adjustments	373
Gain on deconsolidation of variable interest entity	12,686

Equity method investment in Jurilab established at the date of deconsolidation	739
Our share of Jurilab’s losses subsequent to deconsolidation	(739)

Equity method investment in Jurilab at December 31, 2007	$—

13. Licensed Technology

As a result of the 2004 acquisition of SynX, we gained access to a cross-licensing agreement between Roche Diagnostics, Inc. (“Roche”) and SynX entered into in 2003. We have a non-exclusive world-wide license relating to the development, manufacture and marketing in the field of point-of-care diagnostics of immunoassays that detect the congestive heart failure marker NT-proBNP. As part of the cross-license agreement, we granted Roche a non-exclusive world-wide license on the technology relating to the development, manufacture and marketing of immunoassays that detect the congestive heart failure marker NT-proBNP.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

14. Contract and Grant Revenue

U.S. Centers for Disease Control and Prevention

In December 2006, the U.S. Centers for Disease Control and Prevention (CDC) awarded us a contract to develop a multi-analyte assay for Influenza. This development program is partnered with HX Diagnostics, Inc., which will commercialize the product upon approval. We were awarded $4.5 million to fund the first two phases of a five-phase development project, and an additional $1.2 million of funding was added in November 2007. If all five phases are funded by the CDC, they may provide us up to $12.5 million in funding over the next three years. Revenue is recognized under these grants as expenses are incurred and totaled $5.5 million and $194,000 for the years ended December 31, 2007 and 2006, respectively.

National Institutes of Health (NIH)

The National Institute of Allergy and Infectious Diseases for the National Institutes of Health (NIH), provides funding for several grants. In July 2002, the Company was awarded a grant which focused on the development of a compact centrifugal micro fluidics based biological warfare agent (BWA) analyzer. In March of 2005 we began phase two of this grant and were awarded an additional $529,000 over a two-year period. In May and September 2003, Nanogen was awarded a second and third grant. The second grant is for the development of a dieletrophorectic (DEP) separator for cell/pathogen separation. The third grant is aimed at developing an on-chip real-time DNA amplification for BWA detection. The total awards of these grants totaled approximately $1.5 million over a four-year period. In July 2005, we were awarded a fourth grant for the diagnosis of Sepsis and community acquired pneumonia for a total of $2.5 million over five years. Revenue is recognized under these grants as expenses are incurred and totaled $557,000, $998,000 and $650,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Bill and Melinda Gates Foundation grant

In July 2005, the University of Washington was awarded a grant from the Bill and Melinda Gates Foundation as lead partner of a consortium, which includes us, to develop a portable device that healthcare workers could pack into remote regions to quickly and easily make life-saving diagnoses. Our portion of this grant is anticipated to be approximately $3.6 million. This consortium will concentrate on meeting the need for an affordable portable device to do point-of-care testing and provide rapid results. Our portion of the revenue under this grant totaled $749,000, $480,000 and $429,000 in the years ended December 31, 2007, 2006 and 2005, respectively.

Medical College of Wisconsin

In September 2006, the Medical College of Wisconsin awarded a sub-award to us for the development of a rapid point-of-care diagnostic for bio-terrorism agents and pandemic influenza in an amount thus far totaling approximately $1.3 million over a 5-year period. Revenue totaled $702,000 for the year ended December 31, 2007.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

15. Segment, Geographic Sales and Significant Customers

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) prescribes the methodology for reporting information on operating segments in interim and annual financial statements. SFAS 131 requires segment information to be reported using the same methodology we use to internally evaluate the operating performance of our company. As of December 31, 2007, 2006 and 2005, we have identified two reporting units for the purpose of our goodwill testing and a limited amount of internal reporting; however, our chief operating decision-maker’s strategy is to penetrate the in vitro diagnostic market segment with our various product lines. Therefore, our chief decision maker views our operating results as a consolidated business and makes strategic operational decisions as if we are operating in a single operating segment.

Geographic Information

We have product sales revenue by region as follows for the years ended December 31, (in thousands):

	2007	2006	2005
Customer Location:
North America	$5,202	$7,390	$4,155
Europe	17,665	8,606	389

Total	$22,867	$15,996	$4,544

Revenue from customers representing 10% or more of total revenue during years ended December 31 is as follows:

	2007	2006	2005
License fees:
Applied Biosystems, Inc.	16%	23%	45%
Contract and grants:
Center for Disease Control (CDC)	14%	—	—

16. Stock transactions

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

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

17. Lease Termination

In November 2001, SynX Pharma, Inc. entered into a lease of a 50,000 square foot building at 15 Marmac Drive in Toronto, Canada. In April 2004 we acquired Synx Pharma. As a result of the acquisition of the assets of Spectral Diagnostics in February of 2006 (also located in Toronto), we have been operating two Toronto locations. As part of our plan to consolidate operations to improve efficiencies and reduce cost, a lease termination notice was given to the landlord of 15 Marmac Drive, triggering lease termination related expenses of approximately $2.4 million during 2007. The most significant item included in the total termination expenses recognized was a lease termination penalty of $1.7 million which has been paid during 2007. The lease termination related expenses are reflected in the financial statements in general and administrative expenses.

18. Subsequent Events

Convertible Note Restructuring

On March 13, 2008, we entered into an Amendment and Exchange Agreement (the “Exchange Agreement”) with holders (the “Holders”) of our 6.25% Senior Convertible Notes due 2010 issued on August 27, 2007. Pursuant to the Exchange Agreement, the Holders will exchange an aggregate $12,917,000 in principal amount of the Notes (the “Exchange Offer”) with our 9.75% Senior Secured Convertible Notes due 2010 (the “New Notes”) with an aggregate principal amount of $15,500,400. The New Notes are convertible initially into an aggregate of 22,784,653 shares of common stock of our common stock at an initial conversion price of $0.6803 per share. The Exchange Offer is made pursuant to an exemption from registration requirement under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”). Neither the New Notes nor shares of Common Stock issuable upon conversion of the New Notes are registered under the Act.

The Notes were issued in our debt financing transaction (the “August 2007 Debt Financing”) pursuant to the Indenture, dated August 27, 2008, between us and The Bank of New York Trust Company, N.A. as trustee (the “Trustee”), as modified by the First Supplemental Indenture, dated August 27, 2008 between us and the Trustee (the “Indenture”). Upon consummation of the Exchange Offer, Notes in an aggregate principal amount of $7,000,000 will remain outstanding under the Indenture. Upon closing of the Exchange Offer, the conversion price of remaining Notes and the exercise prices of certain warrants issued to the Holders in the August 2007 Debt Financing were adjusted, in accordance with the terms of the documents governing the securities to an amount equal to $0.6803. In addition, we agreed to pay Holders certain tax gross up payments and legal fees incurred as a result of the Exchange Offer.

In connection with the Exchange Offer, on March 13, 2008, we and each Holder entered into a Consent and Agreement, pursuant to which each Holder consented to a potential sale of certain royalties, effective upon the closing of the Exchange Offer. The Consent and Agreement also approves that certain Second Supplemental Indenture to be entered into by us and Trustee on or prior to closing of the Exchange Offer, for the purpose of making certain technical amendments to the Indenture in order permit us to consummate the potential sale of certain royalties, and to revise the terms in the Indenture, including certain covenants, in order to conform to the terms of the New Notes.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

To secure its obligations under the New Notes, the Company entered into a Security Agreement with Portside Growth & Opportunity Fund, as collateral agent, pursuant to which the Company granted a security interest in substantially all of its assets and stock to the collateral agent. Certain assets are excluded from such security interest, including (i) more than 65% of capital stock of foreign subsidiaries of the Company; (ii) receivables sold pursuant to a factoring agreement with GE Capital Finance S.p.A. in Italy; (iii) intellectual property assets securing the obligations of the Company and its subsidiaries under certain royalty sales transaction; (iv) cash collateral securing the letter of credit for the benefit of Holders, and (v) assets covering certain permitted liens set forth in the terms of the New Notes. The Security Agreement contains customary representations, warranties and covenants.

Sale of Royalties

On March 28, 2008, we entered into a new Royalty Interest Assignment Agreement with DRT in which we received a payment of $10 million in exchange for assigning royalty rights under a license agreement with Applied Biosystems, Inc. from and after January 1, 2012. In September 2006, the Company had entered into an agreement with DRT which assigned the royalty rights through 2011, see Note 6.

In connection with this transaction, on March 28, 2008, we entered into a Supplemental Royalty Interest Assignment Agreement with DRT (“The March 08 Amendment”). This agreement amended the original assignment of royalty interests to DRT which was entered into in September 2006 related to the same license agreement with Applied Biosystems, Inc. whereby we received $20 million for the assignment of royalty rights through December 31, 2011. The March 2008 Amendment resulted in the elimination of the minimum undiscounted payments which had originally been guaranteed by us. We agreed to forgo any participation in future cash flows that we would have been entitled to under the original agreement. These guarantees had totaled $17.6 million as of December 31, 2007 and were included in our balance sheet as a combination of current and long term liabilities under the caption “assigned royalty interests obligations.” No cash consideration was paid by us related to the settlement of this liability.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

19. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the years ended December 31, 2007 and 2006 are as follows (in thousands, except per share data):

	1st Quarter(2)	2nd Quarter(2)	3rd Quarter(2)	4th Quarter(2)
2007 (As Restated)
Revenues	$9,653	$10,315	$8,368	$9,847
Costs and expenses	20,962	24,068	26,145	20,755
Loss from operations	(11,309)	(13,753)	(17,777)	(10,908)
Net loss	(11,930)	(14,619)	(901)	(6,495)
Net loss per share—basic and diluted(1)	$(0.17)	$(0.20)	$(0.01)	$(0.09)
2006 (As Restated)
Revenues	$4,352	$6,311	$7,505	$8,684
Costs and expenses	16,428	20,233	19,061	19,623
Loss from operations	(12,076)	(13,922)	(11,556)	(10,939)
Net loss	(11,140)	(12,934)	(11,371)	(11,287)
Net loss per share—basic and diluted(1)	$(0.20)	$(0.21)	$(0.17)	$(0.16)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.
(2)	Quarterly results reflect the impact of the restatement relating to Jurilab (See Note 2).