Form 10-Q
period 2008-03-31
NANOGEN INC
filed 2008-05-12
CIK 1030339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 26, 2008, were as follows:

Class	Number of Shares
Common Stock, $0.001 per share par value	74,459,642

NANOGEN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NANOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,528	$5,806
Short-term investments	300	1,450
Receivables, net	17,384	14,821
Inventories, net	2,647	2,267
Other current assets	2,288	1,840

Total current assets	33,147	26,184
Property and equipment, net	7,243	6,662
Acquired technology rights and intangibles, net	14,148	14,905
Restricted cash	9,437	9,626
Other assets, net	1,359	2,011
Goodwill	39,019	38,963

Total assets	$104,353	$98,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,383	$15,600
Deferred revenues	6,586	663
Conversion feature of convertible debt	4,201	664
Current portion of assigned royalty interests obligation	—	2,868
Common stock warrants	3,194	1,708
Current portion of debt obligations	6,083	4,868

Total current liabilities	39,447	26,371
Debt obligations, less current portion	14,785	8,139
Long-term deferred revenues	22,492	—
Sponsored research payable	4,848	4,848
Long-term assigned royalty interests obligation	—	14,711
Other long-term liabilities	2,871	2,778

Total long-term liabilities	44,996	30,476
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at March 31, 2008 and December 31, 2007; no shares issued and outstanding at March 31, 2008 or December 31, 2007	—	—
Common stock, $0.001 par value, 135,000,000 shares authorized at March 31, 2008 and December 31, 2007; 73,353,962 and 73,218,128 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	73	73
Additional paid-in capital	441,157	440,583
Accumulated other comprehensive income	3,029	2,237
Accumulated deficit	(423,578)	(400,618)
Treasury stock, at cost, 416,027 shares at March 31, 2008 and December 31, 2007	(771)	(771)

Total stockholders’ equity	19,910	41,504

Total liabilities and stockholders’ equity	$104,353	$98,351

See accompanying notes.

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Product sales	$8,070	$6,084
License fees and royalty income	1,762	1,241
Contracts and grants	852	2,328

Total revenues	10,684	9,653
Costs and expenses:
Cost of product sales (excluding amortization of purchased intangibles)	4,838	4,830
Research and development	4,186	6,512
Selling, general and administrative	8,727	8,853
Amortization of purchased intangible assets	934	767

Total costs and expenses	18,685	20,962

Loss from operations	(8,001)	(11,309)
Other income (expense):
Interest income	336	538
Interest expense	(1,910)	(1,143)
Other expense	(229)	(28)
Loss on extinguishment of debt	(10,221)	—
Warrant and conversion rights valuation adjustments	(2,911)	10
Gain (loss) on foreign currency transactions	(26)	2

Total other income (expense)	(14,961)	(621)

Net loss	$(22,962)	$(11,930)

Net loss per share—basic and diluted	$(0.31)	$(0.17)

Number of shares used in computing net loss per share—basic and diluted	73,277	70,496

See accompanying notes.

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(22,962)	$(11,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,889	1,803
Other asset impairment and non-cash charges	100	97
Accretion related to short-term investments	—	20
Stock-based compensation expense	540	1,132
Warrant valuation and conversion right adjustment	2,911	(10)
Loss on extinguishment of debt	10,221	—
Accretion of long-term debt	717	81
Increase (decrease) in cash caused by changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables, net	(1,683)	(3,081)
Inventories, net	(263)	229
Other current and long-term assets	(1,381)	(241)
Accounts payable and accrued liabilities	3,887	253
Deferred revenue and other long-term liabilities	11,564	(109)

Net cash provided by (used in) operating activities	5,540	(11,756)

Investing activities:
Purchase of short-term investments	—	(12,242)
Proceeds from sale and maturities of short-term investments	1,078	13,700
Acquisition of business, net of cash acquired	—	(2,001)
Proceeds from the conversion of restricted cash to cash	271	3,103
Purchase of equipment and technology rights	(1,052)	(746)

Net cash provided by investing activities	297	1,814

Financing activities:
Principal payments on capital lease obligations	(147)	(179)
Principal payments on debt obligations	(80)	—
Proceeds from capital lease obligations	—	62
Payments on receivable financing	(1,876)	—
Proceeds from debt financing secured by receivables	1,828	296
Principal payments on assigned royalty interests obligation	(738)	(419)
Proceeds from debt obligations of variable interest entity	—	712
Issuance of common stock	—	7,069

Net cash provided by (used in) financing activities	(1,013)	7,541

Effect of exchange rate changes	(102)	(49)

Net increase (decrease) in cash and cash equivalents	4,722	(2,450)
Cash and cash equivalents at beginning of period	5,806	11,261

Cash and cash equivalents at end of period	$10,528	$8,811

See accompanying notes.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

1. Summary of Significant Accounting Policies

Organization and Business Activity

Nanogen, Inc. (the “Company”) was incorporated in California in November 1991 and, in November 1997, was reincorporated in Delaware. We are in the business of developing, manufacturing, and selling diagnostic products for use in the in vitro diagnostic (IVD) market.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of March 31, 2008, consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which in the opinion of management are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2008 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company has incurred net losses of $23.0 million, for the three months ended March 31, 2008, and has an accumulated deficit of $423.6 million as of March 31, 2008. Based on the Company’s operating plan, its existing working capital is not sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, and working capital requirements through December 31, 2008 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company’s plan to address the expected shortfall of working capital is to generate additional financing through a combination of financing sources (in addition to the monetization of intellectual property disclosed in Note 8), equity, or debt, and incremental product sales. If the Company is unsuccessful in raising sufficient additional capital from any of these sources, it will have to defer, reduce, or eliminate certain planned expenditures. The Company will continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

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

For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements included in the Nanogen, Inc. Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.

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

Product sales

We sell our commercial products under various sales programs directly to end users through various distribution channels.

Revenue from product sales is recognized when we receive a purchase order, have shipped the product and title has passed to the customer (f.o.b. shipping point in the United States or Delivery Duty Paid at the customer’s site) and collection is reasonably assured. In transactions where a right-of-return exists, we defer our revenue recognition until the customer has accepted our product and the right-of-return period has lapsed.

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

Long-Lived Assets

Quarterly we assess our long-lived assets (excluding goodwill) for indicators of impairment using the methodology prescribed in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During our assessments, if there are indicators of impairment related to our long-lived assets, we are required to determine that the carrying value of the assets can be recovered through undiscounted future cash flows. If the carrying value of the asset can not be recovered, we are required to write down the value of the long-lived asset to its fair value. We had no impairment losses in the three months ended March 31, 2008 and 2007.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair valued measurements on earnings. SFAS No. 157 applies whenever standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007.

The Company adopted this statement for financial assets and liabilities measured at fair value effective January 1, 2008. There was no financial statement impact as a result of adoption. In accordance with the guidance of FASB Staff Position No. 157-2, the Company has postponed adoption of the standard for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning after November 15, 2008. The Company does not anticipate adoption will have a material impact on its consolidated financial position, results of operations or liquidity. See Note 9 for more information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

The Company adopted this statement effective January 1, 2008. During the first quarter of 2008, the Company did not elect fair value as an alternative measurement for any financial instruments not previously carried at fair value.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141 (Revised 2007)). SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company does not expect the adoption of this statement will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements: an Amendment to ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, it requires the recognition of a noncontrolling interest as equity in the consolidated financial statements which will be separate from the parent’s equity. SFAS No. 160 is effective for fiscal years and interim periods in those fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The Company does not expect the adoption of this statement will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, the Standard will have no impact on the Company’s results of operations or financial position.

2. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires us to report, in addition to net loss, comprehensive loss and its components. A summary is as follows (in thousands):

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Comprehensive loss:
Net unrealized gain / (loss) on short-term investments and other investments	$29	$(4)
Foreign currency translation adjustment	764	(49)
Net loss	(22,962)	(11,930)

Comprehensive loss	$(22,169)	$(11,983)

3. Commitments and Contingencies

Restricted Cash

We have restricted cash representing cash, cash equivalents and short term investments. $7.3 million of restricted cash is security for our convertible debt obligation and the balance is pledged in lieu of cash deposits primarily for facility lease deposits. Restricted cash balances were approximately $9.4 million and $9.6 million at March 31, 2008 and December 31, 2007, respectively.

Litigation

We may be subject to potential liabilities under various claims and legal actions that may be asserted. These matters may arise in the ordinary course and conduct of our business, as well as through the disposition of product lines such as the micro array. These matters may be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities and as of March 31, 2008. We have no significant accrual for any pending claims.

In the normal course of business we have been and may continue to be subject to litigation incidental to our business, such as claims related to customer disputes, employment practices, including layoffs, product liability, professional liability, warranty or patent infringement. Responding to litigation matters, regardless whether it has merit can be expensive and disruptive to normal business operations. As litigation is inherently uncertain, we cannot predict the outcome of such matters. We can provide no assurance that the ultimate outcome either individually or in the aggregate will not have an adverse effect on our business or financial results.

Debt Obligations

In August 2007, we entered into a definitive agreement for the sale and issuance of $20 million in aggregate principal amount of unsecured senior convertible notes (“Notes”) which were convertible initially into an aggregate of up to 15,748,030 shares of our common stock. In addition, upon conversion we are required to issue an additional number of shares representing present value of future interest. The Notes bear interest at 6.25% per annum and interest is accrued and payable on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted are repayable in cash in August 2010. The Notes were issued in our debt financing transaction (the “August 2007 Debt Financing”) pursuant to the Indenture, dated August 27, 2007, between us and The Bank of New York Trust Company, N.A. as trustee (the “Trustee”), as modified by the First Supplemental Indenture, dated August 27, 2007 between us and the Trustee (the “Indenture”)

On March 13, 2008, we entered into an Amendment and Exchange Agreement (the “Exchange Agreement”) with holders (the “Holders”) of the Notes. Pursuant to the Exchange Agreement, the Holders exchanged an aggregate $12,917,000 in principal amount of the Notes (the “Exchange Offer”) with our 9.75% Senior Secured Convertible Notes due 2010 (the “New Notes”) with an aggregate principal amount of $15,500,400. The New Notes are convertible initially into an aggregate of 22,784,653 shares of common stock of our common stock at an initial conversion price of $0.6803 per share. The Exchange Offer is made pursuant to an exemption from registration requirement under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”). Neither the New Notes nor shares of Common Stock eligible for issue upon conversion of the New Notes are registered under the Act.

Upon consummation of the Exchange Offer, Notes in an aggregate principal amount of $7,000,000 remained outstanding under the Indenture. Upon closing of the Exchange Offer, the conversion price of remaining Notes and the exercise prices of certain warrants issued to the Holders in the August 2007 Debt Financing were adjusted, in accordance with the terms of the documents governing the securities, to an amount equal to $0.6803. In addition, we agreed to pay Holders certain tax gross up payments and legal fees incurred as a result of the Exchange Offer in the amount of $448,000.

In December 2006, we obtained a revolving working capital debt facility for up to approximately $5.2 million secured by our Italian accounts receivable. As of March 31, 2008, our outstanding liability is $4.7 million under this agreement.

We have entered into various debt obligations to provide financing for equipment purchases. There was no additional borrowing available under these agreements as of March 31, 2008. The interest rates on the outstanding notes range from 10.0% to 11.5% per annum with principal and interest due in monthly aggregated payments of approximately $56,000 maturing in 1 to 3 years and are secured by the specific equipment being financed.

4. Financial Statement Details

Receivables

Receivables are comprised of the following (in thousands) as of:

	March 31, 2008	December 31, 2007
	(Unaudited)
Product	$15,788	$11,996
License fees	—	1,100
Contract and grant	1,910	1,993

	17,698	15,089
Allowance for doubtful accounts	(314)	(268)

	$17,384	$14,821

Inventories

Inventories include the cost of material, labor and overhead, and are stated at the lower of average cost, determined on the first-in, first-out method, or market. We periodically evaluate our on-hand inventories and make appropriate provisions for any inventories deemed excess or obsolete.

Inventories consist of the following (in thousands) as of:

	March 31, 2008	December 31, 2007
	(Unaudited)
Raw materials	$5,914	$6,084
Work in process	789	529
Finished goods	4,689	4,813

	11,392	11,426
Reserve for excess and obsolescence	(8,745)	(9,159)

	$2,647	$2,267

Other long-term liabilities

Other long-term liabilities are comprised of the following (in thousands) as of:

	March 31, 2008	December 31, 2007
	(Unaudited)
Deferred rent	$1,823	$1,906
Other	1,048	872

	$2,871	$2,778

Long-term debt

Convertible notes payable

The convertible debt, detachable warrant and conversion rights liabilities (in thousands) are disclosed below:

	March 31, 2008	December 31, 2007
	(Unaudited)
Current Liabilities:
Detachable warrants	$2,990	$1,708
Conversion feature related to convertible debt	4,201	664
Convertible senior secured 9.75% note payable in August 2010	1,014	—
Long Term Liabilities:
Convertible senior subordinated notes payable in August 2010 at interest rate of 6.25%, net of discount	$3,001	$7,824
Convertible senior secured notes payable in August 2010 at interest rate of 9.75%, net of discount	$11,549	$—

9.75% Senior Secured Convertible Notes

On March 13, 2008, we entered into an Exchange Agreement with the Holders of our 6.25% Senior Convertible Notes due 2010 issued on August 27, 2007. Pursuant to the Exchange Agreement, the Holders exchanged an aggregate $12,917,000 in principal amount of the Notes with our New Notes with an aggregate principal amount of $15,500,400. The New Notes are convertible initially into an aggregate of 22,784,653 shares of common stock of our common stock at an initial conversion price of $0.6803 per share. The Exchange Offer was made pursuant to an exemption from registration requirement under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”). Neither the New Notes nor shares of Common Stock eligible for issue upon conversion of the New Notes are registered under the Act.

Upon consummation of the Exchange Offer, Notes in an aggregate principal amount of $7,000,000 remained outstanding under the Indenture. Upon closing of the Exchange Offer, the conversion price of remaining Notes and the exercise prices of certain warrants issued to the Holders in the August 2007 Debt Financing were adjusted, in accordance with the terms of the documents governing the securities, to an amount equal to $0.6803. In addition, we agreed to pay Holders certain tax gross up payments and legal fees incurred as a result of the Exchange Offer.

In connection with the Exchange Offer, on March 13, 2008, we and each Holder entered into a consent and agreement, pursuant to which each Holder consented to a potential sale of certain royalties, effective upon the closing of the Exchange Offer (Consent and Agreement). The Consent and Agreement also approves a second supplemental indenture entered into by us and the Trustee on or prior to closing of the Exchange Offer, for the purpose of making certain technical amendments to the Indenture in order permit us to consummate the potential sale of certain royalties, and to revise the terms in the Indenture, including certain covenants, in order to conform to the terms of the New Notes.

To secure our obligations under the New Notes, we entered into a security agreement pursuant to which we granted a security interest in substantially all of our assets and stock. Certain assets are excluded from such security interest, including (i) more than 65% of capital stock of foreign subsidiaries of the Company; (ii) Amplimedical receivables subject to a factoring agreement; (iii) intellectual property assets securing our obligations and obligations of our subsidiaries under certain royalty assignment transactions; (iv) cash collateral securing the letter of credit for the benefit of Holders, and (v) assets covering certain permitted liens set forth in the terms of the New Notes. The Security Agreement contains customary representations, warranties and covenants.

As of March 31, 2008, we recorded $126,000 in interest expense relating to the 9.75% coupon rate and the amortization of the financing costs. The financing costs of $398,000 are being amortized into interest expense over the term of the New Notes.

Under EITF 96-19, we have determined that the modification of the original definitive agreement was substantial since the discounted cash flows that would have occurred under the modified portion of the Notes differed by greater than 10% from the discounted cash flows associated with the New Notes. Thus the modification of debt under the Exchange Agreement should be accounted for as an extinguishment of debt.

Per APB 26, the difference between the modified debt principal amount, $15.5 million, and the net carrying amount of the extinguished debt, $5.5 million, was recorded as a loss on extinguishment of debt in the first quarter of 2008. In addition, a pro-rata share of unamortized debt issuance costs, $964,000, associated with the Notes was recognized in the same manner. These losses were offset by the write-off of a pro-rata share of the conversion rights, $703,000, associated with the extinguished debt.

We evaluated the New Notes to determine if the embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS 133, and related interpretations including EITF 00-19. As a result of this evaluation, we have identified the conversion rights as a derivative financial instrument that is required to be recorded as a liability.

Upon closing the Exchange Offer, the fair value of the conversion rights of the New Notes of $2.8 million were separated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the New Note as unamortized discount which will be accreted over the term of the New Notes using the effective interest method.

The fair value of the embedded derivative will be accounted for in a similar manner to the embedded derivates that are associated with the original unsecured senior 6.25% convertible notes.

The holders of the New Notes have full-ratchet anti-dilution protection initially for a certain period from the date of funding and weighted average anti-dilution thereafter. Upon conversion of the New Notes whether at our election or the debt holders’ election, we are also required to pay the present value of the future interest payments that would have been made if the conversion had not occurred (“Make Whole Payments”).

6.25% Unsecured Senior Convertible Notes

In August 2007, we entered into a definitive agreement for the sale and issuance of $20 million in aggregate principal amount of Notes which were convertible initially into an aggregate of up to 15,748,030 shares of our common stock. The Notes bear interest at 6.25% per annum and interest is accrued and payable on a quarterly basis. Upon conversion whether at our election or the debt holders’ election, we are also required to pay the present value of the future interest payments that would have been made if the conversion had not occurred (“Make Whole Payments”). We received net proceeds of approximately $18.5 million from the sale of the Notes and warrants after deducting the placement agent fees and estimated offering expenses of $1.5 million. $7.3 million of the proceeds of the Notes has been restricted until our stock price reaches $1.52.

The holders of the Notes have full-ratchet anti-dilution protection for the eighteen months from the date of funding and weighted average anti-dilution thereafter. In March 2008, the conversion price of the Notes and exercise prices of related warrants were adjusted to $0.6803 per share pursuant to the terms of the Exchange Offer.

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

We have agreed, for so long as any Notes or related warrants remain outstanding, that we will not issue or sell, subject to certain exceptions, securities with a conversion or exercise price that varies from the market price of our common stock. In addition, we have agreed that we will not incur additional indebtedness other than in connection with existing indebtedness or other permitted indebtedness, grant liens on our assets other than certain ordinary permitted liens, or make distributions on or repurchase shares of our common stock.

We evaluated the Notes and detachable warrants to determine if these contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS 133, and related interpretations including EITF 00-19. As a result of this evaluation, we identified the detachable warrants and the conversion rights as derivative financial instruments and are required to be recorded as liabilities.

In August 2007, we allocated the proceeds received from the Notes between the underlying debt instruments, conversion rights, and the detachable warrants. At inception, the fair value of the detachable warrants of $6.4 million and the conversion rights of $6.6 million were separated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the Notes as unamortized discount which will be accreted over the term of the Notes using the effective interest method. In the first quarter of 2008, we have recorded $717,000 non-cash interest expense relating to the accretion of this discount.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. The change in fair value is recorded in the statement of operations as “Change in fair value of the detachable warrants and conversion right.” Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The fair value of these warrants on the Notes, and the conversion rights on the Notes and the New Notes are primarily affected by our stock price, but are also affected by our stock price volatility, expected life and interest rates. We recorded approximately $2.9 million of other expense in the first quarter of 2008 related to the change in the fair value of the warrants and the conversion feature on the Notes. This change in fair value was driven by the adjustment of the conversion price of the Notes and the exercise price of the warrants in connection with the consummation with the Exchange Offer as well as by the effect of the increase in our stock price from the end of 2007 to the end of the quarter. Assuming our stock volatility, expected life and the interest rates remain constant, the fair value of the warrants would and we would recognize a charge to earnings if the price of our stock increases. If the price of our stock decreases and our stock price volatility expected life and the risk-free interest rates remain constant, the fair value of the warrants will decrease and we will recognize income.

As of March 31, 2008, we recorded $283,000 in interest expense on the Notes relating to the 6.25% coupon rate and the amortization of the financing costs. As a result of the Exchange agreement, we charged $913,000 of financing costs relating to the Notes to loss on extinguishment of debt. The remaining financing costs of $495,000 are being amortized into interest expense over the term of the remaining Notes. Amortization of financing costs recorded in the first quarter of 2008 totaled $90,000.

5. Stock Award Activity

Stock Option Grants

Approximately 1,361,392 stock options subject to time based vesting were granted during the three months ended March 31, 2008, and the weighted average estimated fair value of stock options granted during the same period was $0.30 per share. At March 31, 2008, total unrecognized estimated compensation cost related to non-vested stock options was $2.9 million, excluding options with performance-based vesting, and is expected to be recognized over a weighted-average period of 3.36 years as of the beginning of the fiscal period.

Performance options

In December 2006, we issued 990,000 performance options to our executives and key members of management. In June 2007, we issued 1,950,000 performance options, and in March 2008 we issued 1,860,000 performance options. These options vest if these individuals meet specific performance targets and align the interest of our employees with specific internal goals over a wide-range of the company’s operations. As of March 31, 2008, we have evaluated the probability and timing of vesting of these options, and recorded $12,000 in expense during the first quarter of 2008 as a result. We will continue to evaluate the probability of each performance option vesting and, if required, continue expensing the fair value of the awards. The compensation expense for the performance options is recorded based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance related goals. The continued assessment of probability may result in additional expense recognition or expense reversal, dependent upon the level of achievement of a performance goal. The grant date fair value of each December 2006 option was $1.77, each June 2007 option was valued at $1.02, and each March 2008 option was $0.30. As of March 31, 2008, there is an aggregate unrecognized compensation expense of $4.1 million related to performance options.

Restricted Stock Units

As of March 31, 2008, we had 205,000 non-vested restricted stock units that were granted to employees in previous years outstanding with a weighted-average grant date fair value of $3.16 and an aggregated unrecognized compensation expense of $486,000.

Employee Stock Purchase Plan

In 1997, the Board of Directors approved the Employee Stock Purchase Plan (“ESPP”), as amended, under which 1.6 million shares of common stock were authorized for issuance. The ESPP permits eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 15% of the employee’s base salary subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair value of the stock at either the beginning of the applicable “offering period” or the last day of the accumulation period. Each offering period is 24 months, with new offering periods commencing every six months, and an accumulation period is six months in duration. During the three months ended March 31, 2008, no shares were issued under the ESPP plan.

Share-Based Payments

Total share-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of product sales	$26	$87
Research and development	127	272
Selling, general and administrative	387	773

Total stock-based compensation expense	$540	$1,132

6. Related Party Transaction

Consulting Agreement with Board Member

In October 2006, we signed a consulting agreement with Mr. Dreismann, one of our Board members. Mr. Dreismann received $15,000 in compensation under this agreement in the three months ended March 31, 2008. Total compensation under the agreement is capped at a maximum of $60,000 per year.

Fisher Development Agreement

In February 2008, we entered into a distribution and license agreement with Fisher under which we will provide certain distribution and technology access rights to Fisher. As part of the agreement, Fisher has agreed to fund a development program related to the development, manufacture and marketing of new molecular testing products on a cost incurred based. Upon commercial launch of the new products, Fisher has agreed to certain minimum purchases over a six-year period.

7. Stock Transaction

On February 5, 2007, we entered into a placement agency agreement with Ascendiant Securities, LLC (“Ascendiant”) relating to the offering of stock pursuant to an effective shelf registration statement. Under the placement agency agreement, Ascendiant agreed to act as our placement agent in connection with the issuance and sale of our common stock and warrants to purchase shares of common stock, on a best efforts basis, to certain institutional investors. We agreed to pay a placement agent fee in an amount equal to 5% of the gross cash proceeds of the offering. Under this agreement and related purchase agreements with the investors, in February 2007 we sold 4,916,667 shares of our common stock and 983,333 warrants to purchase a share of our common stock for net proceeds of approximately $7.2 million.

8. Assignment of Royalties

In September 2006, the Company entered into an agreement with Drug Royalty LP2 (“DRT”) under which we assigned rights to a royalty stream due to us from Applied Biosystems, Inc (ABI) under a license agreement. through December 31, 2011 in exchange for an up-front cash payment from DRT of $20,000,000 (Royalty Agreement). In connection with the Royalty Agreement, we were required to make payments to DRT if the royalties assigned to DRT did not exceed certain minimum annual amounts. In 2006 we recorded the $20 million payment as a liability. We continued to record revenue for amounts received from ABI under the license agreement. We recorded interest expense and a reduction of the liability to DRT as the payments we received from ABI under the license agreement were remitted to DRT under the Royalty Agreement. As of March 28, 2008, the carrying value of our liability to DRT under the Royalty Agreement was approximately $17,600,000.

On March 28, 2008, we entered into a Supplemental Royalty Interest Assignment Agreement with DRT (“Supplemental DRT Agreement”). This agreement revised certain terms in the Royalty Agreement. Under the Supplemental DRT Agreement we are no longer required to make minimum payments to DRT.

On March 28, 2008, we entered into a new royalty interest assignment agreement (2008 Royalty Interest Assignment Agreement) with DRT in which we received an up-front payment of $9.9 million, net of transaction costs, in exchange for assigning the royalty rights under the same license agreement with ABI to DRT for the period of January 1, 2012 through the end of our license agreement with ABI.

Under the Supplemental Royalty Agreement and the 2008 Royalty Interest Assignment Agreement we have certain ongoing obligations to DRT through the end of the term of these agreements. Accordingly, we have deferred the recognition of revenue under these agreements and will recognize revenue under these agreements ratably through the end of the term of these agreements.

Under the Supplemental Royalty Agreement and 2008 Royalty Interest Assignment Agreement, we have agreed to certain covenants including but not limited to prosecution and maintenance of the patent, and using our best efforts to find a replacement agreement should this become necessary.

9. Fair Value Measurement

We adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured at fair value. SFAS No. 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 — Quoted prices for identical instruments in active markets.

•

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Determination of fair value

We measure fair value using the procedures set out below for all assets and liabilities measured at fair value. When available, we generally use quoted market prices to determine fair value, and classifies such items in Level 1. If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

Following is a description of our valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. Where appropriate, the description includes details of the valuation models, the key inputs to those models, as well as any significant assumptions.

Assets and liabilities measured at fair value on a recurring basis:

Short-term investments

The short-term investments category on our consolidated balance sheets includes available-for-sale debt securities. Our entire balance in short-term investments at March 31, 2008 consists of auction rate securities which were valued using significant unobservable inputs, and therefore are listed below under the Level 3 valuation category. Our common stock warrants liabilities, as well as the conversion feature of convertible debt also uses significant unobservable inputs and thus shown as a Level 3 hierarchy items.

The following table presents the financial instruments carried at fair value, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy (as described above) as of March 31, 2008 (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total value in consolidated balance

Short-term investments	$—	$—	$300	$300

Total assets at fair value	$—	$—	$300	$300

Common stock warrants	$—	$—	$3,194	$3,194
Conversion feature of convertible debt	—	—	4,201	4,201

Total liabilities at fair value	$—	$—	$7,395	$7,395

Assets and liabilities measured at fair value on a non-recurring basis:

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. To the extent statements in this report involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, level of activity, performance or achievements expressed or implied by any forward-looking statement. These risks and uncertainties include those discussed herein under Part II, Item 1a. “Risk Factors” below. We assume no obligation to update any forward-looking statements. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and Notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide the reader a clear and straightforward understanding “through the eyes of management” of our operations and present business conditions. When used in this management discussion, the terms “Nanogen,” “Company,” “we,” “us,” or “our” mean Nanogen, Inc. and its subsidiaries. MD&A is provided as a supplement to and should be read in conjunction with our annual report on Form 10-K, and our quarterly consolidated financial statements and the accompanying notes. This overview summarizes information within the MD&A, which includes the following sections:

•	Summary—an executive summary of the significant business events that have occurred after January 1, 2008.

•

Our Business—a general description of our business, our technologies and the actions we have taken to develop our business to help the reader better understand our objectives, areas of focus, various strategic investments, relationships and agreements we have entered into after January 1, 2008.

•

Results of Operations—an analysis of our consolidated results of operations for the three months ended March 31, 2008 and March 31, 2007, as presented in our consolidated financial statements, to provide the reader information about trends and material changes in revenues and expenditures.

•

Liquidity and Capital Resources—an analysis of our cash flow statement and financial position to help the reader understand our current and anticipated capital resource requirements and our ability generate the liquidity required to support our current and planned operations.

•

Critical Accounting Policies and Estimates—an analysis of the judgmental accounting policies, estimates and assumptions we made while completing our consolidated financial statements, to provide the reader an understanding of how these decisions materially effected the results of operations.

Summary:

Subsequent to December 31, 2007, the following significant business developments occurred:

•

On March 28, 2008 we entered into an agreement with DRT for DRT to purchase for $10 million all future royalties generated by Applied Biosystems (“ABI”) under a license ABI has taken from us for use of the MGB technology (minor groove binder technology). This agreement revised certain terms in the original assignment of royalty interests to DRT which was entered into in September 2006 related to the same license agreement with Applied Biosystems, Inc. whereby we received $20 million for the assignment of royalty rights through December 31, 2011.

•

On March 14, 2008 we announced that we entered into agreements with the holders of our 6.25% Convertible Notes due 2010 (the “Notes”) issued on August 27, 2007 to restructure the indebtedness. In the restructuring, the Holders exchanged an aggregate of $12.9 million in principal amount of the Notes with the Company’s 9.75% Senior Secured Convertible Notes due 2010 with an aggregate principal amount of $15.5 million. The 9.75% Senior Secured Convertible Notes are convertible initially into an aggregate of approximately 22,784,000 shares of common stock of the Company at an initial conversion price of $0.6803 per share. The terms of the 9.75% Senior Secured Convertible Notes provide for the mandatory payment of the principal in specified periodic installments as well upon certain asset disposition and financing transactions. An aggregate of $7.0 million will remain outstanding under the Notes, secured by a $7.0 million letter of credit. In connection with the restructuring, we granted a collateral agent on behalf of the holders of the 9.75% Senior Secured Convertible Notes a security interest in substantially all of the assets of the Company. Upon closing of the restructuring, the conversion price of the remaining Notes and the exercise prices of related warrants issued in the August 2007 debt financing were adjusted to $0.6803.

•

On February 19, 2008 we entered into an employment agreement with Nicholas Venuto regarding the terms of Mr. Venuto’s employment with us. Mr. Venuto was appointed the Vice President and Chief Financial Officer of the Company on December 14, 2007 with an effective date of February 29, 2008.

•

In February 2008, we entered into a distribution and license agreement with Thermo Fisher, Inc. (“Fisher”) under which we will provide certain distribution and technology access rights to Fisher. As part of the agreement, Fisher has agreed to fund a development program related to the development, manufacture and marketing of new molecular testing products on a cost incurred basis. Upon commercial launch of the new products, Fisher has agreed to certain minimum purchases over a six-year period.

Our business:

We are a diagnostics company with the mission to make the diagnosis, and treatment and monitoring of an individual’s health easier and faster. We were founded on innovative research and technology development and have been in business since 1993. We have been publicly traded on NASDAQ (symbol: NGEN) since 1998.

During 2007, we significantly restructured our operations. In the fourth quarter of 2007, we decided to eliminate one of our three product lines, the micro array platform, and focus on products and technologies we acquired in the past four years. Although the micro array platform was technologically a success, the market for highly complex molecular testing has remained small and we can no longer support this product line as we wait for the market to grow.

While our consolidated revenue has been growing, we recognize the need to reduce our expenses in order to dramatically accelerate our path to profitability. By making the difficult decision to discontinue the micro array platform, we will be able to enhance financial performance and predictability. We expect that this restructuring will improve operational performance by at least $15 million in annual cash. Despite the loss of micro array revenue, we expect our 2008 revenues to significantly exceed our 2007 revenues.

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

Products

Our products, broken out by market, are summarized as follows:

Molecular Diagnostic Market

We sell real-time PCR molecular products in the molecular diagnostic market. These products accounted for approximately 75% of our total 2007 product revenues. We offer two real-time PCR molecular product lines:

•

Q-PCR Alert™—we offer a comprehensive menu of real-time diagnostic kits that are in the TaqMan format, coupled with our proprietary MGB technology. “MGB” is an abbreviation for “minor groove binder” which is a small crescent-shaped molecule that fits into the minor groove of duplex DNA. These products are CE marked for In-Vitro Diagnostic (IVD) use and are sold in Italy via a contract sales force and in other European countries through a network of distributors. In Italy, sales are mostly made through government tenders, which are contracts that last for two to five years and cover multiple products.

•

MGB Alert®—the real-time molecular products we sell in the US and Canada are sold as Analyte Specific Reagents (ASRs) or Research Use Only (RUO) products. Today, the products are sold either direct to an end user or through a distribution relationship with ThermoFisher. The MGB Probe Technology used in these reagents is proprietary and provides significant performance and economic advantages. These products are “platform independent” and are currently used by customers on multiple instrument platforms for lab developed tests.

The majority of our molecular diagnostic products target the detection of DNA or RNA associated with infectious diseases, with the largest medical application being for use in identifying viral infection in transplant and immunocompromised patients. There are additional tests for genetic conditions and oncology. Examples of the diseases tested for include: Cytomegalovirus, Epstein-Barr Virus, BK Virus, Herpes Simplex Virus, and Human Herpes Virus

Our proprietary real-time technology provides chemistry elements that offer distinct competitive advantages as well as reduced cost. These elements include the MGB molecule that increases binding and specificity of designs, modified bases that provide design alternatives for improved sequence detection and discrimination, and proprietary dyes and quenchers that improve overall system performance and reduce costs and royalty burdens. In total, the system permits the development of assays that can reduce the royalties normally paid by customers to other technology providers.

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

Point of Care Diagnostics

POC products account for approximately 15% of Nanogen’s product revenues in 2007. This ratio is expected to increase in future years. Our point-of-care products currently include tests for two critical cardiac conditions, and we plan to add infectious disease assays in the future.

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

Results of Operations

For the quarters ended March 31, 2008 and 2007

Revenues

The following table summarizes our revenues for the quarter ended March 31, 2008 and 2007 (in thousands):

	For the three months ended March 31,
	2008	2007	Difference
Product sales	$8,070	$6,084	$1,986
License fee and royalty income	1,762	1,241	521
Contracts and grants	852	2,328	(1,476)

Total	$10,684	$9,653	$1,031

•

Our real-time molecular products account for approximately 80% of our product sales. Point-of-care products account for approximately 15% of product sales, and the remaining 5% is related to the micro array business which is being discontinued. The increase in product sales revenue in the first quarter of 2008 as compared to the same period in 2007 is due primarily to overall increased revenues in the real time product line as well as in the point of care business.

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

•

License fee and royalty revenue is generated by licensing our intellectual property rights to third parties. The majority of our license fee and royalty revenue was related to our royalty minimums under a licensing agreement with Applied Biosystems Inc. (Applied Biosystems) for the use of our MGB technology with their TaqMan® 5’-nuclease real-time PCR. The increase in license fees and royalty revenues in the quarter ended March 2008 as compared to the same period in 2007 is primarily due to higher royalty revenues recognized related to ABI royalty interests, as well as higher royalty revenues recognized through real-time PCR licensing agreements.

The future: In March 2008, we entered into an agreement for DRT under which we sold to DRT, for $10 million, all future royalties generated under a license agreement with ABI. DRT also released Nanogen of its obligation to guarantee minimum royalty payments in exchange for the termination of sharing arrangements included in a previous agreement between Nanogen and DRT, which was reflected as a liability of $17.6 million in our December 31, 2007 balance sheet. We expect revenues to continue at approximately $1 million per quarter, slightly less than the recent run rate experienced under the contract. We anticipate the remainder of our license and royalty income to remain at levels similar to 2007.

In addition, with our growing intellectual property profile of 191 U.S. patents, we are continuing to evaluate royalty and licensing opportunities and we may choose to license other intellectual property in the future, if we believe the terms and conditions are acceptable.

•

Contracts and grants revenue represent funding by various federal, state and private agencies earned through our research and development efforts awarded through contracts and grants. Contracts and grants revenue is recorded as the costs and expenses to perform the research are incurred, if the amount is reasonably commensurate with the effort expended and collection of the payment is reasonably assured. Under certain arrangements where funding is provided contractually on a scheduled basis, revenue is recorded ratably over the term of the arrangement. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. The decrease in contract and grant revenues in 2008 as compared to 2007 is primarily due to deferral of funding received for an influenza project that we anticipate recognizing in the second quarter of 2008.

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

Cost and expenses

Cost of product sales (in thousands):

	For the three months ended March 31,
	2008	2007	Difference
Cost of product sales	$4,838	$4,830	$8

Cost of product sales relates to the expenses associated with manufacturing our products. These expenses include the materials, labor, and various overhead costs required to build our products. Included in our overhead expenses are charges for excess capacity as well as inventory impairment charges. Cost of product sales in 2008 as compared to the same period in 2007 is essentially consistent despite the growth in revenues. This is partially due to product mix, i.e. a higher proportion of real-time PCR revenues with higher margins’ and cost savings realized in the first quarter of 2008 resulting from the exit from the micro array business as compared to the same period in 2007.

The future. In 2008 we expect our cost of product sales to increase relative to the increase in product sales.

Research and development expenses (in thousands):

	For the three months ended March 31,
	2008	2007	Difference
Research and development	$4,186	$6,512	$(2,326)

•

Research and development relates to the expenses associated with our efforts to develop molecular diagnostics products for commercialization and the expenses incurred while conducting reimbursable research and development under contractual agreements with various federal, state and private entities. The significant decrease in research and development costs in the first quarter of 2008 as compared to first quarter of 2007 is primarily due to deconsolidation of Jurilab in the second half of 2007, as well as our discontinuation of research and development costs related to the micro array business.

The future. As a part of our continual focus on narrowing our losses and working towards positive cash flows from operations, we plan to reduce costs in research and development expenditures that are not funded by contracts or grants.

Selling, general and administrative expenses (in thousands):

	For the three months ended March 31,
	2008	2007	Difference
Selling, general and administrative	$8,727	$8,853	$(126)

•

Selling, general and administrative expenses relate to the costs associated with promoting and selling our products and the administrative costs required to support our company’s operations. SG&A costs remained consistent with prior year levels despite growth in revenues. This was partially due to the savings resulting from exiting the micro array business.

The future. We expect that our selling, general and administrative expenditures on a percentage basis will trend lower than the increases in our revenue. We also anticipate our costs will further decline as we work to reduce expenses and further focus our business as a result of our exit of the micro array business.

Amortization of purchased intangible assets (in thousands):

	For the three months ended March 31,
	2008	2007	Difference
Amortization of purchased intangible assets	$934	$767	$167

•	Amortization of purchased intangibles is our effort to match the benefits of the intellectual property we have acquired with current period expenses.

The future. We expect this amortization expense to remain consistent at the level without the impairment charges. However, amortization expense may also be impacted by potential future business combinations.

Other income

The following table summarizes our other income for the three months ended March 31, 2008, and 2007 (in thousands):

	For the three months ended March 31,
	2008	2007	Difference
Interest income	$336	$538	$(202)
Interest expense	(1,910)	(1,143)	(767)
Other expense	(229)	(28)	(201)
Loss on extinguishment of debt	(10,221)	—	(10,221)
Warrant and conversion rights valuation adjustment	(2,911)	10	(2,921)
Gain (loss) on foreign currency translation	(26)	2	(28)

Total other income	$(14,961)	$(621)	$(14,340)

•

The increase in interest expense in 2008 as compared to 2007 is primarily related to our convertible debt offering signed in August 2007, and the loss on extinguishment of debt and change in the warrant valuation adjustment amount related to the restructuring of our convertible debt during the first quarter of 2008.

Liquidity and capital resources

Short-term and long-term liquidity

At March 31, 2008 we have cash and cash equivalents and short-term investments, available for sale of approximately $10.8 million. We will need to raise additional funds through financing transactions in order to continue to support our planned operations until we achieve cash flow break even. Without access to this financing, on terms acceptable to us, we may have to curtail or cease operations and product development that will materially alter our current business strategy.

The following is a summary of our key liquidity measures as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007	Difference
Cash and cash equivalents	$10,528	$5,806	$4,722
Short-term investments, available for sale	300	1,450	(1,150)

Total cash and cash equivalents and short-term investments, available for sale	$10,828	$7,256	$3,572

Current assets	$33,147	$26,184	$6,963
Current liabilities	(39,447)	(26,371)	(13,076)

Working capital	$(6,300)	$(187)	$6,113

Our cash and cash equivalents and short-term investments, available for sale increased by $3.6 million, while our working capital decreased by $6.1 million, at March 31, 2008 as compared to December 31, 2007. The decrease in working capital was primarily due to an increase in current liabilities. Current liability balances include $6.6 million of deferred revenue balance, as well as $7.4 million in convertible debt warrant and conversion feature liability, all of which represent non-cash liabilities. The increase in cash and cash equivalents and short term investments, available for sale, was primarily due to cash receipts from the sale of royalty stream to DRT for $10 million in March 2008, partially offset by the cash used in our on-going research and business development efforts. Going forward, with our exit from the micro array business, we believe we can use less cash as we focus on further cutting costs and work to increase sales to achieve cash flow break even.

From inception to March 31, 2008, we have financed our operations primarily by:

•	Issuing our stock and warrants

•	Issuing convertible debt

•	Generating revenues

•	Assignment and sale of certain royalty interests to DRT

•	Financing our trade receivables

•	Obtained cash through our acquisition of Epoch

•	Using proceeds from our litigation settlement with CombiMatrix

•	Obtaining a modest amount of capital equipment long-term financing

•	Reimbursement from federal, state and private agencies for certain research and development projects.

Cash used in operating, investing and financing activities for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	March 31, 2008	March 31, 2007
Net cash provided by (used in) operating activities	$5,540	$(11,756)
Net cash provided by investing activities	297	1,814
Net cash provided by (used in) financing activities	$(1,013)	$7,541

Operating activities

Net cash used in operating activities for the three months ended March 31, 2008 and 2007 primarily related to our net losses and changes in working capital. The decrease in cash used in operating activities in first quarter of 2008 as compared to the same period of 2007 primarily related to a $10 million sale of certain royalty rights, as well as cost savings due to our exit from the micro array business and deconsolidation of Jurilab.

Investing activities

Net cash provided by investing activities in the three months ended March 31, 2008 and 2007 primarily related to net proceeds from the sale of short-term investments, which was offset by the purchase of fewer short-term investments (i.e. we utilized short-term investments to fund our operating and financing activities). Net cash provided by investing activities decreased in the three months ended March 31, 2008 as compared to the same period of 2007 primarily due to drawing down our invested balances with no significant other balances to use for operational needs.

Capital spending is essential to our product innovation initiatives and maintaining our operational capabilities. Therefore in the first quarter of 2008 and 2007 we used cash to purchase $1,052,000 and $746,000, respectively, in property and equipment to support the development of our product lines.

Financing activities

Due to our negative cash flows from operations, we remained dependent on equity, debt financing or other sources of non-dilutive financing to fund our operations.

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

We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

Additional Financing Required in 2008

We will require additional financing in order to complete our stated plan of operations through December 31, 2008. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we will be unable to continue as a going concern.

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

While we believe that we will be successful in generating additional cash through a combination of corporate equity, debt, partnerships, collaborations, federal and state grant funding, sale or licensing of intellectual property and incremental product sales, if we are unsuccessful in obtaining additional cash flows from any of these sources, we need to defer, reduce or eliminate certain planned expenditures. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. If we are not able to defer, reduce or eliminate our expenditures, secure additional sources of revenue or otherwise secure additional funding, we will need to restructure or significantly curtail our operations, file for bankruptcy or cease operations.

The trading price of our shares of common stock, a downturn in the United States stock and debt markets, and the existence of, and covenants in our indebtedness could make it more difficult to obtain financing through the issuance of equity or debt securities. We will also seek to raise capital from other sources, such as sale of assets, licensing of technology or intellectual property. Any delay in reaching cash flow break even will require us to raise additional capital. Under the terms of our 9.75% Notes, we are required to use a portion of the proceeds of certain financings to redeem the 9.75% Notes. Any additional equity financing will be dilutive to our stockholders, and debt financing, if available, may include additional restrictive covenants and require significant additional collateral. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of inventory, intangible assets and investments, and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We consider an accounting estimate and policy to be critical if: 1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or the use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We believe that the following critical accounting policies and assumptions may involve a higher degree of judgment and complexity than others. There were no material changes in the critical accounting policies or estimates from those at December 31, 2007.

Going Concern

We have incurred net losses of $23.0 million in the three months ending March 31, 2008, $33.9 million, $46.7 million, and $104.8 million for the years ended December 31, 2007, 2006 and 2005, and have an accumulated deficit of $423.6 million as of March 31, 2008. Based on our operating plan, our existing working capital is not sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures, and working capital requirements through December 31, 2008 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Valuation of Goodwill

We have $39.0 million of goodwill on our March 31, 2008 consolidated balance sheet related to our acquisitions of Amplimedical and Spectral in 2006, and our acquisitions of SynX and Epoch in 2004. We used significant estimates and assumptions to determine the value of these assets. In many cases we use a third party to perform a valuation analysis on these assets, while we review their assumptions, calculations and conclusions for reasonableness and accuracy.

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

Valuation of embedded derivatives.

We value certain embedded features issued in connection with our February and August 2007 financing activities and in connection with our restructuring of debt in March 2008. Our February 2007 financing included issuance of warrants, while our August 2007 convertible debt financing included warrants and conversion features that we are required to fair value at each balance sheet date. The warrants, along with the conversion feature of the notes, have been recorded at their relative fair value at the inception date of the agreement and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) at each reporting date. The fair value of these warrants and rights are primarily affected by our stock price and its volatility, expected life and interest rates. We recorded approximately $2.9 million of other expense in 2008 related to the change in the fair value of the warrants and the conversion feature. As of March 31, 2008, the fair value of the warrants and conversion feature was determined to be $7.4 million. This amount is reflected in our financial statements as a current liability.

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

Inventory valuation and related reserves

We have a history of writing down the value of our inventory due to lack of market demand. We have approximately $8.7 million of inventory reserves as of March 31, 2008, with a net ending inventory balance of approximately $2.6 million. Given the inherent unpredictability of demand for new products, we are required to make significant estimates about the future demand for this inventory. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

Income Taxes

We regularly review our established valuation allowance against our potential tax assets that is based on historical taxable income, future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. As of December 31, 2007, our valuation allowance was $44.6 million.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the change in recognition, classification, or accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted this statement effective January 1, 2007, which did not result in an adjustment for the net impact of the change in guidance. The Company does not anticipate that the adoption of FIN No. 48 will have a material effect on its statements of income and effective tax rate in future periods.

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

Related Party Transactions

In October 2006, we signed a consulting agreement with Mr. Dreismann, one of our Board members. Mr. Dreismann received $60,000 and $20,000 in compensation under this agreement during 2007 and 2006, respectively. Total compensation under the agreement is capped at a maximum of $5,000 per month.

On August 3, 2006, we entered into research and development collaboration arrangements with Thermo Fisher Scientific Inc., (“Fisher”) a related party, that owns approximately 5.7 million shares of our common stock, and Athena Diagnostic, a wholly-owned subsidiary of Fisher. We agreed to share certain technology and patent rights related to the development, manufacture and marketing of new molecular diagnostic products. On August 9, 2006, we entered into an exclusive distribution agreement with Fisher. There was approximately $128,000 of sales under this agreement in the three months ended March 31, 2008.

In February 2008, we entered into a distribution and license agreement with Fisher under which we will provide certain distribution and technology access rights to Fisher. As part of the agreement, Fisher has agreed to fund a development program related to the development, manufacture and marketing of new molecular diagnostic products on a cost incurred based. Upon commercial launch of the new products, Fisher has agreed to certain minimum purchases over a six-year period. There was approximately $98,000 of sales under this agreement in the three months ended March 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest rate exposure

Our exposure to market risk due to fluctuations in interest rates relates primarily to short-term investments. These short-term investments, reported at an aggregate fair market value of $0.3 million as of March 31, 2008, consist primarily of investments in debt instruments of financial institutions and corporations with strong credit ratings and United States government obligations. These securities are subject to market rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at March 31, 2008, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risk inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer. We believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows. Changes in interest rates would affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

The functional currency for our Canadian subsidiary is the U.S. dollar and the functional currency of our subsidiary in Italy is the euro. The Italian subsidiaries’ accounts are translated from the euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded in accumulated other comprehensive income in the consolidated financial statements included herein. In certain instances, our subsidiaries conduct business with customers and vendors in euros or in other local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the dates of the transactions. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European customers and vendors. The net tangible assets of our foreign subsidiaries, excluding intercompany balances, were approximately $9.2 million at March 31, 2008.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based on such evaluation, such officers have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over the financial close and inventory valuation processes.

Notwithstanding the material weakness, we believe our unaudited quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles. In preparing our Exchange Act filings, including this Quarterly Report on Form 10-Q, we implemented processes and procedures to provide reasonable assurance that the identified material weaknesses in our internal control over financial reporting were mitigated with respect to the information that we are required to disclose. As a result, we believe, and our CEO and CFO have certified that, to their knowledge, this Quarterly Report on Form 10-Q does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Quarterly Report.

We have taken corrective action to address the material weakness in our internal controls as disclosed under the section entitled “Change in Internal Control over Financial Reporting.”

There can be no assurance, however, that our disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

(b) Change in Internal Control over Financial Reporting.

In order to remediate the weaknesses identified in our internal controls as of December 31, 2007, we began implementation of additional controls and procedures in the first quarter of 2008, including:

•

recruitment of additional staff (subsequent to December 31, 2007, we have hired an accounting manager and a senior accountant to help remediate the insufficient number of qualified staff accountants); and

•	adding detailed review procedures over accounting close activities, including inventory valuation analysis.

We anticipate these measures to be fully implemented on or before December 31, 2008.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation

We may be subject to potential liabilities under various claims and legal actions that may be asserted. These matters may have arisen in the ordinary course and conduct of our business, as well as through acquisitions or divestitures. These matters may be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities and as of March 31, 2008 we have no significant accrual for any pending claims. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to us. Although the amount of liability at March 31, 2008, with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial position, results of operation or cash flows.

ITEM 1a.	RISK FACTORS

We will need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We will need to raise more money (in addition to the $10 million raised in March 2008 through the sale of a royalty stream as more fully described in this report) to continue our planned operations. Our independent registered public accounting firm has included a going concern assumption in its audit report included in the Form 10-K for the fiscal year ended December 31, 2007. We may seek additional funds through public and private securities offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources, sale of assets or licensing of technology or intellectual property. If we can not raise more money, we will have to reduce our capital expenditures, scale back our development of new products, significantly reduce our workforce and seek to license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we will need will depend on many factors, including among others:

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

Since our inception, we have incurred cumulative net losses which, as of March 31, 2008, total approximately $423.6 million. Moreover, our negative cash flow and losses from operations will continue for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, which could be significant. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, acquisition, goodwill or other impairment charges, non-cash stock option expenses, market acceptance of our existing product offerings, and potential other products under development, including the whole-blood CHF product and diagnostics related to infectious disease, whether and when new products are successfully developed and introduced by us or our competitors, and the achievement of milestones under our collaborative agreements with various government and private agencies. The recognition of revenue under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

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

We are at an early stage of development. As of March 31, 2008, we had only a limited product offering that includes real-time PCR products and point-of-care diagnostic tests for cardiac disease. Our congestive whole-blood heart failure point-of-care test remains in development. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

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

In March 2008, we completed a restructuring transaction for our 6.25% Notes, or the unsecured Notes, in which we exchanged an aggregate $12.9 million in principal amount of unsecured Notes with our secured 9.75% Notes, with an aggregate principal amount of $15.5 million. As a result of this transaction, we increased the total amount of convertible debt outstanding, as well as the amount of interest payments under the Notes. Furthermore, we have agreed to make the following redemption payments on the 9.75% Notes:

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

Our liquidity position is constrained by the operating losses from our business. In addition, we are not be able to pay interest on the Notes with shares of our common stock if the valuation of our stock is below $1.14 per share or if we do not satisfy certain equity conditions set forth in the Notes, including maintaining a minimum bid price of our common stock as required by applicable NASDAQ listing standard, in which case we will be required to pay interest in cash. Under the terms of the 9.75% Notes, we are also required to make certain monthly installment payments and quarterly catch-up payments to redeem the Notes. We are also required to apply a portion of net proceeds received from certain sales of assets and equity or debt financing to redeem the 9.75% Notes. As a result, we may not have sufficient funds to make the required interest, redemption and principal payments on the Notes when due, either at maturity, applicable installment payment dates, or upon the occurrence of various events of default or specified change of control transactions. If we do not have sufficient funds to make these payments, we will have to obtain an alternative source of funds, including sales of our assets or assets of our subsidiaries or sales of our equity securities or capital. We cannot assure you that we will be able to obtain sufficient funds to meet our payment obligations under the Notes through any of these alternatives or that we will be permitted by our senior lenders to obtain funds through any of these alternatives. In the event that we are not able to make the required payments at maturity or otherwise, we will be forced to seek alternatives, including seeking additional debt financing or equity financing or a potential reorganization under Chapter 11 of the United States Bankruptcy Code.

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

We have deposited $7.3 million of the total $20 million purchase price of the Notes in a cash collateral account for the purpose of securing the letter of credit issued in favor of the holders of the Notes. The funds in the cash collateral account, including interests earned, will be released to us only if we meet certain conditions to terminate the letter of credit. These conditions include, but are not limited to, all of the following: (i) the closing sales price of our common stock on the NASDAQ Global Market equal to or exceeds $1.524 per share for 20 out of 30 consecutive trading days; (ii) there is no event of default under the Indenture; and (iii) our common stock has not been suspended from trading on NASDAQ Global Market. There is no guarantee that we will meet all of the conditions for the termination of the letter of credit. In addition, there is no guarantee that the price of our common stock will reach the target level described above, and even if it does, there is no assurance that the price will maintain at such level for the required period of time. The price of our stock as of May 7, 2008 was $0.39 per share. If the price of our common stock does not meet this requirement or if we cannot meet any of the conditions, we will not have access to the funds in the cash collateral account, which will adversely affect our cash flow, financial results and our ability to meet payment obligations under the Notes.

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

In August 2007, we entered into a definitive agreement for the sale and issuance of $20 million in aggregate principal amount of the unsecured Notes which included warrants to purchase up to 17,322,833 shares of our common stock. On March 13, 2008, we entered into an Exchange Agreement with the Holders of our Notes issued in August 2007 and pursuant to the Exchange Agreement, the Holders exchanged an aggregate $12,917,000 in principal amount of the Notes with our New Notes with an aggregate principal amount of $15,500,400. Both the Notes and the New Notes contain a conversion features. The conversion features of the Notes and New Notes, and the warrants have been recorded at their relative fair value at the inception date of the agreement and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) at each reporting date. The impact of these non-operating, non-cash charges could have an adverse effect on our stock price in the future. The fair value of the warrant and derivatives is tied in large part to our stock price. If our stock price increases between reporting periods, the warrant and derivatives become more valuable. As such, there is no way to forecast what the impact on other income (expense) will be in the future or what the future impact will be on our financial statements.

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

There is no guarantee that we will be able to regain compliance of the minimum bid price requirement under NASDAQ rules prior to May 27, 2008, nor can we be sure that we will satisfy the initial listing requirement of NASDAQ Capital Market in order to take advantage of the additional 180-day grace period to regain compliance. In addition, while stockholders have approved a measure to give our board of directors the authority to effectuate a reverse stock split of our common stock in order to raise the stock price, there is no guarantee that such reverse stock split will result in a higher stock price. Our stock price as of May 7, 2008 was $0.39 per share. Our failure to meet NASDAQ’s minimum bid price requirement may result in the delisting of our common stock, which will make our stock significantly less liquid and negatively affect its value. Delisting may also result in an event of default under our Notes and a breach of certain covenants with our warrant holders, which will have a material adverse effect on us.

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

To the extent that our products require FDA or other regulatory approval or clearance prior to marketing, such regulatory approval process may be expensive, time-consuming, fraught with uncertainty. An inability to obtain or maintain the required approvals for the commercialization of our products may have a significant impact on our business. It generally takes at least three to six months from the time of submission or more to obtain 510(k) clearance, but the process may take longer if the FDA requests more data or asks other questions. The premarket approval process generally takes between one and two years from the time of submission but can take longer. Prior to submitting to the FDA a 510(k) clearance or pre-market application, we must spend time and money preparing the submission, including generating the necessary data. Regulatory clearance or approval of any of our products may not be granted by the FDA or foreign regulatory authorities. Our failure to obtain required approvals or clearances from regulatory authorities could have a material adverse effect on our business, results of operations and financial condition. In other countries, the manufacture or sale of our products may require approval by local government agencies with missions comparable to the FDA’s. The process of obtaining any such approval may also be lengthy, expensive and uncertain.

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

In connection with the assessment of our internal control over financial reporting for the Annual Report on Form 10-K, as further described in Item 4 of this report on Form 10-Q, we and our independent registered public accounting firm determined that as of December 31, 2007 our internal controls over financial reporting were ineffective due to material weaknesses in the financial statement close process and inventory valuation process. These material weaknesses were caused primarily by the following:

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Stock Market, have continued to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders and were approved at a special meeting of stockholders held in February 2008:

	For	Against	Abstain
• To approve and ratify the Company’s debt financing in August 2007 in which the Company issued and sold an aggregate of $20 million of senior convertible notes, convertible initially into an aggregate of up to 15,748,030 shares of the Company’s common stock, and related warrants to purchase shares of our common stock, exercisable initially into an aggregate of 11,023,621 shares of our common stock, and may become exercisable for an additional 6,299,212 shares of our common stock;	22,252,101	2,746,392	980,963

• To approve an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of our common stock, $0.001 par value per share, at a specific ratio within a range of 1:5 to 1:15, to be determined by our Board of Directors, in its sole discretion, within a twelve month period following stockholder approval;	42,873,489	5,677,612	1,337,677

• To approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from one hundred thirty-five million (135,000,000) to two hundred and fifty million (250,000,000).	41,923,783	7,145,025	819,971

ITEM 5.	OTHER INFORMATION

As previously disclosed in our December 31, 2007 10-K, the Staff of the Securities and Exchange Commission (the “SEC”) has reviewed and issued comments pertaining to our Form 10-K for the fiscal year ended December 31, 2006 and our Form 10-Q for the three and nine-month periods ended September 30, 2007. As of the date of this filing, there were unresolved comments related to our accounting for a variable interest entity originally consolidated in the quarter ending September 30, 2005.

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

We have restated our consolidated financial statements for the impacted periods herein and have provided expanded quarterly financial information in footnote 2 to the financial statements in our Form 10-K for the year ended December 31, 2007 reconciling the restated quarterly consolidated Balance Sheets and Statements of Operations to previously filed quarterly financial information.

Although we believe the restatement made to our historical financial statements will address the comments raised by the SEC, as of the date of this filing the comments are still unresolved.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1(1)	Certificate of Amendment of the Restated Certificate of Incorporation of the Company. (3.1)

4.1(4)	Form of 9.75% Senior Secured Convertible Notes due 2010. (4.2)

4.2(4)	Second Supplemental Indenture dated as of March 27, 2008, between the Company and The Bank of New York Trust Company, N.A. (4.1)

10.1(2)	Employment Agreement by and between the Company and Nicholas Venuto, dated February 19, 2008. (10.1)

10.2(3)	Amendment and Exchange Agreement, dated March 13, 2008, between the Company and each Purchaser, together with all schedules. (10.1)

10.3(3)	Consent and Agreement, dated March 13, 2008, between the Company and each Holder thereto. (10.3)

10.4(4)	Security Agreement dated as of March 27, 2008, between the Company and Portside Growth & Opportunity Fund, as collateral agent. (10.1)

10.5(4)	Amendment and Consent Agreement dated as of March 27, 2008, between the Company and the Holder. (10.2)

Exhibit No.	Description
10.6†	Royalty Interest Assignment Agreement dated as of March 28, 2008, between Epoch Biosciences, Inc., a wholly-owned subsidiary of the Company, and Drug Royalty LP2.

10.7	Security Agreement dated as of March 28, 2008, between Epoch Biosciences, Inc., a wholly-owned subsidiary of the Company, and Drug Royalty LP2.

10.8†	Supplemental Royalty Interest Assignment Agreement dated as of March 28, 2008, between Epoch Biosciences, Inc., a wholly-owned subsidiary of the Company, and Drug Royalty LP2.

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2008. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.
(2)	Incorporated by reference to the Company’s Form 8-K filed on February 22, 2008. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.
(3)	Incorporated by reference to Company’s Form 8-K filed on March 14, 2008. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.
(4)	Incorporated by reference to Company’s Form 8-K filed on March 28, 2008. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.
†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOGEN, INC.

Date: May 12, 2008	/s/ HOWARD C. BIRNDORF
Howard C. Birndorf
Chairman of the Board and Chief Executive Officer

Date: May 12, 2008	/s/ NICHOLAS J. VENUTO
Nicholas J. Venuto
Chief Financial Officer

NANOGEN, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Certificate of Amendment of the Restated Certificate of Incorporation of the Company. (3.1)

4.1(4)	Form of 9.75% Senior Secured Convertible Notes due 2010. (4.2)

4.2(4)	Second Supplemental Indenture dated as of March 27, 2008, between the Company and The Bank of New York Trust Company, N.A. (4.1)

10.1(2)	Employment Agreement by and between the Company and Nicholas Venuto, dated February 19, 2008. (10.1)

10.2(5)	Amendment and Exchange Agreement, dated March 13, 2008, between the Company and each Purchaser, together with all schedules.

10.3(3)	Consent and Agreement, dated March 13, 2008, between the Company and each Holder thereto. (10.3)

10.4(4)	Security Agreement dated as of March 27, 2008, between the Company and Portside Growth & Opportunity Fund, as collateral agent. (10.1)

10.5(4)	Amendment and Consent Agreement dated as of March 27, 2008, between the Company and the Holder. (10.2)

10.6†	Royalty Interest Assignment Agreement dated as of March 28, 2008, between Epoch Biosciences, Inc., a wholly-owned subsidiary of the Company, and Drug Royalty LP2.

10.7	Security Agreement dated as of March 28, 2008, between Epoch Biosciences, Inc., a wholly-owned subsidiary of the Company, and Drug Royalty LP2.

10.8†	Supplemental Royalty Interest Assignment Agreement dated as of March 28, 2008, between Epoch Biosciences, Inc., a wholly-owned subsidiary of the Company, and Drug Royalty LP2.

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2008. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.
(2)	Incorporated by reference to the Company’s Form 8-K filed on February 22, 2008. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.
(3)	Incorporated by reference to Company’s Form 8-K filed on March 14, 2008. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.
(4)	Incorporated by reference to Company’s Form 8-K filed on March 28, 2008. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.
(5)	Supersedes Exhibit 10.1 attached to the Company’s Form 8-K filed on March 14, 2008
†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.