Form 10-Q/A
period 2008-03-31
NANOGEN INC
filed 2008-08-08
CIK 1030339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Nanogen, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008 (this “Amendment”) to reflect the restatement of its consolidated financial statements for the quarter ended March 31, 2008 and to amend and restate Items 1, 2 and 4 of Part I, Item 6 of Part II and the principal executive officer and principal financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 contained in the original filing made with the Securities and Exchange Commission on May 12, 2008 (the “Prior Report”), and to supplement the disclosure set forth in the Form 8-K filed on August 5, 2008 relating to such restatement. In the restated financial statements, the Company corrects its fair value calculation of warrants exercisable by its noteholders. This error occurred in accounting for the note restructuring at the end of the first quarter of 2008. Please refer to Note 2 of the financial statements included in Item 1 for a description and quantification of the restatement.

This Prior Report has not been updated except as required to reflect the effects of the restatement and the amendment and restatement of the items indicated above. Items included in the Prior Report that are not included herein are not amended and remain in effect as of the date of the original filing of the Prior Report. Additionally, other than as indicated above, this Amendment does not provide an update or a discussion of any other events that have occurred since the filing of the Prior Report. Accordingly, this Amendment should be read in conjunction with any filings made with the Securities and Exchange Commission subsequent to the filing of the Prior Report.

NANOGEN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NANOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$10,528	$5,806
Short-term investments	300	1,450
Receivables, net	17,384	14,821
Inventories, net	2,647	2,267
Other current assets	2,288	1,840

Total current assets	33,147	26,184
Property and equipment, net	7,243	6,662
Acquired technology rights and intangibles, net	14,148	14,905
Restricted cash	9,437	9,626
Other assets, net	1,359	2,011
Goodwill	39,019	38,963

Total assets	$104,353	$98,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,383	$15,600
Deferred revenues	6,586	663
Conversion feature of convertible debt	4,201	664
Current portion of assigned royalty interests obligation	—	2,868
Common stock warrants	5,220	1,708
Current portion of debt obligations	6,083	4,868

Total current liabilities	41,473	26,371
Debt obligations, less current portion	14,785	8,139
Long-term deferred revenues	22,492	—
Sponsored research payable	4,848	4,848
Long-term assigned royalty interests obligation	—	14,711
Other long-term liabilities	2,871	2,778

Total long-term liabilities	44,996	30,476
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at March 31, 2008 and December 31, 2007; no shares issued and outstanding at March 31, 2008 or December 31, 2007	—	—
Common stock, $0.001 par value, 135,000,000 shares authorized at March 31, 2008 and December 31, 2007; 73,353,962 and 73,218,128 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	73	73
Additional paid-in capital	441,157	440,583
Accumulated other comprehensive income	3,029	2,237
Accumulated deficit	(425,604)	(400,618)
Treasury stock, at cost, 416,027 shares at March 31, 2008 and December 31, 2007	(771)	(771)

Total stockholders’ equity	17,884	41,504

Total liabilities and stockholders’ equity	$104,353	$98,351

See accompanying notes.

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
	(Restated)
Revenues:
Product sales	$8,070	$6,084
License fees and royalty income	1,762	1,241
Contracts and grants	852	2,328

Total revenues	10,684	9,653
Costs and expenses:
Cost of product sales (excluding amortization of purchased intangibles)	4,838	4,830
Research and development	4,186	6,512
Selling, general and administrative	8,727	8,853
Amortization of purchased intangible assets	934	767

Total costs and expenses	18,685	20,962

Loss from operations	(8,001)	(11,309)
Other income (expense):
Interest income	336	538
Interest expense	(1,910)	(1,143)
Other expense	(229)	(28)
Loss on extinguishment of debt	(12,245)	—
Warrant and conversion rights valuation adjustments	(2,911)	10
Gain (loss) on foreign currency transactions	(26)	2

Total other income (expense)	(16,985)	(621)

Net loss	$(24,986)	$(11,930)

Net loss per share—basic and diluted	$(0.34)	$(0.17)

Number of shares used in computing net loss per share—basic and diluted	73,277	70,496

See accompanying notes.

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
	(Restated)
Operating activities:
Net loss	$(24,986)	$(11,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,889	1,803
Other asset impairment and non-cash charges	100	97
Accretion related to short-term investments	—	20
Stock-based compensation expense	540	1,132
Warrant valuation and conversion right adjustment	2,911	(10)
Loss on extinguishment of debt	12,245	—
Accretion of long-term debt	717	81
Increase (decrease) in cash caused by changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables, net	(1,683)	(3,081)
Inventories, net	(263)	229
Other current and long-term assets	(1,381)	(241)
Accounts payable and accrued liabilities	3,887	253
Deferred revenue and other long-term liabilities	11,564	(109)

Net cash provided by (used in) operating activities	5,540	(11,756)

Investing activities:
Purchase of short-term investments	—	(12,242)
Proceeds from sale and maturities of short-term investments	1,078	13,700
Acquisition of business, net of cash acquired	—	(2,001)
Proceeds from the conversion of restricted cash to cash	271	3,103
Purchase of equipment and technology rights	(1,052)	(746)

Net cash provided by investing activities	297	1,814

Financing activities:
Principal payments on capital lease obligations	(147)	(179)
Principal payments on debt obligations	(80)	—
Proceeds from capital lease obligations	—	62
Payments on receivable financing	(1,876)	—
Proceeds from debt financing secured by receivables	1,828	296
Principal payments on assigned royalty interests obligation	(738)	(419)
Proceeds from debt obligations of variable interest entity	—	712
Issuance of common stock	—	7,069

Net cash provided by (used in) financing activities	(1,013)	7,541

Effect of exchange rate changes	(102)	(49)

Net increase (decrease) in cash and cash equivalents	4,722	(2,450)
Cash and cash equivalents at beginning of period	5,806	11,261

Cash and cash equivalents at end of period	$10,528	$8,811

See accompanying notes.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (RESTATED)

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

The Company has incurred net losses of $25.0 million, for the three months ended March 31, 2008, and has an accumulated deficit of $425.6 million as of March 31, 2008. Based on the Company’s operating plan, its existing working capital is not sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, and working capital requirements through December 31, 2008 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

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

2. Restatement

In connection with the closing of second quarter 2008 financial statement of Nanogen, Inc. (the “Company”) and a review of the March 2008 restructuring transaction of certain convertible notes (the “Notes”), the Company concluded that its consolidated financial statements for the quarter ended March 31, 2008 required restatement to correct its fair value calculation of certain warrants issued to the holders of the Notes. This error occurred in the accounting related to the application of anti-dilution adjustment of such warrants as a result of the restructuring transaction completed at end the first quarter of 2008. The financial impact of the understatement of non-cash loss on extinguishment of debt was initially estimated to be $3.5 million as disclosed by the Company in an 8-K filed on August 5, 2008. Subsequent to the filing of the 8-K, the Company completed its analysis of the required adjustment. The final adjustment resulted in recording an additional non-cash loss on extinguishment of debt of $2.0 million instead of the $3.5 million initially estimated. The recorded loss stated in our Form 10-Q filed for the first quarter of 2008 of $23.0 million should have been stated as $25.0 million. The effects of the restatement on the consolidated financial statements and a description of the adjustments are provided below.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2008
		(Unaudited)
	As Reported	Adjustments(a)	As Restated
Revenues:
Product Sales	$8,070	$—	$8,070
License fees and royalty income	1,762	—	1,762
Contracts and grants	852	—	852

Total revenues	10,684	—	10,684
Costs and expenses:
Cost of product sales	4,838	—	4,838
Research and development	4,186	—	4,186
Selling, general and administrative	8,727	—	8,727
Amortization of purchased intangible assets	934	—	934

Total costs and expenses	18,685	—	18,685

Loss from operations	(8,001)	—	(8,001)
Other income (expense)
Interest income	336	—	336
Interest expense	(1,910)	—	(1,910)
Other expense	(229)	—	(229)
Loss on extinguishment of debt	(10,221)	(2,024)	(12,245)
Warrant and conversion right valuation adjustment	(2,911)	—	(2,911)
Gain (loss) on foreign currency transactions	(26)	—	(26)

Total other income (expense)	(14,961)	(2,024)	(16,985)

Net loss	$(22,962)	$(2,024)	$(24,986)

Net loss per share-basic and diluted	$(0.31)	$(0.03)	$(0.34)

Weighted average shares-basic and diluted	73,277	—	73,277

BALANCE SHEET

	March 31, 2008
		(Unaudited)
	As Reported	Adjustments(a)	As Restated
Assets
Current assets:
Cash and cash equivalents	$10,528	$—	$10,528
Short-term investments	300	—	300
Receivables, net	17,384	—	17,384
Inventories, net	2,647	—	2,647
Other current assets	2,288	—	2,288

Total current assets	33,147	—	33,147
Property and equipment, net	7,243	—	7,243
Acquired technology rights and intangibles, net	14,148	—	14,148
Restricted cash	9,437	—	9,437
Other assets, net	1,359	—	1,359
Goodwill	39,019	—	39,019

Total assets	$104,353	$—	$104,353
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$19,383	$—	$19,383
Deferred revenue	6,586	—	6,586
Conversion feature of convertible debt	4,201	—	4,201
Common stock warrants	3,194	2,026	5,220
Current portion of debt obligations	6,083	—	6,083

Total current liabilities	39,447	2,026	41,473
Debt obligation less current portion	14,785	—	14,785
Long-term deferred revenues	22,492	—	22,492
Sponsored research payable	4,848	—	4,848
Other long-term liabilities	2,871	—	2,871
Stockholders’ equity:
Convertible preferred stock	—	—	—
Common stock	73	—	73
Additional paid-in capital	441,157	—	441,157
Accumulated other comprehensive loss	3,029	—	3,029
Accumulated deficit	(423,578)	(2,026)	(425,604)
Treasury stock	(771)	—	(771)

Total stockholders’ equity	19,910	(2,026)	17,884
Total liabilities and stockholders’ equity	$104,353	$—	$104,353

STATEMENT OF CASH FLOWS

	March 31, 2008
		(Unaudited)
	As Reported	Adjustments(a)	As Restated
Operating activities:
Net loss	$(22,962)	$(2,024)	$(24,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,889	—	1,889
Other asset impairment and non-cash charges	100	—	100
Stock-based compensation expense	540	—	540
Warrant valuation and conversion right adjustment	2,911	—	2,911
Loss on extinguishment of debt	10,221	2,024	12,245
Accretion of long-term debt	717	—	717
Increase (decrease) in cash caused by changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables, net	(1,683)	—	(1,683)
Inventories, net	(263)	—	(263)
Other current and long-term assets	(1,381)	—	(1,381)
Accounts payable and accrued liabilities	3,887	—	3,887
Deferred revenue and other long-term liabilities	11,564	—	11,564

Net cash provided by operating activities	5,540	—	5,540

Investing activities:
Proceeds from sale and maturities of short-term investments	1,078	—	1,078
Proceeds from the conversion of restricted cash to cash	271	—	271
Purchase of equipment and technology rights	(1,052)	—	(1,052)

Net cash provided by investing activities	297	—	297

Financing activities:
Principal payments on capital lease obligations	(147)	—	(147)
Principal payments on debt obligations	(80)	—	(80)
Payments on receivable financing	(1,876)	—	(1,876)
Proceeds from debt financing secured by receivables	1,828	—	1,828
Principal payments on assigned royalty interests obligation	(738)	—	(738)

Net cash used in financing activities	(1,013)	—	(1,013)

Effect of exchange rate changes	(102)	—	(102)

Net increase in cash and cash equivalents	4,722	—	4,722
Cash and cash equivalents at beginning of period	5,806	—	5,806

Cash and cash equivalents at end of period	$10,528	$—	$10,528

(a)	Adjustments to reflect recording of warrant liability related to additional warrants Note Holders received pursuant to anti-dilution provision in the warrants.

3. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires us to report, in addition to net loss, comprehensive loss and its components. A summary is as follows (in thousands):

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	(Restated)
Comprehensive loss:
Net unrealized gain / (loss) on short-term investments and other investments	$29	$(4)
Foreign currency translation adjustment	764	(49)
Net loss	(24,986)	(11,930)

Comprehensive loss	$(24,193)	$(11,983)

4. Commitments and Contingencies

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

Upon consummation of the Exchange Offer, Notes in an aggregate principal amount of $7,000,000 remained outstanding under the Indenture. Upon closing of the Exchange Offer, the conversion price of remaining Notes and the exercise prices of certain warrants issued to the Holders in the August 2007 Debt Financing were adjusted, in accordance with the terms of the documents governing the securities, to an amount equal to $0.6803. In addition, the Exchange Offer triggered the anti-dilution clause in the warrants which resulted in an increase in the number of outstanding warrants by 11.7 million shares. We also agreed to pay Holders certain tax gross up payments and legal fees incurred as a result of the Exchange Offer in the amount of $448,000.

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

Inventories consist of the following (in thousands) as of:

	March 31, 2008	December 31, 2007
	(Unaudited)
Raw materials	$5,914	$6,084
Work in process	789	529
Finished goods	4,689	4,813

	11,392	11,426
Reserve for excess and obsolescence	(8,745)	(9,159)

	$2,647	$2,267

Other long-term liabilities

Other long-term liabilities are comprised of the following (in thousands) as of:

	March 31, 2008	December 31, 2007
	(Unaudited)
Deferred rent	$1,823	$1,906
Other	1,048	872

	$2,871	$2,778

Long-term debt

Convertible notes payable

The convertible debt, detachable warrant and conversion rights liabilities (in thousands) are disclosed below:

	March 31, 2008	December 31, 2007
	(Unaudited)
	(Restated)
Current Liabilities:
Detachable warrants	$5,014	$1,708
Conversion feature related to convertible debt	4,201	664
Convertible senior secured 9.75% note payable in August 2010	1,014	—
Long Term Liabilities:
Convertible senior subordinated notes payable in August 2010 at interest rate of 6.25%, net of discount	$3,001	$7,824
Convertible senior secured notes payable in August 2010 at interest rate of 9.75%, net of discount	$11,549	$—

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

Upon consummation of the Exchange Offer, Notes in an aggregate principal amount of $7,000,000 remained outstanding under the Indenture. Upon closing of the Exchange Offer, the conversion price of remaining Notes and the exercise prices of certain warrants issued to the Holders in the August 2007 Debt Financing were adjusted, in accordance with the terms of the documents governing the securities, to an amount equal to $0.6803. Pursuant to the anti-dilution provision in the warrants, Holders received additional warrants for the issuance of 11.7 million shares. In addition, we agreed to pay Holders certain tax gross up payments and legal fees incurred as a result of the Exchange Offer.

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

Per APB 26, the difference between the modified debt principal amount, $15.5 million, and the net carrying amount of the extinguished debt, $5.5 million, was recorded as a loss on extinguishment of debt in the first quarter of 2008. In addition, a pro-rata share of unamortized debt issuance costs, $964,000, as well as the estimated fair value of the additional warrants of $2.0 million that the Holders received pursuant to the anti-dilution provision in the warrants, were recognized in the same manner. These losses were offset by the write-off of a pro-rata share of the conversion rights, $703,000, associated with the extinguished debt.

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

The holders of the Notes have full-ratchet anti-dilution protection for the eighteen months from the date of funding and weighted average anti-dilution thereafter. In March 2008, the conversion price of the Notes and exercise prices of related warrants were adjusted to $0.6803 per share pursuant to the terms of the Exchange Offer. In addition, pursuant to the anti-dilution provision in the warrants, Holders of the Notes received an additional 11.7 million warrants as a result of the Exchange Offer.

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

6. Stock Award Activity

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

9. Assignment of Royalties

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

10. Fair Value Measurement

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

The following table presents the financial instruments carried at fair value, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy (as described above) as of March 31, 2008 (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total value in consolidated balance
			(Restated)	(Restated)
Short-term investments	$—	$—	$300	$300

Total assets at fair value	$—	$—	$300	$300

Common stock warrants	$—	$—	$5,220	$5,220
Conversion feature of convertible debt	—	—	4,201	4,201

Total liabilities at fair value	$—	$—	$9,421	$9,421

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

•

On March 14, 2008 we announced that we entered into agreements with the holders of our 6.25% Convertible Notes due 2010 (the “Notes”) issued on August 27, 2007 to restructure the indebtedness. In the restructuring, the Holders exchanged an aggregate of $12.9 million in principal amount of the Notes with the Company’s 9.75% Senior Secured Convertible Notes due 2010 with an aggregate principal amount of $15.5 million. The 9.75% Senior Secured Convertible Notes are convertible initially into an aggregate of approximately 22,784,000 shares of common stock of the Company at an initial conversion price of $0.6803 per share. The terms of the 9.75% Senior Secured Convertible Notes provide for the mandatory payment of the principal in specified periodic installments as well upon certain asset disposition and financing transactions. An aggregate of $7.0 million will remain outstanding under the Notes, secured by a $7.0 million letter of credit. In connection with the restructuring, we granted a collateral agent on behalf of the holders of the 9.75% Senior Secured Convertible Notes a security interest in substantially all of the assets of the Company. Upon closing of the restructuring, the conversion price of the remaining Notes and the exercise prices of related warrants issued in the August 2007 debt financing were adjusted to $0.6803, and 11.7 million additional warrants were issued.

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

Restatement of Previously Published Financial Statements

Following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, we determined that our previously published consolidated financial statements as of and for the three months ended March 31, 2008 required restatement to correct the understatement of the fair value of our warrant liability. This error occurred in the accounting related to the application of anti-dilution adjustment of such warrants as a result of the convertible debt restructuring transaction completed at end the first fiscal quarter of 2008. The impact of this error on our financial statements for the quarter ended March 31, 2008 was an understatement of non-cash loss on extinguishment of debt of $2.0 million. Please refer to Note 2 of the notes to the accompanying consolidated financial statements for a description and quantification of the associated restatement.

The consolidated financial statements as of and for the three months ended March 31, 2008 included this Quarterly Report on Form 10-Q/A reflect the adjustments described above. Investors should rely on the consolidated financial statements as of and for the three months ended March 31, 2008 in this Quarterly Report on Form 10-Q/A and not on the previously published consolidated financial statements for this period. A complete discussion of the restated financial data is included in Note 2 to our consolidated financial statements included in this report.

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

Other income

The following table summarizes our other income for the three months ended March 31, 2008, and 2007 (in thousands):

	For the three months ended March 31,
	2008	2007	Difference
	(Restated)
Interest income	$336	$538	$(202)
Interest expense	(1,910)	(1,143)	(767)
Other expense	(229)	(28)	(201)
Loss on extinguishment of debt	(12,245)	—	(12,245)
Warrant and conversion rights valuation adjustment	(2,911)	10	(2,921)
Gain (loss) on foreign currency translation	(26)	2	(28)

Total other income	$(16,985)	$(621)	$(16,364)

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

The following is a summary of our key liquidity measures as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007	Difference
	(Restated)
Cash and cash equivalents	$10,528	$5,806	$4,722
Short-term investments, available for sale	300	1,450	(1,150)

Total cash and cash equivalents and short-term investments, available for sale	$10,828	$7,256	$3,572

Current assets	$33,147	$26,184	$6,963
Current liabilities	(41,473)	(26,371)	(15,102)

Working capital	$(8,326)	$(187)	$(8,139)

Our cash and cash equivalents and short-term investments, available for sale increased by $3.6 million, while our working capital decreased by $8.1 million, at March 31, 2008 as compared to December 31, 2007. The decrease in working capital was primarily due to an increase in current liabilities. Current liability balances include $6.6 million of deferred revenue balance, as well as $9.4 million in convertible debt warrant and conversion feature liability, all of which represent non-cash liabilities. The increase in cash and cash equivalents and short term investments, available for sale, was primarily due to cash receipts from the sale of royalty stream to DRT for $10 million in March 2008, partially offset by the cash used in our on-going research and business development efforts. Going forward, with our exit from the micro array business, we believe we can use less cash as we focus on further cutting costs and work to increase sales to achieve cash flow break even.

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

Going Concern

We have incurred net losses of $25.0 million in the three months ending March 31, 2008, $33.9 million, $46.7 million, and $104.8 million for the years ended December 31, 2007, 2006 and 2005, and have an accumulated deficit of $425.6 million as of March 31, 2008. Based on our operating plan, our existing working capital is not sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures, and working capital requirements through December 31, 2008 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

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

Valuation of embedded derivatives.

We value certain embedded features issued in connection with our February and August 2007 financing activities and in connection with our restructuring of debt in March 2008. Our February 2007 financing included issuance of warrants, while our August 2007 convertible debt financing included warrants and conversion features that we are required to fair value at each balance sheet date. The warrants, along with the conversion feature of the notes, have been recorded at their relative fair value at the inception date of the agreement and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) at each reporting date. The fair value of these warrants and rights are primarily affected by our stock price and its volatility, expected life and interest rates. We recorded approximately $2.9 million of other expense in 2008 related to the change in the fair value of the warrants and the conversion feature. As of March 31, 2008, the fair value of the warrants and conversion feature was determined to be $10.9 million. This amount is reflected in our financial statements as a current liability.

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

Notwithstanding the material weakness, we believe our unaudited quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles. In preparing our Exchange Act filings, including this Quarterly Report on Form 10-Q/A, we implemented processes and procedures to provide reasonable assurance that the identified material weaknesses in our internal control over financial reporting were mitigated with respect to the information that we are required to disclose. As a result, we believe, and our CEO and CFO have certified that, to their knowledge, this Quarterly Report on Form 10-Q does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Quarterly Report.

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

Since our inception, we have incurred cumulative net losses which, as of March 31, 2008, total approximately $425.6 million. Moreover, our negative cash flow and losses from operations will continue for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, which could be significant. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, acquisition, goodwill or other impairment charges, non-cash stock option expenses, market acceptance of our existing product offerings, and potential other products under development, including the whole-blood CHF product and diagnostics related to infectious disease, whether and when new products are successfully developed and introduced by us or our competitors, and the achievement of milestones under our collaborative agreements with various government and private agencies. The recognition of revenue under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

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

Our liquidity position is constrained by the operating losses from our business. In addition, we are not able to pay interest on the Notes with shares of our common stock if the valuation of our stock is below $0.68 per share or if we do not satisfy certain equity conditions set forth in the Notes, including maintaining a minimum bid price of our common stock as required by applicable NASDAQ listing standard, in which case we will be required to pay interest in cash. Under the terms of the 9.75% Notes, we are also required to make certain monthly installment payments and quarterly catch-up payments to redeem the Notes. We are also required to apply a portion of net proceeds received from certain sales of assets and equity or debt financing to redeem the 9.75% Notes. As a result, we may not have sufficient funds to make the required interest, redemption and principal payments on the Notes when due, either at maturity, applicable installment payment dates, or upon the occurrence of various events of default or specified change of control transactions. If we do not have sufficient funds to make these payments, we will have to obtain an alternative source of funds, including sales of our assets or assets of our subsidiaries or sales of our equity securities or capital. We cannot assure you that we will be able to obtain sufficient funds to meet our payment obligations under the Notes through any of these alternatives or that we will be permitted by our senior lenders to obtain funds through any of these alternatives. In the event that we are not able to make the required payments at maturity or otherwise, we will be forced to seek alternatives, including seeking additional debt financing or equity financing or a potential reorganization under Chapter 11 of the United States Bankruptcy Code.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1(1)	Certificate of Amendment of the Restated Certificate of Incorporation of the Company. (3.1)

4.1(4)	Form of 9.75% Senior Secured Convertible Notes due 2010. (4.2)

4.2(4)	Second Supplemental Indenture dated as of March 27, 2008, between the Company and The Bank of New York Trust Company, N.A. (4.1)

10.1(2)	Employment Agreement by and between the Company and Nicholas Venuto, dated February 19, 2008. (10.1)

10.2(5)	Amendment and Exchange Agreement, dated March 13, 2008, between the Company and each Purchaser, together with all schedules. (10.2)

10.3(3)	Consent and Agreement, dated March 13, 2008, between the Company and each Holder thereto. (10.3)

10.4(4)	Security Agreement dated as of March 27, 2008, between the Company and Portside Growth & Opportunity Fund, as collateral agent. (10.1)

10.5(4)	Amendment and Consent Agreement dated as of March 27, 2008, between the Company and the Holder. (10.2)

10.6(5)†	Royalty Interest Assignment Agreement dated as of March 28, 2008, between Epoch Biosciences, Inc., a wholly-owned subsidiary of the Company, and Drug Royalty LP2. (10.6)

10.7(5)	Security Agreement dated as of March 28, 2008, between Epoch Biosciences, Inc., a wholly-owned subsidiary of the Company, and Drug Royalty LP2. (10.7)

10.8(5)†	Supplemental Royalty Interest Assignment Agreement dated as of March 28, 2008, between Epoch Biosciences, Inc., a wholly-owned subsidiary of the Company, and Drug Royalty LP2. (10.8)

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2008. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(2)	Incorporated by reference to the Company’s Form 8-K filed on February 22, 2008. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(3)	Incorporated by reference to Company’s Form 8-K filed on March 14, 2008. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(4)	Incorporated by reference to Company’s Form 8-K filed on March 28, 2008. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(5)	Incorporated by reference to the Company’s Form 10-Q filed on May 12, 2008. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

†	Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOGEN, INC.

Date: August 8, 2008	/s/ HOWARD C. BIRNDORF
Howard C. Birndorf
Chairman of the Board and Chief Executive Officer

Date: August 8, 2008	/s/ NICHOLAS J. VENUTO
Nicholas J. Venuto
Chief Financial Officer