Form 10-Q
period 2008-06-30
NANOGEN INC
filed 2008-08-13
CIK 1030339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 27, 2008, was as follows:

Class	Number of Shares
Common Stock, $0.001 per share par value	77,057,153

NANOGEN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NANOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,279	$5,806
Short-term investments	—	1,450
Receivables, net	17,832	14,821
Inventories, net	2,396	2,267
Other current assets	1,621	1,840

Total current assets	25,128	26,184
Property and equipment, net	6,571	6,662
Acquired technology rights and intangibles, net	13,300	14,905
Restricted cash	9,451	9,626
Other assets, net	1,474	2,011
Goodwill	39,018	38,963

Total assets	$94,942	$98,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,832	$15,600
Deferred revenues	5,298	663
Conversion feature of convertible debt	3,175	664
Current portion of assigned royalty interests obligation	—	2,868
Common stock warrants	4,393	1,708
Current portion of debt obligations	18,921	4,868

Total current liabilities	50,619	26,371
Debt obligations, less current portion	161	8,139
Long-term deferred revenues	21,223	—
Sponsored research payable	4,842	4,848
Long-term assigned royalty interests obligation	—	14,711
Other long-term liabilities	3,067	2,778

Total long-term liabilities	29,293	30,476
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at June 30, 2008 and December 31, 2007; no shares issued and outstanding at June 30, 2008 or December 31, 2007	—	—
Common stock, $0.001 par value, 245,000,000 and 135,000,000 shares authorized at June 30, 2008 and December 31, 2007, respectively; 77,003,810 and 73,218,128 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	76	73
Additional paid-in capital	442,664	440,583
Accumulated other comprehensive income	3,019	2,237
Accumulated deficit	(430,729)	(400,618)
Treasury stock, at cost, 0 and 416,027 shares at June 30, 2008 and December 31, 2007	—	(771)

Total stockholders’ equity	15,030	41,504

Total liabilities and stockholders’ equity	$94,942	$98,351

See accompanying notes.

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$7,972	$5,294	$16,042	$11,378
License fees	1,496	2,058	3,258	3,300
Contracts and grants	3,464	2,963	4,316	5,291

Total revenues	12,932	10,315	23,616	19,969
Costs and expenses:
Cost of product sales (excluding amortization of purchased intangibles)	5,479	4,529	10,317	9,359
Research and development	4,757	7,546	8,942	14,058
Selling, general and administrative	8,330	11,233	17,057	20,086
Amortization of purchased intangible assets	709	760	1,643	1,527

Total costs and expenses	19,275	24,068	37,959	45,030

Loss from operations	(6,343)	(13,753)	(14,343)	(25,061)
Other income (expense):
Interest income	142	31	477	569
Interest expense	(1,297)	(856)	(3,206)	(1,999)
Other income (expense)	517	(25)	288	(53)
Loss on extinguishment of debt	—	—	(12,245)	—
Warrant and conversion rights valuation adjustments	1,851	—	(1,059)	10
Gain (loss) on foreign currency transactions	3	(16)	(23)	(14)

Total other expense	1,216	(866)	(15,768)	(1,487)

Net loss	$(5,127)	$(14,619)	$(30,111)	$(26,548)

Net loss per share—basic and diluted	$(0.07)	$(0.20)	$(0.41)	$(0.37)

Number of shares used in computing net loss per share—basic and diluted	75,095	72,616	74,186	71,562

See accompanying notes.

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net loss	$(30,111)	$(26,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,052	4,161
Other asset impairment and non-cash charges	1,064	196
Accretion related to short-term investments	—	12
Stock-based compensation expense	1,028	2,348
Warrant valuation and conversion right adjustment	1,059	(10)
Loss on extinguishment of debt	12,245	—
Accretion of long-term debt	1,259	169
Increase (decrease) in cash caused by changes in operating assets and liabilities, excluding the effects of acquisitions:
Receivables, net	(2,155)	(3,969)
Inventories, net	(23)	221
Other current and long-term assets	(162)	(962)
Accounts payable and accrued liabilities	3,136	4,314
Deferred revenue and other long-term liabilities	9,004	(453)

Net cash used in operating activities	(604)	(20,521)
Investing activities:
Purchase of short-term investments	—	(14,141)
Proceeds from sale and maturities of short-term investments	1,392	21,965
Acquisition of business, net of cash acquired	—	(2,001)
Proceeds from the conversion of restricted cash to cash	260	3,118
Purchase of equipment and technology rights	(1,691)	(1,227)

Net cash provided by (used in) investing activities	(39)	7,714
Financing activities:
Principal payments on capital lease obligations	(277)	(322)
Principal payments on debt obligations	(374)	—
Payments on receivable financing	(4,138)	—
Proceeds from debt financing secured by receivables	3,743	733
Principal payments on assigned royalty interests obligation	(738)	(977)
Proceeds from debt obligations of variable interest entity	—	1,894
Issuance of common stock	—	7,083
Proceeds from long-term obligations	—	154

Net cash provided by (used in) financing activities	(1,784)	8,565
Effect of exchange rate changes	(100)	266

Net decrease in cash and cash equivalents	(2,527)	(3,976)
Cash and cash equivalents at beginning of period	5,806	11,261

Cash and cash equivalents at end of period	$3,279	$7,285

See accompanying notes.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

1. Summary of Significant Accounting Policies

Organization and Business Activity

Nanogen, Inc. (the “Company”) was incorporated in California in November 1991 and, in November 1997, was reincorporated in Delaware. We are in the business of developing, manufacturing, and selling diagnostic products for use in the in vitro diagnostic (IVD) market.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of June 30, 2008, consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which in the opinion of management are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2008 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company has incurred net losses of $5.1 million and $30.1 million, for the three and six months ended June 30, 2008, and has an accumulated deficit of $430.7 million as of June 30, 2008. Based on the Company’s operating plan, its existing working capital is not sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, and working capital requirements through December 31, 2008 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company’s plan to address the expected shortfall of working capital is to raise cash through a combination of debt and equity. If the Company is unsuccessful in raising sufficient additional capital, it will have to defer, reduce, or eliminate certain planned expenditures. The Company will continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

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

Variable Interest Entities

In a series of investments from July 2005 to June 2006, we purchased $3.0 million in equity of Jurilab LTD (“Jurilab”). Using the methodology prescribed in Financial Accounting Standards Board “FASB” Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46(R)”) we determined we were the primary beneficiary and were required to include Jurilab’s assets and liabilities in our consolidated financial statements. We included Jurilab’s assets and liabilities as of the date of our initial investment on July 20, 2005 and its operating results after this date. In July 2007, a reconsideration event occurred as a result of Jurilab obtaining new equity financing from a third party. We have determined that under FIN 46(R), we no longer qualify as the primary beneficiary as a result of the new equity financing and therefore no longer consolidate Jurilab’s assets and liabilities in our financial statements. The results of Jurilab’s operations through July 2007, the date of the reconsideration event, are included in our consolidated results of operations.

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

Long-Lived Assets

Quarterly we assess our long-lived assets (excluding goodwill) for indicators of impairment using the methodology prescribed in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During our assessments, if there are indicators of impairment related to our long-lived assets, we are required to determine that the carrying value of the assets can be recovered through undiscounted future cash flows. If the carrying value of the asset can not be recovered, we are required to write down the value of the long-lived asset to its fair value. As a result of the consolidation of our operations in Toronto, Canada, during the second quarter of 2008 we recorded asset impairment charges of $696,000.

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

The Company adopted this statement for financial assets and liabilities measured at fair value effective January 1, 2008. There was no financial statement impact as a result of adoption. In accordance with the guidance of FASB Staff Position No. 157-2, the Company has postponed adoption of the standard for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning after November 15, 2008. The Company does not anticipate adoption will have a material impact on its consolidated financial position, results of operations or liquidity. See Note 9 for additional information.

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

The Company adopted this statement effective January 1, 2008. During the first half of 2008, the Company did not elect fair value as an alternative measurement for any financial instruments not previously carried at fair value.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141 (Revised 2007)). SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company does not expect the adoption of this statement will have a material impact on its financial statements; however it will impact the accounting for future merger and acquisition activities.

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

2. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires us to report, in addition to net loss, comprehensive loss and its components. A summary is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Comprehensive loss:
Net unrealized gain (loss) on short-term investments and other investments	$4	$(3)	$34	$1
Foreign currency translation adjustment	(14)	(315)	750	(266)
Net loss	(5,127)	(14,619)	(30,111)	(26,548)

Comprehensive loss	$(5,137)	$(14,937)	$(29,327)	$(26,813)

3. Commitments and Contingencies

Restricted Cash

We have restricted cash representing cash, cash equivalents and short term investments. $7.3 million of restricted cash is security for our convertible debt obligation and the balance is pledged in lieu of cash deposits primarily for facility lease deposits. Restricted cash balances were approximately $9.5 million and $9.6 million at June 30, 2008 and December 31, 2007, respectively.

Litigation

We may be subject to potential liabilities under various claims and legal actions that may be asserted. These matters may arise in the ordinary course and conduct of our business, as well as through the disposition of product lines such as the micro array. These matters may be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities and as of June 30, 2008. We have no significant accrual for any pending claims.

In the normal course of business we have been and may continue to be subject to litigation incidental to our business, such as claims related to customer disputes, employment practices, including layoffs, product liability, professional liability, warranty or patent infringement. Responding to litigation matters, regardless of whether it has merit can be expensive and disruptive to normal business operations. As litigation is inherently uncertain, we cannot predict the outcome of such matters. We can provide no assurance that the ultimate outcome either individually or in the aggregate will not have an adverse effect on our business or financial results.

Debt Obligations

In August 2007, we entered into a definitive agreement for the sale and issuance of $20 million in aggregate principal amount of unsecured senior convertible notes (“Notes”) which were convertible initially into an aggregate of up to 15,748,030 shares of our common stock. In addition, upon conversion we are required to issue an additional number of shares representing present value of future interest. The Notes bear interest at 6.25% per annum and interest is accrued and payable on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted are repayable in cash in August 2010. The Notes were issued in our debt financing transaction (the “August 2007 Debt Financing”) pursuant to the Indenture, dated August 27, 2007, between us and The Bank of New York Trust Company, N.A. as trustee (the “Trustee”), as modified by the First Supplemental Indenture, dated August 27, 2007 between us and the Trustee (the “Indenture”).

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

In December 2006, we obtained a revolving working capital debt facility for up to approximately $5.2 million secured by our Italian accounts receivable. As of June 30, 2008, our outstanding liability is $4.3 million under this agreement.

We have entered into various debt obligations to provide financing for equipment purchases. There was no additional borrowing available under these agreements as of June 30, 2008. The interest rates on the outstanding notes range from 10.0% to 11.5% per annum with principal and interest due in monthly aggregated payments of approximately $49,000 maturing in 1 to 3 years and are secured by the specific equipment being financed.

We have not made our quarterly interest payment on the convertible debt that was due on June 30, 2008 payable in arrears. This may constitute default under the convertible note and render the notes callable by the note holders. According to the terms of the notes, there is a five day grace period during which, if the interest payment is made, the event of default related to non-payment of interest can be considered cured. Based on the non-payment of interest and the resulting potential default on the notes, after consideration of the guidance in FASB Statement No. 78, Classification of Obligations that are Callable by the Creditor, we have reclassified our long-term debt balances under the notes to current at June 30, 2008.

4. Financial Statement Details

Receivables

Receivables are comprised of the following (in thousands) as of:

	June 30, 2008	December 31, 2007
	(Unaudited)
Product	$16,333	$11,996
License fees	—	1,100
Contract and grant	1,765	1,993

	18,098	15,089
Allowance for doubtful accounts	(266)	(268)

	$17,832	$14,821

Inventories

Inventories include the cost of material, labor and overhead, and are stated at the lower of average cost, determined on the first-in, first-out method, or market. We periodically evaluate our on-hand inventories and make appropriate provisions for any inventories deemed excess or obsolete.

Inventories consist of the following (in thousands) as of:

	June 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$5,165	$6,084
Work in process	675	529
Finished goods	4,850	4,813

	10,690	11,426
Reserve for excess and obsolescence	(8,294)	(9,159)

	$2,396	$2,267

Other long-term liabilities

Other long-term liabilities are comprised of the following (in thousands) as of:

	June 30, 2008	December 31, 2007
	(Unaudited)
Deferred rent	$1,791	$1,906
Other	1,276	872

	$3,067	$2,778

Long-term debt

Convertible notes payable

The convertible debt, detachable warrant and conversion rights liabilities (in thousands) are disclosed below:

	June 30, 2008	December 31, 2007
	(Unaudited)
Current Liabilities:
Detachable warrants	$4,239	$1,708
Conversion feature related to convertible debt	3,175	664
Convertible senior subordinated 6.25% notes payable in August 2010	3,277	—
Convertible senior secured 9.75% notes payable in August 2010	10,989	—
Long Term Liabilities:
Convertible senior subordinated notes payable in August 2010 at interest rate of 6.25%, net of discount	$—	$7,824
Convertible senior secured notes payable in August 2010 at interest rate of 9.75%, net of discount	—	—

9.75% Senior Secured Convertible Notes

On March 13, 2008, we entered into an Exchange Agreement with the Holders of our 6.25% Senior Convertible Notes due 2010 issued on August 27, 2007. Pursuant to the Exchange Agreement, the Holders exchanged an aggregate $12,917,000 in principal amount of the Notes with our New Notes with an aggregate principal amount of $15,500,400. The New Notes are convertible initially into an aggregate of 22,784,653 shares of our common stock at an initial conversion price of $0.6803 per share. The Exchange Offer was made pursuant to an exemption from registration requirement under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”). Neither the New Notes nor shares of Common Stock eligible for issue upon conversion of the New Notes are registered under the Act.

Upon consummation of the Exchange Offer, Notes in an aggregate principal amount of $7,000,000 remained outstanding under the Indenture. Upon closing of the Exchange Offer, the conversion price of remaining Notes and the exercise prices of certain warrants issued to the Holders in the August 2007 Debt Financing were adjusted, in accordance with the terms of the documents governing the securities, to an amount equal to $0.6803. Moreover, the Exchange Offer triggered the anti-dilution clause in the warrants which resulted in an increase in the number of outstanding warrants by 11.7 million shares. In addition, we agreed to pay Holders certain tax gross up payments and legal fees incurred as a result of the Exchange Offer.

In connection with the Exchange Offer, on March 13, 2008, we and each Holder entered into a consent and agreement, pursuant to which each Holder consented to a potential sale of certain royalties, effective upon the closing of the Exchange Offer (Consent and Agreement). The Consent and Agreement also approves a second supplemental indenture entered into by us and the Trustee on or prior to closing of the Exchange Offer, for the purpose of making certain technical amendments to the Indenture in order to permit us to consummate the potential sale of certain royalties, and to revise the terms in the Indenture, including certain covenants, in order to conform to the terms of the New Notes.

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

Year to date as of June 30, 2008, we recorded $883,000 in interest expense relating to the 9.75% coupon rate and the amortization of the financing costs. The financing costs of $610,000 are being amortized into interest expense over the term of the New Notes.

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

The New Notes contain customary events of default provisions, including without limitation related to failure to pay principal or interest when due, suspension from trading, failure to cure conversion failures or maintain sufficient shares of common stock available for conversion, breaches of covenants, breaches of material representations, failure to repay certain indebtedness exceeding $250,000, the occurrence of bankruptcy or similar events, defaults under our agreements, and the rendering of a final judgment in excess of $500,000 not covered by insurance. From and during the occurrence of an event of default (as defined in the New Notes), the interest rate under the New Notes will increase to 12.0% per annum.

Per APB 26, the difference between the modified debt principal amount, $15.5 million, and the net carrying amount of the extinguished debt, $5.5 million, was recorded as a loss on extinguishment of debt in the first quarter of 2008. In addition, $2.0 million was recorded in the same manner as a result of the issuance of the additional warrants for 11.7 million shares triggered by the anti-dilution clause in the warrants, as well as a pro-rata share of unamortized debt issuance costs, $964,000, associated with the Notes. These losses were offset by the write-off of a pro-rata share of the conversion rights, $703,000, associated with the extinguished debt.

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

The fair value of the embedded derivative will be accounted for in a similar manner to the embedded derivates that are associated with the original unsecured senior 9.75% convertible notes. The value of such embedded derivatives at June 30, 2008 is $2.0 million.

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

In August 2007, we allocated the proceeds received from the Notes between the underlying debt instruments, conversion rights, and the detachable warrants. At inception, the fair value of the detachable warrants of $6.4 million and the conversion rights of $6.6 million were separated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the Notes as unamortized discount which will be accreted over the term of the Notes using the effective interest method. We have recorded $993,000 non-cash interest expense relating to the accretion of this discount year to date through June 2008.

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

The fair value of these warrants on the Notes, and the conversion rights on the Notes and the New Notes are primarily affected by our stock price, but are also affected by our stock price volatility, expected life and interest rates. We recorded approximately $0.9 million of other expense in the first half of 2008 related to the change in the fair value of the warrants and the conversion feature on the Notes. This change in fair value was driven by the adjustment of the conversion price of the Notes and the exercise price of the warrants in connection with the consummation with the Exchange Offer as well as by the effect of the increase in our stock price from the end of 2007 to the end of the second quarter. Assuming our stock volatility, expected life and the interest rates remain constant, the fair value of the warrants will increase and we will recognize a charge to earnings if the price of our stock increases. If the price of our stock decreases and our stock price volatility, expected life and the risk-free interest rates remain constant, the fair value of the warrants will decrease and we will recognize income.

Year to date as of June 30, 2008, we recorded $343,000 in interest expense on the Notes relating to the 6.25% coupon rate and the amortization of the financing costs. As a result of the Exchange agreement, we charged $964,000 of financing costs relating to the Notes to loss on extinguishment of debt. The remaining financing costs of $495,000 are being amortized into interest expense over the term of the remaining Notes. Amortization of financing costs recorded in the first and second quarter of 2008 totaled $124,000.

We have not made our quarterly interest payment on the convertible debt that was due on June 30, 2008 payable in arrears. This may constitute default under the convertible note and render the notes callable by the note holders. According to the terms of the notes, there is a five day grace period during which, if the interest payment is made, the event of default related to non-payment of interest can be considered cured. Based on the non-payment of interest and the resulting potential default on the notes, after consideration of the guidance in FASB Statement No. 78, Classification of Obligations that are Callable by the Creditor, we have reclassified our long-term debt balances under the notes to current at June 30, 2008.

5. Stock Award Activity

Stock Option Grants

Approximately 2,119,242 stock options subject to time based vesting were granted during the six months ended June 30, 2008, and the weighted average estimated fair value of stock options granted during the same period was $0.30 per share. At June 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options was $2.6 million, excluding options with performance-based vesting, and is expected to be recognized over a weighted-average period of 3.30 years as of the beginning of the fiscal period.

Performance options

In December 2006, we issued 990,000 performance options to our executives and key members of management, of which 700,000 options remain outstanding as of June 30, 2008. In March 2008 we issued an additional 1,860,000 performance options. These options vest if these individuals meet specific performance targets and align the interest of our employees with specific internal goals over a wide-range of the company’s operations. As of June 30, 2008, we have evaluated the probability and timing of vesting of these options, and recorded $49,000 in expense during the first and second quarter of 2008 as a result. We will continue to evaluate the probability of each performance option vesting and, if required, continue expensing the fair value of the awards. The compensation expense for the performance options is recorded based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance related goals. The continued assessment of probability may result in additional expense recognition or expense reversal, dependent upon the level of achievement of a performance goal. The grant date fair value of each December 2006 option was $1.77 and each March 2008 option was $0.30. As of June 30, 2008, there is an aggregate unrecognized compensation expense of $4.1 million related to performance options.

Restricted Stock Units

As of June 30, 2008, we had 203,000 non-vested restricted stock units that were granted to employees in previous years outstanding with a weighted-average grant date fair value of $3.17 and an aggregated unrecognized compensation expense of $332,000.

Employee Stock Purchase Plan

In 1997, the Board of Directors approved the Employee Stock Purchase Plan (“ESPP”), as amended, under which 1.6 million shares of common stock were authorized for issuance. The ESPP permits eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 15% of the employee’s base salary subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair value of the stock at either the beginning of the applicable “offering period” or the last day of the accumulation period. Each offering period is 24 months, with new offering periods commencing every six months, and an accumulation period is six months in duration. During the six months ended June 30, 2008, there were 53,343 shares issued under the ESPP plan.

Share-Based Payments

Total share-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of product sales	$18	$82	$44	$169
Research and development	127	283	255	555
Selling, general and administrative	343	851	729	1,624

Total stock-based compensation expense	$488	$1,216	$1,028	$2,348

6. Related Party Transaction

Consulting Agreement with Board Member

In October 2006, we signed a consulting agreement with Mr. Dreismann, one of our Board members. Mr. Dreismann received $15,000 and $30,000 in compensation under this agreement in the three and six months ended June 30, 2008. Total compensation under the agreement is capped at a maximum of $60,000 per year.

Fisher Development Agreement

In February 2008, we entered into a distribution and license agreement with Fisher under which we will provide certain distribution and technology access rights to Fisher. As part of the agreement, Fisher has agreed to fund a development program related to the development, manufacture and marketing of new molecular testing products on a cost incurred based. Upon commercial launch of the new products, Fisher has agreed to certain minimum purchases over a six-year period. We have received a $500,000 milestone payment under this agreement during the second quarter of 2008.

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

8. Assignment of Royalties

In September 2006, the Company entered into an agreement with Drug Royalty LP2 (“DRT”) under which we assigned rights to a royalty stream due to us from Applied Biosystems, Inc (ABI) under a license agreement through December 31, 2011 in exchange for an up-front cash payment from DRT of $20 million (Royalty Agreement). In connection with the Royalty Agreement, we were required to make payments to DRT if the royalties assigned to DRT did not exceed certain minimum annual amounts. In 2006 we recorded the $20 million payment as a liability. We continued to record revenue for amounts received from ABI under the license agreement. We recorded interest expense and a reduction of the liability to DRT as the payments we received from ABI under the license agreement were remitted to DRT under the Royalty Agreement. As of March 28, 2008, the carrying value of our liability to DRT under the Royalty Agreement was approximately $17.6 million.

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

As we believe that we have potential remaining obligations which may be more than insignificant and given that the royalty performance is lengthy under the 2008 Royalty Interest Assignment Agreement, we have considered the authoritative guidance in Staff Accounting Bulletin No. 104 (SAB 104), and we have deferred recognition of amounts received under the agreement which will be amortized over the term of the agreement.

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

Determination of fair value

We measure fair value using the procedures set out below for all assets and liabilities measured at fair value. When available, we generally use quoted market prices to determine fair value, and classify such items in Level 1. If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

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

Assets and liabilities measured at fair value on a recurring basis:

Liabilities

Our common stock warrants liabilities at June 30, 2008, as well as the conversion feature of our convertible debt use significant unobservable inputs and thus shown as a Level 3 hierarchy items.

The following table presents the financial instruments carried at fair value, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy (as described above) as of June 30, 2008 (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total value in consolidated balance
Common stock warrants	$—	$—	$4,393	$4,393
Conversion feature of convertible debt	—	—	3,175	3,175

Total liabilities at fair value	$—	$—	$7,568	$7,568

Assets and liabilities measured at fair value on a non-recurring basis:

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

10. Consolidation of Nanogen Point-of-Care Manufacturing Operations

On May 23, 2008 we announced that we were taking steps to reduce costs and improve margins of our rapid testing products by consolidating our point of care manufacturing operations. The consolidation includes the transfer of current operations in Toronto, Canada to our San Diego facility and the cessation of manufacturing operations in Canada by the end of 2008. We have determined that the manufacturing facility will continue to be used until approximately the end of September 2008, after which time we will only use a small portion of the facility and will actively seek a subtenant to occupy a larger portion of the premises. The current facility lease in effect on our Toronto facility allows us to terminate the lease in 2012.

Based on our review of FASB 144, Impairments of Long-Lived Assets and Discontinued Operations, we have performed an evaluation of fixed assets and tenant improvements for impairment as of June 30, 2008 and as a result recorded an impairment charge, and revised the estimated useful life of certain assets to reflect cessation of operations in Toronto in September 2008.

Below is a summary of the charges recorded as of June 30, 2008 (in thousands):

June 30, 2008
(Unaudited)
Fixed asset impairment charges	$696
Severance charges	360

$1,056

These charges were allocated to cost of product sales and operating expenses in the category for which the asset was intended for use. The allocation of these charges was recorded as follows: $665,000 in cost of product sales, $276,000 in research and development, and $115,000 in selling, general and administrative costs. We will cease to use our Toronto manufacturing facility as of approximately September 30, 2008. As a result, in accordance with FASB 146, Accounting for Costs Associated with Exit or Disposal Activities, we will record an additional charge of approximately $2.8 million related to our lease obligation on the cease-to-use date. This amount includes early termination penalties, as well as recurring monthly amounts owed under the existing lease between now and the end of the early termination period of July 31, 2012. We also expect to incur $260,000 of additional severance charges through the end of 2008.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide the reader a clear and straightforward understanding “through the eyes of management” of our operations and present business conditions. When used in this management discussion, the terms “Nanogen,” “Company,” “we,” “us,” or “our” mean Nanogen, Inc. and its subsidiaries. MD&A is provided as a supplement to and should be read in conjunction with our annual report on Form 10-K, and our quarterly consolidated financial statements and the accompanying notes. This overview summarizes information within the MD&A, which includes the following sections:

•	Summary—an executive summary of the significant business events that have occurred after December 31, 2008.

•

Our Business—a general description of our business, our technologies and the actions we have taken to develop our business to help the reader better understand our objectives, areas of focus, various strategic investments, relationships and agreements we have entered into after December 31, 2008.

•

Results of Operations—an analysis of our consolidated results of operations for the three and six months ended June 30, 2008 and June 30, 2007, as presented in our consolidated financial statements, to provide the reader information about trends and material changes in revenues and expenditures.

•

Liquidity and Capital Resources—an analysis of our cash flow statement and financial position to help the reader understand our current and anticipated capital resource requirements and our ability to generate the liquidity required to support our current and planned operations.

•

Critical Accounting Policies and Estimates—an analysis of the judgmental accounting policies, estimates and assumptions we made while completing our consolidated financial statements, to provide the reader an understanding of how these decisions materially effected the results of operations.

Summary:

Subsequent to December 31, 2007, the following significant business developments occurred:

•

On June 5, 2008 we announced that we have been awarded a new $10.4 million, two-year contract from the U.S. Centers for Disease Control and Prevention (CDC) to develop a multi-analyte molecular diagnostic assay for influenza. The molecular diagnostic test will be developed in partnership with the Medical College of Wisconsin (MCW) and HandyLab Inc. The new test is expected to be significantly more sensitive than current rapid flu tests and is expected to be conducted in less than half the time it takes to run current molecular tests.

•

On May 23, 2008 we announced that we were taking steps to reduce costs and improve margins of our rapid testing products by consolidating our point of care manufacturing operations. The consolidation includes the transfer of current operations in Toronto, Canada to our San Diego facility and the cessation of manufacturing operations in Canada by the end of 2008.

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

•

On March 14, 2008 we entered into agreements with the holders of our 6.25% Convertible Notes due 2010 (the “Notes”) issued on August 27, 2007 to restructure the indebtedness. In the restructuring, the Holders exchanged an aggregate of $12.9 million in principal amount of the Notes with the Company’s 9.75% Senior Secured Convertible Notes due 2010 with an aggregate principal amount of $15.5 million. The 9.75% Senior Secured Convertible Notes are convertible initially into an aggregate of approximately 22,784,000 shares of common stock of the Company at an initial conversion price of $0.6803 per share. The terms of the 9.75% Senior Secured Convertible Notes provide for the mandatory payment of the principal in specified periodic installments as well upon certain asset disposition and financing transactions. An aggregate of $7.0 million will remain outstanding under the Notes, secured by a $7.0 million letter of credit. In connection with the restructuring, we granted a collateral agent on behalf of the holders of the 9.75% Senior Secured Convertible Notes a security interest in substantially all of the assets of the Company. Upon closing of the restructuring, the conversion price of the remaining Notes and the exercise prices of related warrants issued in the August 2007 debt financing were adjusted to $0.6803. In addition, the restructuring triggered the anti-dilution clause in the warrants which resulted in an increase in the number of outstanding warrants by 11.7 million shares

•

In February 2008, we entered into a distribution and license agreement with Thermo Fisher, Inc. (“Fisher”) under which we will provide certain distribution and technology access rights to Fisher. As part of the agreement, Fisher has agreed to fund a development program related to the development, manufacture and marketing of new molecular testing products on a cost incurred basis. Upon commercial launch of the new products, Fisher has agreed to certain minimum purchases over a six-year period.

Our business:

We are a diagnostics company with the mission to make the diagnosis, and treatment and monitoring of an individual’s health easier and faster. We were founded on innovative research and technology development and have been in business since 1993. We have been publicly traded on NASDAQ (symbol: NGEN) since 1998.

During 2007, we significantly restructured our operations. In the fourth quarter of 2007, we decided to eliminate one of our three product lines, the micro array platform, and focus on products and technologies we acquired in the past four years. Although the micro array platform was technologically a success, the market for highly complex molecular testing has remained small and we can no longer support this product line as we wait for the market to grow. We plan to manufacture consumable products related to our micro array business until approximately the end of 2008 and expect to discontinue our micro array operations at that time.

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

The majority of our molecular diagnostic products target the detection of DNA or RNA associated with infectious diseases, with the largest medical application being for use in identifying viral infection in transplant and immunocompromised patients. There are additional tests for genetic conditions and oncology. Examples of the diseases tested for include: Cytomegalovirus, Epstein-Barr Virus, BK Virus, Herpes Simplex Virus, and Human Herpes Virus.

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

In June 2008 we were awarded a new $10.4 million, two-year contract from the U.S. Centers for Disease Control and Prevention (CDC) to develop a multi-analyte molecular diagnostic assay for influenza. The molecular diagnostic test will be developed in partnership with the Medical College of Wisconsin (MCW) and HandyLab Inc. It will be significantly more sensitive than current rapid flu test and is expected to be conducted in less than half the time it takes to run current molecular tests.

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

Results of Operations

For the quarters ended June 30, 2008 and 2007

Revenues

The following table summarizes our revenues for the quarters ended June 30, 2008 and 2007 (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2008	2007	Difference	2008	2007	Difference
Product sales	$7,972	$5,294	$2,678	$16,042	$11,378	$4,664
License fee and royalty income	1,496	2,058	(562)	3,258	3,300	(42)
Contracts and grants	3,464	2,963	501	4,316	5,291	(975)

Total	$12,932	$10,315	$2,617	$23,616	$19,969	$3,647

•

Our real-time molecular products account for approximately 80% of our product sales. Point-of-care products account for approximately 15% of product sales, and the remaining 5% is related to the micro array business which is being discontinued. The increase in product sales revenue for the three and six months ended June 2008 as compared to the same periods in 2007 is due primarily to overall increased revenues in the real time product line as well as in the point of care business.

The future: We expect revenue to continue to increase significantly in 2008 as compared to 2007 despite the discontinuation of our micro array product line. The projected increases are primarily based on existing products, but also include the anticipated introduction of additional new products in 2008.

The whole blood congestive heart failure test, which remains in development, will significantly expand the potential market and revenue generating capability of the product if cleared with the FDA.

•

License fee and royalty revenue is generated by licensing our intellectual property rights to third parties. The majority of our license fee and royalty revenue was related to our royalty minimums under a licensing agreement with Applied Biosystems Inc. (Applied Biosystems) for the use of our MGB technology with their TaqMan® 5’-nuclease real-time PCR. The decrease in license fees and royalty revenues in the three and six months ended June 2008 as compared to the same periods in 2007 is primarily due to lower royalty revenues recognized related to ABI royalty interests.

The future: In March 2008, we entered into an agreement with DRT under which we sold to DRT, for $10 million, the royalties generated under a license agreement with ABI from January 1, 2012 through the end of the license agreement. DRT also released Nanogen of its obligation to guarantee minimum royalty payments in exchange for the termination of sharing arrangements included in a previous agreement between Nanogen and DRT, which was reflected as a liability of $17.6 million in our December 31, 2007 balance sheet. We expect revenues to continue at approximately $1 million per quarter, slightly less than the recent run rate experienced under the contract. We anticipate the remainder of our license and royalty income to remain at levels similar to 2007.

In addition, with our growing intellectual property profile of 159 U.S. patents, we are continuing to evaluate royalty and licensing opportunities and we may choose to license other intellectual property in the future, if we believe the terms and conditions are acceptable.

•

Contracts and grants revenue represent funding by various federal, state and private agencies earned through our research and development efforts awarded through contracts and grants. Contracts and grants revenue is recorded as the costs and expenses to perform the research are incurred, if the amount is reasonably commensurate with the effort expended and collection of the payment is reasonably assured. Under certain arrangements where funding is provided contractually on a scheduled basis, revenue is recorded ratably over the term of the arrangement. Payments received in advance under these arrangements are recorded as deferred revenue until the expenses are incurred. The decrease in contract and grant revenues in the six months ended June 30, 2008 as compared to the same period in 2007 is primarily due to a delay in funding to be received for the CDC influenza project. We expect the funding to resume in the third quarter of 2008.

The future: The recognition of revenue under contracts and grants may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year depending on the timing and quantity of agreements and contracts. On December 4, 2006 we announced we were awarded a $4.5 million contract from the U.S. Centers for Disease Control and Prevention (CDC). This award was for the first two phases of a five-phase development project. Subsequent amendments increased the awarded funds for the first two phases to $6.7 million, of which $5.7 million has been recognized as revenue through June 30. 2008. If we are awarded all five phases, the award may total approximately $12.5 million. As a result, our future contract and grant revenue will be significantly impacted by whether or not we are awarded the remaining phase of the CDC contract. In addition, in May 2008 we announced that we were awarded a new $10.4 million two-year contract from CDC to develop a multi-analyte molecular diagnostic assay for influenza. Over the next two years this contract will result in increased contract and grant revenues if we fulfill the related contractual obligations.

Cost and expenses

Cost of product sales (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2008	2007	Difference	2008	2007	Difference
Cost of product sales	$5,479	$4,529	$950	$10,317	$9,359	$958

Cost of product sales relates to the expenses associated with manufacturing our products. These expenses include the materials, labor, and various overhead costs required to build our products. Included in our overhead expenses are charges for excess capacity as well as inventory impairment charges. Cost of product sales in the three and six months ended June 30, 2008 as compared to the same periods in 2007 have increased primarily due to the growth in product revenues, as well as asset impairments recorded related to the consolidation of our point-of-care manufacturing operations.

The future: In 2008 we expect our cost of product sales to increase in line with the increase in product sales.

Research and development expenses (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2008	2007	Difference	2008	2007	Difference
Research and development	$4,757	$7,546	$(2,789)	$8,942	$14,058	$(5,116)

•

Research and development relates to the expenses associated with our efforts to develop molecular diagnostics products for commercialization and the expenses incurred while conducting reimbursable research and development under contractual agreements with various federal, state and private entities. The significant decrease in research and development costs in the three and six months ending June 30, 2008 as compared to the same periods of 2007 is primarily due to deconsolidation of Jurilab in the second half of 2007, as well as our discontinuation of research and development costs related to the micro array business.

The future: As a part of our continual focus on narrowing our losses and working towards positive cash flows from operations, we plan to reduce costs in research and development expenditures that are not funded by contracts or grants.

Selling, general and administrative expenses (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2008	2007	Difference	2008	2007	Difference
Selling, general and administrative expenses	$8,330	$11,233	$(2,903)	$17,057	$20,086	$(3,029)

•

Selling, general and administrative expenses relate to the costs associated with promoting and selling our products and the administrative costs required to support our company’s operations. SG&A costs decreased when compared to prior year levels despite growth in revenues. This was primarily due to the savings resulting from exiting the micro array business, as well as significant lease termination costs recorded in the second quarter of 2007.

The future: We expect that our selling, general and administrative expenditures as a percentage of revenue will trend lower than the percentage increases in our revenue. We also anticipate our costs will further decline as a percentage of revenue as we work to reduce expenses and further focus our business as a result of our exit of the micro array business.

Amortization of purchased intangible assets (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2008	2007	Difference	2008	2007	Difference
Amortization of purchased intangible assets	$709	$760	$(51)	$1,643	$1,527	$116

•	Amortization of purchased intangibles is our effort to match the benefits of the intellectual property we have acquired with current period expenses.

The future: We expect the amortization expense on purchased intangibles to remain consistent at the current level. However, amortization expense may also be impacted by potential future business combinations.

Other income

The following table summarizes our other income for the three and six months ended June 30, 2008, and 2007 (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2008	2007	Difference	2008	2007	Difference
Interest income	$142	$31	$111	$477	$569	$(92)
Interest expense	(1,297)	(856)	(441)	(3,206)	(1,999)	(1,207)
Other income (expense)	517	(25)	542	288	(53)	341
Loss on extinguishment of debt	—	—	—	(12,245)	—	(12,245)
Warrant and conversion rights valuation adjustment	1,851	—	1,851	(1,059)	10	(1,069)
Gain (loss) on foreign currency translation	3	(16)	19	(23)	(14)	(9)

Total other income (expense)	$1,216	$(866)	$2,082	$(15,768)	$(1,487)	$(14,281)

•

The increase in interest expense is primarily related to our convertible debt offering signed in August 2007 and restructured in March 2008. The loss on extinguishment of debt and the change in the warrant valuation adjustment amount related to the restructuring of our convertible debt during the first quarter of 2008. The warrant valuation changed $1.0 million in the first quarter of 2008 primarily as a result of the repricing of the warrants from $1.14 to $0.68. The change in the warrant valuation adjustment is also due to the quarterly remeasurement of fair value of our outstanding warrants using the methodology prescribed by EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

Liquidity and capital resources

Short-term and long-term liquidity

At June 30, 2008 we have cash and cash equivalents of approximately $3.3 million. We will need to raise additional funds through financing transactions in order to continue to support our planned operations through December 31, 2008. Without access to this financing, on terms acceptable to us, we may have to curtail or cease operations and product development that will materially alter our current business strategy.

The following is a summary of our key liquidity measures as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007	Difference
Cash and cash equivalents	$3,279	$5,806	$(2,527)
Short-term investments, available for sale	—	1,450	(1,450)

Total cash and cash equivalents and short-term investments, available for sale	$3,279	$7,256	$(3,977)

Current assets	$25,128	$26,184	$(1,056)
Current liabilities	(50,619)	(26,371)	(24,248)

Working capital	$(25,491)	$(187)	$(25,304)

Our cash and cash equivalents and short-term investments, available for sale decreased by $4.0 million, while our working capital decreased by $25.3 million, at June 30, 2008 as compared to December 31, 2007. The decrease in working capital was primarily due to an increase in current liabilities resulting from reclassifying our convertible debt balances from long term to current. This reclassification is primarily the result of our not making our second quarter 2008 interest payment to the lender as of June 30, 2008 which constitutes a default under the terms of the notes and makes them callable at the option of the note holders. In addition, current liability balances include $5.3 million of deferred revenue balances, and liabilities related to convertible debt conversion features of $3.2 million and common stock warrants of $4.4 million, all of which represent non-cash liabilities. The decrease in cash and cash equivalents and short term investments, available for sale, is primarily due to cash usage for operations during the period. Additionally, in the first quarter of 2008 we entered into a new royalty interest assignment agreement with DRT in which we received an up-front payment of $9.9 million, net of transaction costs, in exchange for assigning the royalty rights under a license agreement with ABI. In accordance with accounting guidance, we have deferred recognition of revenue for the amounts received under this agreement and will recognize revenues over the term of the agreement. Accordingly, we have recognized $1.1 million of deferred revenues during the second quarter of 2008 related to this transaction. Going forward, with our exit from the micro array business, we believe we can use less cash as we focus on further reducing costs and work to increase sales to achieve cash flow break even.

From our inception to June 30, 2008, we have financed our operations primarily by:

•	Issuing our stock and warrants

•	Issuing convertible debt

•	Generating revenues

•	Assignment and sale of certain royalty interests to DRT

•	Financing our trade receivables

•	Obtained cash through our acquisition of Epoch

•	Using proceeds from our litigation settlement with CombiMatrix

•	Obtaining a modest amount of capital equipment long-term financing

•	Reimbursement from federal, state and private agencies for certain research and development projects.

Cash used in operating, investing and financing activities for the six months ended June 30, 2008 and 2007 is as follows (in thousands):

	June 30, 2008	June 30, 2007
Net cash provided by (used in) operating activities	$(604)	$(20,521)
Net cash provided by (used in) investing activities	(39)	7,714
Net cash provided by (used in) financing activities	$(1,784)	$8,565

Operating activities

Net cash used in operating activities for the six months ended June 30, 2008 and 2007 primarily related to our net losses and changes in working capital. The decrease in cash used in operating activities in the first half of 2008 as compared to the same period of 2007 primarily related to a $10 million sale of certain royalty rights, as well as cost savings due to our exit from the micro array business and deconsolidation of Jurilab.

Investing activities

Net cash used in investing activities in the six months ended June 30, 2008 and 2007 primarily related to net proceeds from the sale of short-term investments, which was offset by the purchase of fewer short-term investments (i.e. we utilized short-term investments to fund our operating and financing activities). Net cash provided by investing activities decreased in the six months ended June 30, 2008 as compared to the same period of 2007 primarily due to drawing down our invested balances with no significant other balances to use for operational needs.

Capital spending is essential to our product innovation initiatives and maintaining our operational capabilities. Therefore in the first half of 2008 and 2007 we used cash to purchase $1.7 million and $1.2 million, respectively, in property and equipment to support the development of our product lines.

Financing activities

Due to our negative cash flows from operations, we remain dependent on equity, debt financing or other sources of non-dilutive financing to fund our operations.

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

We have not made our quarterly interest payment on the convertible debt that was due on June 30, 2008 payable in arrears. This may constitute default under the convertible note and render the notes callable by the note holders. According to the terms of the notes, there is a five day grace period during which, if the interest payment is made, the event of default related to non-payment of interest can be considered cured. Based on the non-payment of interest and the resulting potential default on the notes, after consideration of the guidance in FASB Statement No. 78, Classification of Obligations that are Callable by the Creditor, we have reclassified our long-term debt balances under the notes to current at June 30, 2008.

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

Going Concern

We have incurred net losses of $30.1 million in the six months ending June 30, 2008, $33.9 million, $46.7 million, and $104.8 million for the years ended December 31, 2007, 2006 and 2005, and have an accumulated deficit of $430.7 million as of June 30, 2008. Based on our operating plan, our existing working capital is not sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures, and working capital requirements through December 31, 2008 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Valuation of Goodwill

We have $39.0 million of goodwill on our June 30, 2008 consolidated balance sheet related to our acquisitions of Amplimedical and Spectral in 2006, and our acquisitions of SynX and Epoch in 2004. We used significant estimates and assumptions to determine the value of these assets. In many cases we use a third party to perform a valuation analysis on these assets, while we review their assumptions, calculations and conclusions for reasonableness and accuracy.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using a combination of the income approach methodology of valuation that includes the discounted cash flow method and a market based methodology. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

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

Valuation of embedded derivatives.

We value certain embedded features issued in connection with our February and August 2007 financing activities and in connection with our restructuring of debt in March 2008. Our February 2007 financing included issuance of warrants, while our August 2007 convertible debt financing included warrants and conversion features that we are required to fair value at each balance sheet date. The warrants, along with the conversion feature of the notes, have been recorded at their relative fair value at the inception date of the agreement and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) at each reporting date. The fair value of these warrants and rights are primarily affected by our stock price and its volatility, expected life and interest rates. We recorded approximately $0.9 million of other expense in 2008 related to the change in the fair value of the warrants and the conversion feature. As of June 30, 2008, the fair value of the warrants and conversion feature was determined to be $7.4 million. This amount is reflected in our financial statements as a current liability.

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

Inventory valuation and related reserves

We have a history of writing down the value of our inventory due to lack of market demand. We have approximately $8.3 million of inventory reserves as of June 30, 2008, with a net ending inventory balance of approximately $2.4 million. Given the inherent unpredictability of demand for new products, we are required to make significant estimates about the future demand for this inventory. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

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

For share-based awards issued, we estimated the expected term by considering various factors including the vesting period of options granted employees’ historical exercise and post-employment termination behavior and aggregation by homogeneous employee groups. Our estimated volatility was derived using our historical stock price volatility. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

Related Party Transactions

In October 2006, we signed a consulting agreement with Mr. Dreismann, one of our Board members. Mr. Dreismann received $15,000 and $60,000 in compensation under this agreement during 2008 and 2007, respectively. Total compensation under the agreement is capped at a maximum of $5,000 per month.

On August 3, 2006, we entered into research and development collaboration arrangements with Thermo Fisher Scientific Inc., (“Fisher”) a related party, that owns approximately 5.7 million shares of our common stock, and Athena Diagnostic, a wholly-owned subsidiary of Fisher. We agreed to share certain technology and patent rights related to the development, manufacture and marketing of new molecular diagnostic products. On August 9, 2006, we entered into an exclusive distribution agreement with Fisher. There was approximately $294,000 of sales under this agreement in the six months ended June 30, 2008.

In February 2008, we entered into a distribution and license agreement with Fisher under which we will provide certain distribution and technology access rights to Fisher. As part of the agreement, Fisher has agreed to fund a development program related to the development, manufacture and marketing of new molecular diagnostic products on a cost incurred based. Upon commercial launch of the new products, Fisher has agreed to certain minimum purchases over a six-year period. There was approximately $676,000 of sales under this agreement in the six months ended June 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest rate exposure

Our exposure to market risk due to fluctuations in interest rates is minimal as we do not have short-term investment holdings other than an auction rate security which has no carrying value at June 30, 2008 as it is considered impaired.

Foreign Currency Exchange Rate Exposure

The functional currency for our Canadian subsidiary is the U.S. dollar and the functional currency of our subsidiary in Italy is the euro. The Italian subsidiaries’ accounts are translated from the euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded in accumulated other comprehensive income in the consolidated financial statements included herein. In certain instances, our subsidiaries conduct business with customers and vendors in euros or in other local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the dates of the transactions. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European customers and vendors. The net tangible assets of our foreign subsidiaries, excluding intercompany balances, were approximately $8.0 million at June 30, 2008.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based on such evaluation, such officers have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over the financial close and inventory valuation processes.

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

(b) Change in Internal Control over Financial Reporting.

In order to remediate the weaknesses identified in our internal controls as of December 31, 2007, we began implementation of additional controls and procedures in the first half of 2008, including:

•

recruitment of additional staff (subsequent to December 31, 2007, we have hired an accounting manager and two senior accountants to help remediate the insufficient number of qualified staff accountants); and

•	adding detailed review procedures over accounting close activities, including inventory valuation analysis, and search for unrecorded liabilities.

We anticipate these measures to be fully implemented on or before December 31, 2008.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation

We may be subject to potential liabilities under various claims and legal actions that may be asserted. These matters may have arisen in the ordinary course and conduct of our business, as well as through acquisitions or divestitures. These matters may be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities and as of June 30, 2008 we have no significant accrual for any pending claims. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to us. Although the amount of liability at June 30, 2008, with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial position, results of operation or cash flows.

ITEM 1a.	RISK FACTORS

As of June 30, 2008 we were in default on our convertible debt as we had not paid interest due on June 30, 2008.

We have not made interest payment under our convertible notes for the quarter ended June 30, 2008, which constitutes a default under the terms of these convertible notes. Unless such default is waived, holders of our convertible debt have the right to call the notes immediately, and we will be required to pay in cash all principal and accrued interests due under the notes, plus certain late charges and default premium. The default will also increase the interest rate of our convertible notes to 12% per annum. In addition, we have granted holders of certain portion of our convertible notes a first priority security interest in substantially all of our assets and stock of our subsidiaries to secure our obligations under the notes. Upon the occurrence of an event of default, the holders would have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interest.

There is no guarantee that holders will waive default under the convertible notes, and if such default is not waived and the noteholders call the notes, we will not have the capital required to repay the notes, which could force us to file for bankruptcy protection if holders were to call our notes.

We have received a notice of default from our landlord for the San Diego facility and if this default is not cured or waived, it will have a material adverse effect on our business operations.

On August 8, 2008 we received a notice of default from our landlord at our corporate facility at 10398 Pacific Center Court, San Diego, California, for failing to pay rent, common area maintenance and late fees currently due and owing under our lease in the amount of $372,000. Unless we pay the full amount owed within 10 days of the notice, our landlord may exercise certain rights and remedies as provided in the lease, including but not limited to terminating the office lease and seeking to regain possession of the premises. If not cured or waived, this lease default could have a material adverse affect on our ability to conduct business. Additionally, this default creates a cross default on our existing convertible notes.

We will need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We will need to raise additional cash to continue our planned operations through December 31, 2008. Our independent registered public accounting firm has included a modification to its audit report regarding substantial doubt about our ability to continue as going concern in the Form 10-K for the fiscal year ended December 31, 2007. We may seek additional funds through public and private securities offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources, sale of assets or licensing of technology or intellectual property. If we can not raise more money, we will have to reduce our capital expenditures, scale back our development of new products, significantly reduce our workforce and seek to license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we will need will depend on many factors, including among others:

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

Since our inception, we have incurred cumulative net losses which, as of June 30, 2008, total approximately $430.7 million. Moreover, our negative cash flow and losses from operations will continue for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, which could be significant. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, acquisition, goodwill or other impairment charges, non-cash stock option expenses, market acceptance of our existing product offerings, and potential other products under development, including the whole-blood CHF product and diagnostics related to infectious disease, whether and when new products are successfully developed and introduced by us or our competitors, and the achievement of milestones under our collaborative agreements with various government and private agencies. The recognition of revenue under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

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

We are at an early stage of development. As of June 30, 2008, we had only a limited product offering that includes real-time PCR products and point-of-care diagnostic tests for cardiac disease. Our congestive whole-blood heart failure point-of-care test remains in development. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

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

Through SynX we were a party to a 2001 development and manufacturing agreement between SynX and Princeton BioMeditech Corporation (“PBM”) to jointly develop and market various point-of-care tests for certain biomarkers and protein targets. As of January 2006, we terminated all of our previous agreements with PBM and superseded them with renegotiated contracts. These contracts include a manufacturing and distribution agreement and a development agreement. We agreed to continue the joint development of a point-of-care test system that incorporates PBM’s proprietary technology, our proprietary reagents and a non-exclusive license between us and Roche Diagnostics GmbH. PBM is responsible for the development of an instrument that uses our reagents to determine the amount of target NT-proBNP present in a patient. We are required to develop and manufacture the reagents used in the instrument and supply them to PBM who manufacture the test device. We also have to conduct the testing of our reagents required to obtain regulatory approval to market and sell them. Further, PBM has the rights to distribute the products in certain markets including the US. As a result, our success in the point-of-care market is dependent in part upon PBM’s ability to perform under these agreements.

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

Our liquidity position is constrained by the operating losses from our business. In addition, we are not able to pay interest on the Notes with shares of our common stock if the valuation of our stock is below $0.6803 per share or if we do not satisfy certain equity conditions set forth in the Notes, including maintaining a minimum bid price of our common stock as required by applicable NASDAQ listing standard, in which case we will be required to pay interest in cash. Under the terms of the 9.75% Notes, we are also required to make certain monthly installment payments and quarterly catch-up payments to redeem the Notes. We are also required to apply a portion of net proceeds received from certain sales of assets and equity or debt financing to redeem the 9.75% Notes. As a result, we may not have sufficient funds to make the required interest, redemption and principal payments on the Notes when due, either at maturity, applicable installment payment dates, or upon the occurrence of various events of default or specified change of control transactions. If we do not have sufficient funds to make these payments, we will have to obtain an alternative source of funds, including sales of our assets or assets of our subsidiaries or sales of our equity securities or capital. We cannot assure you that we will be able to obtain sufficient funds to meet our payment obligations under the Notes through any of these alternatives or that we will be permitted by our senior lenders to obtain funds through any of these alternatives. In the event that we are not able to make the required payments at maturity or otherwise, we will be forced to seek alternatives, including seeking additional debt financing or equity financing or a potential reorganization under Chapter 11 of the United States Bankruptcy Code.

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

We have deposited $7.3 million of the total $20 million purchase price of the Notes in a cash collateral account for the purpose of securing the letter of credit issued in favor of the holders of the Notes. The funds in the cash collateral account, including interests earned, will be released to us only if we meet certain conditions to terminate the letter of credit. These conditions include, but are not limited to, all of the following: (i) the closing sales price of our common stock on the NASDAQ Global Market equal to or exceeds $1.524 per share for 20 out of 30 consecutive trading days; (ii) there is no event of default under the Indenture; and (iii) our common stock has not been suspended from trading on NASDAQ Global Market. There is no guarantee that we will meet all of the conditions for the termination of the letter of credit. In addition, there is no guarantee that the price of our common stock will reach the target level described above, and even if it does, there is no assurance that the price will maintain at such level for the required period of time. The price of our stock as of August 5, 2008 was $0.42 per share. If the price of our common stock does not meet this requirement or if we cannot meet any of the conditions, we will not have access to the funds in the cash collateral account, which will adversely affect our cash flow, financial results and our ability to meet payment obligations under the Notes.

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

The conversion or exercise of some or all of the Notes and related warrants, respectively, and the issuance of shares of common stock in payment of interests on the Notes, could significantly dilute the ownership interests of existing stockholders. The restructuring transaction completed in March 2008 also increased substantially the number of shares that may be issued upon conversion of the Notes by lowering the initial conversion price of the Notes from $1.27 per share to $0.6803 per share, which will result in increased dilution. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

The CDC project may not continue beyond the previously funded phases.

We received contracts totaling $5.7 million from the CDC to cover the first two phases of a possible five phase development program totaling up to $12.5 million. We currently estimate that completion of the contract will require more than $12.5 million in funding. Future awards will be given at the discretion of the CDC. In making further contract awards, the CDC may consider the achievement of certain milestones in the current contract but there can be no assurance that we will successfully attain them. The exact reimbursement rates provided by the CDC are also subject to our performance of the contract under allowed rates of reimbursement and the ratio of internal versus outside supplier expenses. The CDC could modify our rates of reimbursement based on our actual performance.

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

On November 27, 2007, we received a letter from NASDAQ Stock Market informing us that the closing bid price of our common stock was under $1.00 per share for 30 consecutive business days, and that we had 180 calendar days, or until May 27, 2008, to regain compliance with the minimum bid requirement under NASDAQ rules. As the Company has not regained compliance by May 27, 2008, we requested and received approval from NASDAQ staff to transfer our common stock to the NASDAQ Capital Market. Our common stock satisfied all criteria, other than compliance with the minimum bid price requirement, for this initial inclusion on the NASDAQ Capital Market. As part of the transfer of our common stock to the NASDAQ Capital Market we were granted an additional 180 calendar days to comply with the minimum bid price requirement.

There is no guarantee that we will be able to regain compliance of the minimum bid price requirement under NASDAQ rules prior to the expiration of the 180-day grace period to regain compliance. In addition, while stockholders have approved a measure to give our board of directors the authority to effectuate a reverse stock split of our common stock in order to raise the stock price, there is no guarantee that such reverse stock split will result in a higher stock price. Our stock price as of August 5, 2008 was $0.42 per share. Our failure to meet NASDAQ’s minimum bid price requirement may result in the delisting of our common stock, which will make our stock significantly less liquid and negatively affect its value. Delisting may also result in an event of default under our Notes and a breach of certain covenants with our warrant holders, which will have a material adverse effect on us.

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

On May 23, 2008 we announced that we were taking steps to reduce costs and improve margins of our rapid testing products by consolidating our point of care manufacturing operations. The consolidation includes the transfer of current operations in Toronto, Canada to our San Diego facility and the cessation of manufacturing operations in Canada by the end of 2008. We have determined that the manufacturing facility will continue to be used until the end of September 2008, after which time we will only use a small portion of the facility and will actively seek a subtenant to occupy a larger portion of the premises. The current facility lease in effect on our Toronto facility allows us to terminate the lease in 2012.

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

In August 2005 we received an untitled letter from the Office of In Vitro Diagnostic Device Evaluation and Safety (OIVD), a division of the FDA. The letter described the OIVD’s concern that the micro array NanoChip systems and certain related products sold as ASRs might be a closed system and therefore a medical device that requires a pre-market application. During the first quarter of 2006 we met with the FDA and made certain changes in our marketing materials and sales approach. In September 2006, the FDA published “Draft Guidance for Industry and FDA Staff: Commercially Distributed Analyte Specific Reagents (ASRs): Frequently Asked Questions” setting forth the FDA’s interpretation of the regulations governing the sale of ASR products. Subsequently, we received a second letter from the OIVD in which the FDA asserted that our micro array and multiplexed reagents require FDA pre-market review. In November 2006, we met with the FDA to discuss the second letter. In the fourth quarter 2007, we made the decision to exit the micro array business. Our remaining molecular ASRs are subject to the FDA’s new final ASR guidance document. In July 2008, we filed a document with the FDA outlining our plan for compliance with the FDA’s ASR guidance. We believe that our ASR products must be repackaged to meet the guidance and we may incur substantial costs in this repackaging effort. This will also divert resources from other efforts. Further, there can be no assurance that the repackaged ASR products would be acceptable to all of our customers.

The regulatory approval process for, and compliance with regulations applicable to, our products may be expensive, time-consuming and uncertain.

To the extent that our products require FDA or other regulatory approval or clearance prior to marketing, such regulatory approval process may be expensive, time-consuming, and fraught with uncertainty. An inability to obtain or maintain the required approvals for the commercialization of our products may have a significant impact on our business. It generally takes at least three to six months from the time of submission or more to obtain 510(k) clearance, but the process may take longer if the FDA requests more data or asks other questions. The premarket approval process generally takes between one and two years from the time of submission but can take longer. Prior to submitting to the FDA a 510(k) clearance or pre-market application, we must spend time and money preparing the submission, including generating the necessary data. Regulatory clearance or approval of any of our products may not be granted by the FDA or foreign regulatory authorities. Our failure to obtain required approvals or clearances from regulatory authorities could have a material adverse effect on our business, results of operations and financial condition. In other countries, the manufacture or sale of our products may require approval by local government agencies with missions comparable to the FDA’s. The process of obtaining any such approval may also be lengthy, expensive and uncertain.

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

On July 17, 2007, our Point-of-Care Division received a warning letter from the FDA following an earlier inspection of the division’s facility in Toronto, Canada in February 2007. The letter cited violation of the FDA’s Current Good Manufacturing Practice requirements of the Quality System Regulations with respect to the manufacture, packing and installation of products in our cardiac business: Cardiac STATus, Decision Point and i-Lynx. Subsequent to our decision to close our manufacturing operations in the Toronto facility in the third quarter of 2008, we have informed the FDA of our decision, and we have received a closeout notification from the FDA on these violations.

If we are unable to manufacture products on a commercial scale, our business may suffer.

We manufactured the majority of our products sold in 2007. In the future, we anticipate significant new sales in point-of-care quantitative tests that will be manufactured by PBM. We and PBM rely on subcontractors to manufacture the limited quantities of components we require for use by and sale to our customers, as well as for internal and collaborative purposes. Manufacturing, supply and quality control problems may arise as we or PBM alone, together or with subcontractors, attempt to further scale up manufacturing procedures or to manufacture new products. We or PBM may not be able to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our products and cause us to fail. We or PBM or any of our contract manufacturers could encounter manufacturing difficulties, including those relating to:

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

In May 2008 we have announced the consolidation of our point-of-care manufacturing operations into our San Diego facility. This will result in a reduction of approximately 20% of our workforce and additional severance related expenses of $360,000 in the second quarter of 2008. We expect an additional $260,000 in severance related expenses to be incurred through the remainder of 2008.

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

As of June 30, 2008, we have not made our quarterly interest payments in the amount of $462,000 on our convertible Notes and New Notes that were due on the last day of the quarter payable in arrears. This created a default under the convertible note and rendered the notes callable by the note holders. According to the terms of the Notes, there is a five day grace period during which if the interest payment is made, the event of default related to non-payment of interest can be considered cured. Based on the non-payment of interest and the resulting potential default on the Notes, after consideration of the guidance in FASB Statement No. 78, Classification of Obligations that are Callable by the Creditor, we have reclassified our long-term debt balances under the notes to current at June 30, 2008. In addition, under the terms of our New Notes principal payments of $80,000 are due on the first day each month for that month. As of the end of the second quarter in 2008, we were up to date with our monthly principal payments; however, we have not made our subsequent monthly principal payment due on July 1, 2008 and August 1, 2008, and there is no grace period available for such principal payments.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On June 25, 2008, we held our Annual Meeting of Stockholders.

(1)	As listed below, management’s director nominee was elected at the meeting:

Name of Nominee	No. of Votes For	No. of Votes Against	No. of Votes Abstain
Howard C. Birndorf	43,515,714	5,049,782	1,670,360
Robert E. Whalen	44,033,002	4,597,803	1,605,050

In addition, directors whose terms of office continue after the Annual Meeting are: Heiner Dreismann, Stelios B. Papadopoulos, and David R. Schreiber.

(2)	The proposal to amend the 1997 Stock Incentive Plan to increase the number of shares authorized for issuance thereunder by 4,000,000 shares was approved with 17,481,247 shares voting in favor, 5,423,439 shares voting against, and 1,370,375 shares abstaining. There were 25,960,795 shares classified as broker non-votes.

(3)	To approve an amendment of the Employee Stock Purchase Plan to increase the number of shares authorized for issuance thereunder by 500,000 shares was approved with 19,731,905 shares voting in favor, 3,331,798 shares voting against, and 1,211,358 shares abstaining. There were 25,960,795 shares classified as broker non-votes.

(4)	The proposal to approve and ratify the debt restructuring transaction completed in March 2008 in which the company exchanged an aggregate of an aggregate of $12,917,000 in principal amount of its 6.25% senior convertible notes with the Company’s 9.75% Senior Secured Convertible Notes with an aggregate principal amount of $15,500,400 and issuance of securities of the Company pursuant to the terms of the debt restructuring was ratified with 20,755,416 shares voting in favor, 1,794,180 shares voting against, and 1,725,464 shares abstaining. There were 25,960,796 shares classified as broker non-votes.

(5)	The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm Ernst & Young LLP for the fiscal year ending December 31, 2008 was ratified with 46,920,370 shares voting in favor, 1,670,275 shares voting against, and 1,645,210 shares abstaining.

ITEM 5.	OTHER INFORMATION

As previously disclosed in our December 31, 2007 10-K, the Staff of the Securities and Exchange Commission (the “SEC”) has reviewed and issued comments pertaining to our Form 10-K for the fiscal year ended December 31, 2006 and our Form 10-Q for the three and nine-month periods ended September 30, 2007. This review has been extended to include the Form 10-Q for the period ended March 31, 2008. As of the date of this filing, there were unresolved comments related to our reporting requirements related to our variable interest entity originally consolidated in the quarter ending September 30, 2005.

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

On August 8, 2008 we received a notice of default from our landlord at our corporate facility at 10398 Pacific Center Court, San Diego, California, for failing to pay rent, common area maintenance and late fees currently due and owing under our lease in the amount of $372,000. Unless we pay the full amount owed within 10 days of the notice, our landlord may exercise certain rights and remedies as provided in the lease, including but not limited to terminating the office lease and seeking to regain possession of the premises. Additionally, this default creates a cross default on our existing convertible notes. As more fully described in the notes to our financial statements for the quarter ended June 30, 2008, our convertible notes are in default as of the end of the second quarter 2008.

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

NANOGEN, INC.

Date: August 13, 2008	/s/ HOWARD C. BIRNDORF
Howard C. Birndorf
Chairman of the Board and Chief Executive Officer

Date: August 13, 2008	/s/ NICHOLAS J. VENUTO
Nicholas J. Venuto
Chief Financial Officer