Form 10-Q
period 2008-09-30
NANOGEN INC
filed 2008-11-14
CIK 1030339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 29, 2008, was as follows:

Class	Number of Shares
Common Stock, $0.001 per share par value	82,296,609

NANOGEN, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NANOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,689	$5,806
Short-term investments	—	1,450
Receivables, net	18,130	14,821
Inventories, net	2,587	2,267
Other current assets	2,213	1,840

Total current assets	24,619	26,184
Property and equipment, net	5,562	6,662
Acquired technology rights and intangibles, net	12,029	14,905
Restricted cash	9,340	9,626
Other non-current assets, net	1,679	2,011
Goodwill	38,948	38,963

Total assets	$92,177	$98,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,866	$15,600
Deferred revenues	5,312	663
Conversion feature of convertible debt	5,227	664
Current portion of assigned royalty interests obligation	—	2,868
Common stock warrants	3,605	1,708
Current portion of debt obligations	12,089	4,868

Total current liabilities	46,099	26,371
Debt obligations, less current portion	7,780	8,139
Long-term deferred revenues	20,140	—
Sponsored research payable	4,839	4,848
Long-term assigned royalty interests obligation	—	14,711
Other long-term liabilities	2,887	2,778

Total long-term liabilities	35,646	30,476
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at September 30, 2008 and December 31, 2007; no shares issued and outstanding at September 30, 2008 or December 31, 2007	—	—
Common stock, $0.001 par value, 245,000,000 and 135,000,000 shares authorized at September 30, 2008 and December 31, 2007, respectively; 81,200,909 and 73,218,128 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	81	73
Additional paid-in capital	445,209	440,583
Accumulated other comprehensive income	1,863	2,237
Accumulated deficit	(436,721)	(400,618)
Treasury stock, at cost, 0 and 416,027 shares at September 30, 2008 and December 31, 2007, respectively	—	(771)

Total stockholders’ equity	10,432	41,504

Total liabilities and stockholders’ equity	$92,177	$98,351

See accompanying notes.

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Product sales	$7,819	$5,549	$23,861	$16,927
License fees	1,514	1,833	4,772	5,132
Contracts and grants	4,428	986	8,744	6,277

Total revenues	13,761	8,368	37,377	28,336
Costs and expenses:
Cost of product sales (excluding amortization of purchased intangibles)	4,466	8,705	14,783	18,064
Research and development	4,768	7,540	13,710	21,598
Selling, general and administrative	8,036	9,167	25,093	29,253
Amortization of purchased intangible assets	707	733	2,350	2,260

Total costs and expenses	17,977	26,145	55,936	71,175

Loss from operations	(4,216)	(17,777)	(18,559)	(42,839)
Other income (expense):
Interest income	154	188	631	757
Interest expense	(3,135)	(1,439)	(6,341)	(3,438)
Other income (expense)	37	27	325	(26)
Loss on extinguishment of debt	(3,050)	—	(15,295)	—
Change in fair value of warrants and conversion rights	4,185	5,426	3,126	5,436
Gain (loss) on foreign currency transactions	33	(12)	10	(26)
Gain on deconsolidation of VIE	—	12,686	—	12,686

Total other income (expense)	(1,776)	16,876	(17,544)	15,389

Net loss	$(5,992)	$(901)	$(36,103)	$(27,450)

Net loss per share—basic and diluted	$(0.08)	$(0.01)	$(0.48)	$(0.38)
Number of shares used in computing net loss per share—basic and diluted	78,468	72,966	75,624	72,035

See accompanying notes.

NANOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(36,103)	$(27,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,490	5,818
Gain on deconsolidation of VIE	—	(12,686)
Other asset impairment and non-cash charges	1,342	2,134
Inventory provision	141	4,574
Accretion related to short-term investments	—	104
Stock-based compensation expense	1,462	3,180
Warrant valuation and conversion right adjustment	(3,126)	(5,426)
Loss on extinguishment of debt	15,295	—
Accretion of long-term debt	2,927	169
Non-controlling interests share in loss of VIE	—	302
Increase (decrease) in cash caused by changes in operating assets and liabilities:
Receivables, net	(3,604)	(3,485)
Inventories, net	(451)	(370)
Other current and long-term assets	(1,166)	(2,770)
Accounts payable and accrued liabilities	4,781	5,234
Deferred revenue and other long-term liabilities	7,926	95

Net cash used in continuing operating activities	(6,086)	(30,577)

Investing activities:
Purchase of short-term investments	—	(19,374)
Proceeds from sale and maturities of short-term investments	1,450	26,225
Acquisition of business, net of cash acquired	—	(2,030)
Proceeds from the conversion of restricted cash to cash	269	(3,904)
Purchase of equipment and technology rights	(1,937)	(1,798)

Net cash used in investing activities	(218)	(881)

Financing activities:
Principal payments on capital lease obligations	(385)	(530)
Principal payments on debt obligations	(374)	—
Payments on receivable financing	(6,699)	(3,299)
Proceeds from debt financing secured by receivables	5,918	4,208
Principal payments on assigned royalty interests obligation	(738)	(1,528)
Proceeds from debt obligations of variable interest entity	—	1,894
Issuance of common stock	—	7,587
Proceeds from short-term obligations	4,617	19,051

Net cash provided by financing activities	2,339	27,383
Effect of exchange rate changes	(152)	1,050

Net decrease in cash and cash equivalents	(4,117)	(3,025)
Cash and cash equivalents at beginning of period	5,806	11,261

Cash and cash equivalents at end of period	$1,689	$8,236

See accompanying notes.

NANOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

1. Summary of Significant Accounting Policies

Organization and Business Activity

Nanogen, Inc. (the “Company”) was incorporated in California in November 1991 and, in November 1997, was reincorporated in Delaware. The Company is in the business of developing, manufacturing, and selling diagnostic products for use in the in vitro diagnostic (IVD) market.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet as of September 30, 2008, consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which in the opinion of management are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2008 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company has incurred net losses of $6.0 million and $36.1 million, for the three and nine months ended September 30, 2008, respectively, and has an accumulated deficit of $436.7 million as of September 30, 2008. Based on the Company’s operating plan, its existing working capital is not sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, and working capital requirements through December 31, 2008 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company’s plan to address the expected shortfall of working capital is to raise cash through a combination of debt and equity, including $3.0 million from issuance of the Second Bridge Note described in note 5. If the Company is unsuccessful in raising sufficient additional capital, it will have to defer, reduce, or eliminate certain planned expenditures and may be unable to complete the proposed business combination with Financiére Elitech S.A.S. (“Elitech”). The Company will continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

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

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

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

In addition, the Company has several other legal entities which are included in the consolidation, but collectively they are not material.

Variable Interest Entities

In a series of investments from July 2005 to June 2006, the Company purchased $3.0 million in equity of Jurilab LTD (“Jurilab”). Using the methodology prescribed in Financial Accounting Standards Board “FASB” Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46(R)”) the Company determined it was the primary beneficiary and was required to include Jurilab’s assets and liabilities in the Company’s consolidated financial statements. The Company included Jurilab’s assets and liabilities as of the date of the initial investment on July 20, 2005 and its operating results after this date. In July 2007, a reconsideration event occurred as a result of Jurilab obtaining new equity financing from a third party. The Company determined that under FIN 46(R), the Company no longer qualified as the primary beneficiary as a result of the new equity financing and therefore was no longer required to consolidate Jurilab’s assets and liabilities in the Company’s financial statements. The results of Jurilab’s operations through July 2007, the date of the reconsideration event, are included in the Company’s consolidated results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and revenues and related disclosures at the date of the financial statements, and the amounts of revenues and expenses reported during the period. The Company regularly evaluates estimates and assumptions related to royalty revenue, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, the fair value of warrants and conversion rights, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments and other loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company generates revenue through product sales, license and royalty fees, and contracts and grants from third parties. The Company recognizes revenue only after all of the following criteria are met: i) there is persuasive evidence of an arrangement, ii) delivery has occurred or services have been rendered, iii) the price is fixed and determinable, iv) collectability is reasonably assured, and v) both the title and the risks and rewards of ownership are transferred to an unrelated third party. In addition, the Company applies the prescribed methodology in EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) to evaluate revenue arrangements to determine if it involves more than one deliverable and, if so, how the arrangement’s consideration should be measured and allocated to revenue.

Product sales

The Company sells its commercial products under various sales programs directly to end users through various distribution channels.

Revenue from product sales is recognized when the Company receives a purchase order, has shipped the product and title has passed to the customer (f.o.b. shipping point in the United States or Delivery Duty Paid at the customer’s site) and collection is reasonably assured. In transactions where a right-of-return exists, the Company defers revenue recognition until the customer has accepted the product and the right-of-return period has lapsed.

License and royalty fees

The Company applies the prescribed methodology in EITF 00-21 to evaluate license and royalty fee contracts to determine if these contracts involve more than one identifiable deliverable. The Company then determines the fair value of each identified deliverable in the contract. Any cash payments received before the identified deliverable is provided to the licensee are recorded as deferred revenue. As each deliverable is provided to the licensee, the Company recognizes the fair value of the deliverable as revenue. Often the useful life of the technology transferred is not explicitly written in the license and royalty fee contract and the Company is required to estimate the useful life of the technology transferred to ratably recognize revenue over this period. The Company believes that cash payment streams are one of the primary indicators of the customer’s perceived useful life of the technology transferred; therefore, the Company recognizes revenue during this period of time unless there are other contrary indicators in the license and royalty contract. In addition, as indicators are determinable under contract the Company recognizes minimum payments on an accrual basis.

Royalty payments that are based on product sales by the licensees are generally not determinable until the licensee has completed their internal computations of the royalties due and/or remitted their cash payment to the Company. Therefore, the Company will recognize revenue tied to third party sales on an accrual basis if information is available to enable the Company to accurately estimate the royalty due. In certain situations the Company may not be able to receive information on licensee product sales on a timely basis that will allow the Company to reasonably estimate the amount of royalty revenue to be recognized in the quarter during which the third party sales take place. The Company will not recognize this royalty revenue until the Company is able to ensure that there is reliable information to make a decision whether to recognize this revenue, which may be in a subsequent reporting period. Therefore, the Company could experience fluctuations in revenues from quarter to quarter depending on the timing of the receipt of third party sales reports or cash payments.

Contract and grant revenue

The Company earns revenue for performing tasks under research agreements with both private enterprises and governmental agencies. Contract and grant revenue is recorded as the costs and expenses to perform the research are incurred. Continuation of certain contracts and grants are dependent upon the Company’s achievement of specific contractual milestones. Milestone payments are recognized as revenue upon meeting the following criteria: i) the Company has achieved a specified milestone and has earned the milestone payment, ii) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement, iii) the fees are non-refundable, and iv) the collection of the payment is reasonably assured. In circumstances where funding is provided on a contractually scheduled basis, revenue is recorded ratably over the term of the arrangement. Any payments received in advance or prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue in the balance sheet.

Long-Lived Assets

Quarterly the Company assesses long-lived assets (excluding goodwill) for indicators of impairment using the methodology prescribed in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the assessments, if there are indicators of impairment related to long-lived assets, the Company is required to determine that the carrying value of the assets can be recovered through undiscounted future cash flows. If the carrying value of the assets can not be recovered, the Company is required to write down the value of the long-lived asset to its fair value. As a result of the consolidation of the Company’s operations in Toronto, Canada, the Company recorded asset impairment charges of $278,000 and $973,000 for the three and nine months ended September 30, 2008, respectively.

Net Loss per Share

The Company computed net loss per share in accordance with SFAS No. 128, “Earnings per Share.” The Company computed basic net loss per share from operations by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, and in the periods they are dilutive, common equivalent shares for outstanding stock options and warrants is computed using the treasury stock method. The weighted average common shares outstanding during the period do not include those shares issued pursuant to the exercise of stock options prior to vesting. In loss periods, common stock equivalents are excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement effective January 1, 2008. During the first three quarters of 2008, the Company did not elect fair value as an alternative measurement for any financial instruments not previously carried at fair value.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141 (Revised 2007)). SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

The Company has entered into a share exchange agreement with Elitech to purchase all of the outstanding stock of Elitech in exchange for an aggregate number of shares of the Company’s common stock. The Company expects this transaction will be completed in the first quarter of 2009. The company is currently evaluating the impact of the adoption of SFAS No. 141 (Revised 2007) on its financial position. See Note 2 for additional information related to this business combination.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an Amendment to ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, it requires the recognition of a noncontrolling interest as equity in the consolidated financial statements which will be separate from the parent’s equity. SFAS No. 160 is effective for fiscal years and interim periods in those fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The Company does not expect the adoption of this statement will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, the Standard will have no impact on the Company’s results of operations or financial position.

In May 2008, FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) that significantly impacts the accounting for convertible debt. The FSP APB 14-1 requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the expected life of the bond. Although FSP APB 14-1 has no impact on a company’s actual past or future cash flows, it requires a Company to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there would be a material adverse impact on the results of operations and earnings (loss) per share. In addition, if a company’s convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. FSP APB 14-1 will become effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The adoption will require retrospective application. The company is currently evaluating the impact of this standard on the results of operations, but the Company expects Adoption of FSP APB 14-1 may result in recording a material amount of additional non-cash interest expense related to the amortization of debt discount. In addition, in the event of conversion or redemption prior to maturity the Company may need to record a loss on extinguishment.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the Security and Exchange Commission (“SEC’s”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS No. 162.

2. Business Combination

In August 2008, the Company entered into a share exchange agreement with the stockholders of Elitech to sell all of the outstanding stock of Elitech to the Company in exchange for an aggregate number of shares of the Company’s common stock. Elitech is an independent distributor of in vitro diagnostic products based in France. The share exchange agreement is subject to the approval of the Company’s stockholders. A special stockholder meeting to vote on the proposed business combination will take place in early 2009. Assuming stockholder approval, the Company will exchange an aggregate number of shares of its common stock equal to the greater of (i) 58.7% of the fully diluted outstanding shares of the combined entity or (ii) the number of shares of common stock equivalent to €66.5 million. The €66.5 million will be calculated by taking the closing price of the Company’s common stock on the fifth trading day prior to closing of the transaction. The closing amount will be adjusted by the euro-dollar currency exchange rate on the date of the closing. However, the number of shares of common stock issued shall not exceed 68.7% of the fully diluted outstanding shares of the combined company (the “Business Combination”). Upon the closing, Elitech will become a wholly-owned subsidiary of the Company, and the combined company will be controlled by the current stockholders of Elitech. The Company’s Board of Directors has approved the Business Combination. The Board of Directors of the combined company will consist of seven members, four of whom will be designated by Elitech and three of whom will be designated by the Company. The share exchange agreement states that if either Elitech or the Company elects to terminate the share exchange agreement under certain conditions, the Company would have to pay Elitech between $2.3 million and $2.5 million under certain circumstances.

The consummation of the share exchange agreement is subject to regulatory review, Nanogen stockholder approval and other customary closing conditions. In addition, the share exchange agreement includes the following closing conditions:

(i)	the Company’s modified earnings before interest, taxes, depreciation, and amortization, calculated consistent with past practice (“Modified EBITDA”), for the most recently completed fiscal quarter immediately preceding the closing date of the Business Combination shall exceed Modified EBITDA as reported for the first quarter of 2008 by 50% or more,

(ii)	the parties shall have secured or entered into an agreement to secure financing for the working capital of the combined company in connection with or as soon as practicable after the closing in an amount not less than $10.0 million,

(iii)	Elitech shall have delivered to the Company audited consolidated financial statements that do not vary in any material respect from the Elitech financial statements delivered to the Company in connection with the Share Exchange Agreement,

(iv)	Elitech shall have restructured its business and entered into certain distributions agreements, each in a manner satisfactory to the Company, and

(v)	Elitech shall have caused certain of its shareholders to enter into a purchase option agreement with the Company granting the Company an option to purchase certain assets in the future.

The Company has expensed approximately $1.1 million in business combination costs in the three and nine months ended September 30, 2008.

3. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires us to report, in addition to net loss, comprehensive loss and its components. A summary is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Comprehensive loss:
Net unrealized gain on short-term investments and other investments	$69	$95	$101	$94
Foreign currency translation adjustment	(1,225)	1,806	(475)	2,072
Net loss	(5,992)	(901)	(36,103)	(27,450)

Comprehensive gain (loss)	$(7,148)	$1,000	$(36,477)	$(25,284)

4. Commitments and Contingencies

Restricted Cash

The Company has restricted cash representing cash, cash equivalents and short term investments consisting of $7.3 million as security for the convertible debt obligation (see note 5) and $2.0 million is pledged in lieu of cash deposits primarily for facility lease deposits. Restricted cash balances were approximately $9.3 million and $9.6 million at September 30, 2008 and December 31, 2007, respectively.

Litigation

The Company may be subject to potential liabilities under various claims and legal actions that may be asserted. These matters may arise in the ordinary course and conduct of business, as well as through the disposition of product lines such as the micro array platform. These matters may be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities and as of September 30, 2008, the Company has no significant accrual for any claims or pending claims.

In the normal course of business the Company has been and may continue to be subject to litigation incidental to the Company’s business, such as claims related to customer disputes, employment practices, including layoffs, product liability, professional liability, warranty or patent infringement. Responding to litigation matters, regardless of whether it has merit can be expensive and disruptive to normal business operations. As litigation is inherently uncertain, the Company cannot predict the outcome of such matters. The Company can provide no assurance that the ultimate outcome either individually or in the aggregate will not have an adverse effect on the Company’s business or financial results.

Debt Obligations

The following table is a summary of the aggregate principle balance and shares convertible on the Company’s convertible debt obligations (in thousands, except for conversion price):

	September 30, 2008 (Unaudited)			December 31, 2007
	Principal outstanding	Share convertible	Conversion Price	Principal outstanding	Share convertible	Conversion Price
Convertible senior subordinated note payable in August 2010 at interest rate of 6.25% (“Debentures”)	$7,000	17,632	$0.397	$19,918	15,683	$1.27
Convertible senior secured bridge notes payable (“First Bridge Notes”)	5,000	12,595	0.397	—	—	—
Amended and restated 9.75% senior secured convertible notes (“Amended Note”)	12,146	30,595	0.397	—	—	—
9.75% Senior Secured Convertible Notes (“Additional Notes”)	2,708	5,683	0.476	—	—	—
Warrants associated with issuance of convertible note	—	29,041	0.397	—	17,322	1.14 – 1.13

Totals	$26,854	95,546		$19,918	33,005

See footnote 5 for the details of convertible debt obligations.

5. Financial Statement Details

Receivables

Receivables are comprised of the following (in thousands) as of:

	September 30, 2008	December 31, 2007
	(Unaudited)
Product	$14,178	$11,996
License fees	—	1,100
Contract and grant	4,184	1,993

	18,362	15,089
Allowance for doubtful accounts	(232)	(268)

	$18,130	$14,821

Inventories

Inventories include the cost of material, labor and overhead, and are stated at the lower of average cost, determined on the first-in, first-out method, or market. The Company periodically evaluates on-hand inventories and makes appropriate provisions for any inventories deemed excess or obsolete.

Inventories consist of the following (in thousands) as of:

	September 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$5,215	$6,084
Work in process	603	529
Finished goods	2,630	4,813

	8,448	11,426
Reserve for excess and obsolescence	(5,861)	(9,159)

	$2,587	$2,267

Other long-term liabilities

Other long-term liabilities are comprised of the following (in thousands) as of:

	September 30, 2008	December 31, 2007
	(Unaudited)
Deferred rent	$1,731	$1,906
Other	1,156	872

	$2,887	$2,778

Notes payable, Detachable Warrants and Conversion Features Related to Issuance of Convertible Debt

	September 30, 2008	December 31, 2007
	(Unaudited)
Current Liabilities:
Equipment financing	$310	$474
Revolving working capital debt financing	3,569	4,394
Current portion of the Convertible 9.75% bridge notes payable, net of discount (“First Bridge Notes”)	3,402	—
Current portion of the Convertible senior secured 9.75% notes payable, net of discount (“New Exchange Notes”)	4,808	—

	$12,089	$4,868

Long Term Liabilities:
Equipment financing	$95	$315
Convertible senior subordinated notes payable in August 2010 at interest rate of 6.25%, net of discount (“Debentures”)	3,577	7,824
Convertible senior secured notes payable in August 2010 at interest rate of 9.75%, net of discount (“New Exchange Notes”)	4,108	—

	$7,780	$8,139

Conversion Features Related to Issuance of Convertible Debt:
Convertible senior secured bridge notes payable (“First Bridge Notes”)	$484	$—
Convertible senior subordinated notes payable in August 2010 at interest rate of 6.25% (“Debentures”)	1,802	664
Convertible senior secured 9.75% notes payable (“New Exchange Notes”)	2,941	—

	$5,227	$664

Common Stock Warrants:
Warrants related to February 2007 placement agreement	$122	$161
Warrants related to issuance of convertible senior subordinated notes payable in August 2010 at interest rate of 6.25% (“Debentures”)	3,483	1,547

	$3,605	$1,708

Equipment financing

The Company has entered into various debt obligations to provide financing for equipment purchases. There was no additional borrowing available under these agreements as of September 30, 2008. The interest rates on the outstanding notes range from 10.0% to 11.5% per annum with principal and interest due in monthly aggregated payments of approximately $36,000, maturing over the next 2 years and are secured by the specific equipment being financed.

Revolving working capital debt facility

In December 2006, the Company obtained a revolving working capital debt facility for up to approximately $5.2 million secured by the Company’s Italian accounts receivable. At September 30, 2008 the Company’s Italian accounts receivable balance was $11.9 million. The interest rate is based on the Euro Interbank Offered Rate index averaged over three months based on 365 days per year plus 1.2% as of September 30, 2008, the outstanding liability is $3.6 million under this agreement with an interest rate of 6.2%.

Convertible debt financing agreements

The Company entered into a series of convertible debt and bridge financing agreements from August 2007 through August of 2008. The following is timeline of these financing agreements:

The First Bridge Notes

In August 2008, the Company entered into securities purchase agreements with each of the holders of the Company’s outstanding 9.75% Senior Secured Convertible Notes (“New Notes”), where the Company agreed to issue and sell an aggregate of $5.0 million of Bridge Notes (“First Bridge Notes”). The First Bridge Notes were initially convertible into an aggregate of 12,594,458 shares of common stock at an initial conversion price of $0.397 per share. The First Bridge Notes were issued and sold pursuant to an exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended provided under Section 4(2) of the Act, and Rule 506 promulgated thereunder. The securities purchase agreements require us to hold a special meeting of stockholders to approve the issuance of First Bridge Notes prior to March 31, 2009.

The First Bridge Notes will mature upon the earlier of (i) May 15, 2009 or (ii) the fifth business day following the consummation of the Business Combination, subject to extension under certain circumstances. The First Bridge Notes bear interest at 20.0% per annum, payable quarterly in arrears commencing on September 30, 2008. At the option of the Company, interest is to be paid in cash or by adding the remaining amount of interest due to the outstanding principal amount of the First Bridge Notes (the “Capitalized Interest”). Upon and during the occurrence of an Event of Default, the interest rate under the First Bridge Notes will increase to 25.0% per annum. In addition, in the event that any payment of principal or other amounts payable under the First Bridge Notes or other transaction documents in the First Bridge Financing are not paid when due, such past due amounts are subject to a late charge of 15% per annum from the date due until paid. At September 30, 2008 the Company is not in default on any of its debt.

So long as the Company satisfies certain milestones relating to the Business Combination by certain dates, including filing of the proxy statement and stockholder approval of the Business Combination, then the Company’s obligations to make interest and principal payments are deferred. While such payments are deferred, interest is accrued at the Event of Default interest rate (25% per annum) and late charges are accrued on all amounts so deferred. On September 30, 2008 the Company has elected to defer the interest and principal payments and thus is subject to the Event of Default interest rate and the applicable penalty rate of 15% per annum.

The principal amount of the First Bridge Notes together with any accrued, unpaid interest and any late charges will be convertible at the option of the First Bridge Note Holders, at any time following their issuance, into shares of Common Stock at the initial conversion price of $0.397 per share, subject to certain limitations on beneficial ownership. The conversion amount will include the present value of interest through maturity of the Bridge Notes calculated at a 6.25% discount rate upon any optional conversion by the holders or change of control redemption event, subject to certain limitations. The conversion prices are subject to certain adjustments including full ratchet anti-dilution protection for the First Bridge Notes in respect of any equity or convertible securities issuances below $0.397 without subsequent stockholder approval.

The Company evaluated the First Bridge Notes to determine if the embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS 133 “Accounting for Derivative Instruments and Hedging. Activities” (SFAS 133) and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19). As a result of this evaluation, the Company has identified the conversion rights as a derivative financial instrument that is required to be recorded as a liability.

The Company determined the fair value of the conversion rights from the host debt contract and recorded it as a derivative liability which resulted in a reduction of the initial notional carrying amount of the First Bridge Notes as an unamortized discount which will be accreted over the term of the First Bridge Notes using the effective interest method. The Company determined that the initial fair value of the conversion rights of the First Bridge Notes was $1.9 million at August 14, 2008. The Company recorded

$483,000 in interest expense related to the accretion of the unamortized discount and the 25% Event of Default interest rate through September 30, 2008. The Company is paying the 25% Event of Default interest rate due to its election to defer interest and principle payments. At September 30, 2008 the Company determined the fair value of the conversion rights was $484,000 and recognized approximately $1.4 million as other income in the consolidated statement of operations. The initial financing costs of $232,000 are amortized into interest expense over the term of the First Bridge Notes. As of September 30, 2008 the Company has amortized approximately $41,000 of the financing costs.

The Second Bridge Notes

In August 2008, the Company entered into a securities purchase agreement with Elitech where the Company agreed to issue and sell to Elitech the Second Bridge Notes in an aggregate principle amount of $3.0 million. The Company is expected to issue the Second Bridge Notes in three stages during the fourth quarter of 2008. The first issuance of $1.0 million was received in October 2008, the second issuance of $1.0 million is scheduled on or prior to November 15, 2008 and the final issuance of $1.0 million is scheduled on or prior to December 31, 2008 (“Elitech Funding”). The Second Bridge Notes were issued and sold pursuant to an exemption from the Act. The securities purchase agreement requires us to hold a special meeting of stockholders to approve the issuance of the Second Bridge Note prior to March 31, 2009.

The Second Bridge Notes will mature upon the earlier of (i) May 15, 2009 or (ii) the fifth business day following the consummation of the Business Combination, subject to extension under certain circumstances. The Second Bridge Notes bear interest at 20.0% per annum, payable quarterly in arrears commencing on September 30, 2008. The interest is to be paid in cash or by adding the remaining amount of interest due at the end of each quarter to the outstanding principal amount of the Second Bridge Notes (the “Capitalized Interest”). Upon and during the occurrence of an event of default, the interest rate under the Second Bridge Notes will increase to 25.0% per annum. In addition, in the event that any payment of principal or other amounts payable under the Second Bridge Notes or First Bridge Notes are not paid when due, such past due amounts are subject to a late charge of 15% per annum from the date due until paid.

The principal amount of the Second Bridge Notes together with any accrued, unpaid interest and any late charges will be convertible at the option of the Second Bridge Note Holders, at any time following their issuance, into shares of Common Stock at the initial conversion price of $0.397 per share, subject to certain limitations on beneficial ownership. The conversion amount will include the present value of interest on the Bridge Notes calculated at a 6.25% discount rate upon any optional conversion by the holders or change of control redemption event, subject to certain limitations. The conversion prices are subject to certain adjustments including full ratchet anti-dilution protection for the Second Bridge Notes in respect of any equity or convertible securities issuances below $0.397 without subsequent stockholder approval.

First and Second Bridge Notes Covenants

The Bridge Notes define event of default as certain events which include, but are not limited to, the suspension of trading of the Company’s common stock on the NASDAQ exchange, failure to cure conversion failures or maintain sufficient shares of common stock available for conversion, failure to timely repay the Bridge Notes, failure to timely repay certain indebtedness exceeding $250,000, the occurrence of bankruptcy or similar events, the rendering of a final judgment against the Company in excess of $500,000 not covered by insurance, failure to receive the Elitech Funding, termination of the Share Exchange Agreement, failure to consummate the Business Combination by March 31, 2009, breaches of covenants, and default under the Company’s material agreements.

Upon the occurrence of an event of default, the Bridge Note holders may require the Company to redeem all or a portion of the Bridge Notes at a redemption price in cash using a calculation set forth in the Bridge Notes. In addition, in the event of a change of control, the Company will have the right to redeem all of the Bridge Notes, and each Bridge Note holder will have the right to require the Company to redeem all or any portion of its Bridge Notes at a redemption price in cash using a calculation set forth in the Bridge Notes. Upon the occurrence of change in control transaction, the Company will be required to reaffirm it’s obligations under the Bridge Notes following the transaction. In addition, the Company is required to confirm that the Notes will be convertible into either (i) common stock or the shares of publicly traded common stock of the Company or its successor entity, or (ii) if the Company or its successor entity is not a publicly traded company following the transaction, the Bridge Note Holders are to receive an equivalent amount of the securities or other cash or assets that the Bridge Note Holders would have received had they converted the Bridge Notes immediately prior to the consummation of the change of control transaction.

The Bridge Notes contain covenants which, among other things, restrict the Company and its subsidiaries’ ability to:

•	incur additional indebtedness other than in connection with existing indebtedness or certain permitted indebtedness;

•	grant liens on the Company’s assets other than certain ordinary permitted liens;

•	make distributions on or repurchase shares of common stock;

•	transact businesses with its affiliates and to make investments in subsidiaries;

•	change the nature of the Company’s businesses other than in respect of the Business Combination;

•	sell, convey or dispose of the Company’s businesses or assets except for specified permitted asset dispositions; and

•	effect certain equity and debt financing that would result in a dilutive issuance except for certain permitted financing.

In addition, the Company is not permitted to make any advance, loan, investment in or extend credit to its subsidiaries, except in the ordinary course of business and then not in an amount that exceeds, at any time, $90.0 million in the case of foreign subsidiaries, and $80.0 million in the case of domestic subsidiaries. Additionally, the Company has agreed that, after the date of the Financing, the net amount of advance, loan or investments made by the Company to its subsidiaries in any rolling three months period shall not exceed $250,000. Finally, the Company’s Italian subsidiary must have an accounts receivable balance of at least €7.0 million at the end of each fiscal quarter, net of reserves, established in accordance with U.S. Generally Accepted Accounting Principles. At September 30, 2008 the Company was in compliance with the First and Second Bridge Note Covenants.

To secure the Company’s obligations under the Bridge Notes, on August 14, 2008, the Company entered into a second lien security agreement with a collateral agent where the Company granted a second priority security interest in (i) substantially all of the assets of the Company, (ii) all of the Company’s equity interests in its U.S. subsidiaries and (iii) 65% of the Company’s equity interest in its non-U.S. subsidiaries (other than the Italian Subsidiary) and (iv) a first priority security interest in all of the Company’s equity interests in its Italian subsidiary, subject to certain exclusions, which include (i) receivables sold pursuant to a factoring agreement with GE Capital Finance S.p.A. in Italy; (ii) assets transferred pursuant to, and intellectual property assets securing the obligations of the Company and its subsidiaries under, certain royalty sale transactions; (iii) cash collateral securing certain letters of credit; (iv) certain minority equity interests; and (v) assets subject certain permitted liens and certain other customary exclusions set forth in the terms of the Bridge Notes.

Restructuring of 9.75% Senior Secured Convertible Notes (“New Exchange Notes”)

In August 2008, the Company entered into an exchange agreement with each holder of the Company’s outstanding New Notes. The holders agreed to exchange all their outstanding New Notes with an aggregate principal amount of $13,537,688 for an amended and restated 9.75% senior secured convertible notes in an aggregate principal amount of $13,537,688 (the “Amended Notes”) and a 9.75% Senior Secured Convertible Notes with an aggregate principal amount of $2,707,537 (the “Additional Notes”). The Amended Notes and Additional Notes are referred to herein collectively as the “New Exchange Notes”. The fair value allocated to the principal balance outstanding under the New Exchange Notes at September 30, 2008 is $8.3 million. Prior to entering into the New Exchange Notes agreement, the Company was in default on the New Notes.

The issuance of the New Exchange Notes were not subject to the registration requirements of the Act pursuant to Section 3(a)(9) promulgated thereunder. In addition, the exercise price of the warrants which were sold to the holders in connection with the issuance of 6.25% Unsecured Senior Convertible Notes (“Debentures”) in August 2007 were adjusted pursuant to the anti-dilution provision of such warrants to $0.397 as a result of the issuance of the Bridge Notes and the New Exchange Notes. The number of shares issuable upon exercise of such warrants was not adjusted. In addition, the Company agreed to pay the holders approximately $383,000 in legal fees that were incurred as a result of the issuance of the New Exchange Notes.

As a result of the issuance of the Bridge Notes, the initial conversion price of the Amended Notes was adjusted to $0.397 pursuant to the anti-dilution provisions in the New Notes, which were approved by stockholders of the Company in June 2008. The Additional Notes are convertible only after stockholder approval is obtained. Upon stockholder approval, the Additional Notes will be convertible initially into an aggregate of 5,683,328 shares of Common Stock at an initial conversion price of $0.4764 per share.

The New Exchange Notes have an identical interest rate and maturity date as the New Notes issued in March 2008 (see below). Interest expense recognized related to the New Exchange Notes for the nine months ended September 30, 2008 totaled $1.1 million. The financing costs of $731,000 are being amortized into interest expense over the term of the New Exchange Notes. As of September 30, 2008, we have amortized $110,000 of the financing costs. The remaining terms of the New Exchange Notes are substantially identical to the New Notes except for the following:

•	The New Exchange Notes do not contain the 20% redemption premium upon a change in control of the Company.

•

The Company is required to satisfy certain milestones relating to the Business Combination by certain dates, including filing of the proxy statement and gaining stockholder approval of the Business Combination. If these milestones are met the Company may defer its obligations to make interest and principal payments under the New Exchange Notes, including certain mandatory monthly and quarterly redemption payments and late charges. While the payments are deferred, interest is accrued at the event of default interest rate of 12.0% and late charges continue to accrue on all amounts so deferred (“Principal and Interest Deferral”).

•

The New Exchange Notes contain an automatic conversion provision that provides that, if at any time (i) the average closing price of the Common Stock for any ten trading days in any fifteen consecutive trading day period equals or exceeds 150% of the then-effective conversion price of the Amended Notes or the Additional Notes, as the case may be, and (ii) the Company satisfies certain specified equity conditions, then all outstanding principal amounts under the Amended Notes or the Additional Notes shall be converted into shares of Common Stock.

•

The Additional Notes do not contain certain mandatory redemption requirements as set forth in the New Notes and the Amended Notes, including monthly and quarterly redemption payments and redemption payments upon asset dispositions and subsequent placement by the Company.

•

The New Exchange Notes provide that the failure of Elitech to provide Bridge Financing, termination of the Share Exchange Agreement, or failure to consummate of Business Combination by March 31, 2009 shall also constitute “events of default.”

•	The New Exchange Notes contain the Intercompany Advances Covenant and Italian Receivable Covenant.

•	The Company cannot pay interest under the Additional Notes in shares of Common Stock prior to stockholder approval.

Under EITF 96-19, the Company has determined that the modification of the original definitive agreement was substantial since the discounted cash flows that would have occurred under the New Notes differed by greater than 10% from the discounted cash flows associated with the Amended Notes and Additional Notes. Thus the modification of the New Notes should be accounted for as an extinguishment of debt.

Under Accounting Principles Board Opinion (APB) No. 26, “Early Extinguishment of Debt,” (APB 26), the difference between the New Exchange Notes principal amount of $16.2 million and the $11.1 million net carrying amount of the extinguished debt of the New Notes was recorded as a loss on extinguishment of debt in the third quarter of 2008. In addition, the Company recorded a $526,000 loss on the pro-rata share of unamortized debt issuance costs associated with the New Notes. These losses were offset by the write-off of the conversion rights of $2.6 million associated with the New Notes.

9.75% Senior Secured Convertible Notes (“New Notes”)

In March 2008, the Company entered into an exchange agreement with the holders of its 6.25% Unsecured Senior Convertible Notes (the “Debentures”) it issued in August 2007. The Company exchanged an aggregate $12,917,000 in principal amount of the Debentures for 9.75% Senior Secured Convertible Notes (the “New Notes”) with an aggregate principal amount of $15,500,400. The New Notes were initially convertible into an aggregate of 22,784,653 shares of common stock at a conversion price of $0.6803 per share. The exchange agreement was made pursuant to an exemption from a registration requirement under Section 3(a)(9) of the Act. Neither the New Notes nor shares of Common Stock were eligible for issuance upon conversion of the New Notes until they are registered under the Act.

Upon consummation of the Exchange Offer, the Debentures in an aggregate principal amount of $7.0 million remained outstanding. After the closing of the exchange agreement the conversion price of the remaining Notes and the exercise prices of certain warrants issued to the holders of the August 2007 Debt Financing were adjusted to $0.6803. The exchange offer triggered the anti-dilution clause in the warrants which resulted in issuing an additional 11.7 million warrants to the Holders. In addition, the Company agreed to pay Holders certain tax gross up payments and legal fees incurred as a result of the Second Exchange Offer.

In connection with this exchange offer the Holders agreed to allow the Company to pursue the sale of certain royalties. The Company also agreed to enter into a Second Supplemental Indenture (“Indenture”) between the Company and the Trustee for the purpose of making certain technical amendments to the Indenture in order to permit us to consummate the sale of certain royalties, and to revise the terms in the Indenture, including certain covenants, to conform to the terms of the New Notes.

The Company secured its obligations under the New Notes by entering into a Security Agreement to grant a security interest in substantially all of its assets and stock to the Holders of the New Notes. Certain assets are excluded from such security interest, including (i) more than 65% of capital stock of foreign subsidiaries of the Company; (ii) Amplimedical receivables subject to a factoring agreement; (iii) intellectual property assets securing the Company’s obligations and obligations of the Company’s subsidiaries under certain royalty assignment transactions; (iv) cash collateral securing the letter of credit for the benefit of Holders, and (v) assets covering certain permitted liens set forth in the terms of the New Notes. In addition, this Security Agreement contains customary representations, warranties and covenants.

As of September 30, 2008, the Company recorded $1.4 million in interest expense relating to the New Notes and the amortization of the financing costs. The remaining financing cost of $526,000 was expensed as a part of the loss on extinguishment of debt in August 2008.

The Holders of the New Notes had full-ratchet anti-dilution protection initially for a certain period from the date of funding and weighted average anti-dilution thereafter. Upon conversion of the New Notes whether at the Company’s election or the Holders’ election, the Company is also required to pay the present value of the future interest payments that would have been made if the conversion had not occurred.

The New Notes contained customary events of default provisions, including without limitation related to failure to pay the principal or interest when due, suspension from trading, failure to cure conversion failures or maintain sufficient shares of common stock available for conversion, breaches of covenants, breaches of material representations, failure to repay certain indebtedness exceeding $250,000, the occurrence of bankruptcy or similar events, defaults under the Company’s agreements, and the rendering of a final judgment in excess of $500,000 not covered by insurance. From and during the occurrence of an event of default (as defined in the New Notes), the interest rate under the New Notes will increase to 12.0% per annum.

The Company determined that the initial fair value of the conversion rights of the New Notes was $2.8 million and separated this amount from the host debt contract and recorded it as a derivative liability. This resulted in a reduction of the initial notional carrying amount of the New Note as an unamortized discount which would be accreted over the term of the New Notes using the effective interest method. The fair value of the embedded derivative is accounted for in a similar manner to the embedded derivates that are associated with the August 2007 Debentures.

Under EITF 96-19, the Company determined that the March 2008 modification of the original definitive agreement was substantial since the discounted cash flows that would have occurred under the modified portion of the Debentures differed by greater than 10% from the discounted cash flows associated with the New Notes. Thus the modification of debt under the New Notes should be accounted for as an extinguishment of debt.

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

6.25% Unsecured Senior Convertible Notes (“Debentures”)

In August 2007, the Company entered into a definitive agreement for the sale and issuance of $20 million in aggregate principal amount of Notes which were convertible initially into an aggregate of up to 15,748,030 shares of common stock. The Debentures bear interest at 6.25% per annum and interest is accrued and payable on a quarterly basis. Upon conversion whether at the Company’s election or the debt holders’ election, the Company is also required to pay the present value of the future interest payments that would have been made if the conversion had not occurred. The Company received net proceeds of approximately $18.5 million from the sale of the Debentures and warrants after deducting the placement agent fees and estimated offering expenses of $1.5 million. $7.3 million of the proceeds of the Notes has been restricted until the Company’s stock price reaches $1.52.

The Holders of the Notes have full-ratchet anti-dilution protection for the eighteen months from the date of funding and weighted average anti-dilution thereafter. In March 2008, the conversion price of the Debentures and exercise prices of the related warrants were adjusted to $0.6803 per share pursuant to the terms of the exchange offer, and in August 2008, the conversion price of the Debentures and exercise price of the related warrants were further adjusted to $0.397 per share pursuant to the terms of the restructuring of the New Notes.

If, at any time after the two year anniversary of the issuance date of the Debentures, the last closing sale price of the Company’s common stock exceeded $2.22 for any twenty out of thirty consecutive trading days, the Company has the right, subject to compliance with certain conditions, to require the Holders of the Debentures to convert all or any portion of the conversion amount of the Debentures into shares of common stock at the then applicable conversion price, subject to certain limitations on beneficial ownership.

The maturity date of the Debentures was August 27, 2010, subject to extension for an additional two year period with respect to any amounts not converted as of the initial maturity date due to limitations on beneficial ownership. The Debentures were not secured by any of the Company’s assets or assets of its subsidiaries, except that the Company obtained a $7.3 million letter of credit. The Company has deposited $7.3 million in a trust as collateral for this letter of credit.

The Debentures contained customary events of default provisions, including without limitation related to failure to pay principal or interest when due, suspension from trading, failure to cure conversion failures or maintain sufficient shares of common stock available for conversion, breaches of covenants, breaches of material representations, failure to repay certain indebtedness exceeding $250,000, the occurrence of bankruptcy or similar events, defaults under the Company’s agreements, and the rendering of a final judgment in excess of $500,000 not covered by insurance. From and during the occurrence of an event of default (as defined in the Debentures), the interest rate under the Notes will increase to 12.0% per annum.

So long as the Company satisfies certain milestones relating to the Business Combination by certain dates, including filing of the proxy statement and stockholder approval of the Business Combination, then the Company’s obligations to make interest and principal payments are deferred. While such payments are deferred, interest is accrued at the Event of Default interest rate (12% per annum) and late charges are accrued on all amounts so deferred. On September 30, 2008 the Company has elected to defer the interest and principal payments and thus is subject to the Event of Default interest rate and the applicable penalty rate of 12% per annum.

The Debentures contained provisions, that in connection with a change of control transaction, the holders of the Debentures will have the right to require the Company to redeem all of the Holders’ Debentures at a redemption price in cash.

The Company agreed, for so long as any Debentures amount or related warrants remain outstanding, that the Company will not issue or sell, subject to certain exceptions, securities with a conversion or exercise price that varies from the market price of the Company’s common stock. In addition, the Company has agreed that the Company will not incur additional indebtedness other than in connection with existing indebtedness or other permitted indebtedness, grant liens on assets other than certain ordinary permitted liens, or make distributions on or repurchase shares of the Company’s common stock.

The Company evaluated the Debentures and detachable warrants to determine if these contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS 133, and related interpretations including EITF 00-19. As a result of this evaluation, the Company identified the detachable warrants and the conversion rights as derivative financial instruments which are required to be recorded as liabilities.

In August 2007, the Company allocated the fair value of the proceeds received from the Debentures between the underlying debt instruments, conversion rights, and the detachable warrants. At inception, the Company determined that the fair value of the detachable warrants was $6.4 million and the conversion rights were $6.6 million. These amounts were separated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the Notes as an unamortized discount which will be accreted over the term of the Debentures using the effective interest method. The Company recorded $1.3 million in non-cash interest expense relating to the accretion of this discount as of September 30, 2008.

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

The fair value of these warrants on the Debentures, and the conversion rights on the Debentures, New Notes, the New Exchange Notes and Bridge Notes (the “Notes”) are primarily affected by the Company’s stock price, but are also affected by the Company’s stock price volatility, expected life and interest rates. The Company recorded approximately $3.8 million of other income as of September 30, 2008 related to the change in the fair value of the warrants and the conversion features on the various Notes. This change in fair value was driven by adjustments of the conversion price of the various Notes and the exercise price of the warrants in connection with the consummation with the Exchange Offer as well as by the effect of the decrease in the Company’s stock price from the end of 2007 to the end of the third quarter. Assuming the Company’s stock volatility, expected life and the interest rates remain constant, the fair value of the warrants will increase and the Company will recognize a charge to earnings if the price of the stock increases. If the price of the Company’s stock decreases and stock price volatility, expected life and the risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income in its Statement of Operations.

6. Stock Award Activity

Stock Option Grants

Approximately 2.2 million stock options subject to time based vesting were granted during the nine months ended September 30, 2008, and the weighted average estimated fair value of stock options granted during the same period was $0.30 per share. At September 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options was $2.2 million, excluding options with performance-based vesting, and is expected to be recognized over a weighted-average period of 3.12 years as of September 30, 2008.

Performance options

In December 2006, the Company issued 990,000 performance options to the Company’s executives and key members of management, of which 785,000 options remain outstanding as of September 30, 2008. In June 2007, the Company issued 1,950,000 performance options to the Company’s executives and key members of management, of which 1,522,500 options remain outstanding as of September 30, 2008. In March 2008, the Company issued an additional 1,860,000 performance options, all of which remain outstanding as of September 30, 2008. These options vest if these individuals meet specific performance targets and align the interest of the Company’s employees with specific internal goals over a wide-range of the Company’s operations.

In August 2008, the Company issued 3,925,000 performance options, all of which remain outstanding as of September 30, 2008, to the Company’s executive officers. The vesting schedule on these options is designed to retain key personnel through the completion of the Company’s business combination with Elitech and through the integration period following the closing of the business combination. In the event the business combination is not consummated prior to June 30, 2009, the option shares will terminate and cease to be outstanding. In addition, each vested option share will terminate and cease to be outstanding on August 17, 2019 or earlier if the executive officer ceases to be employed by the Company.

As of September 30, 2008, the Company has evaluated the probability and timing of vesting of the performance options, and recorded $127,000 and $176,000 in expense during the three and nine months ending September 30, 2008, respectively. The Company will continue to evaluate the probability of each performance option vesting and, if required, continue expensing the fair value of the awards. The compensation expense for the performance options is recorded based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance related goals. The continued assessment of probability may result in additional expense recognition or expense reversal, depending upon the level of achievement of a performance goal. The Company determined the grant date fair value of each December 2006, June 2007, March 2008 and August 2008 performance option grants was $1.77, $1.02, $0.30 and $0.23 respectively. As of September 30, 2008, there is an aggregate unrecognized compensation expense of $4.8 million related to these performance options.

Restricted Stock Units

As of September 30, 2008, the Company had 203,000 non-vested restricted stock units outstanding that were granted to employees in previous years with a weighted-average grant date fair value of $3.17 and an aggregated unrecognized compensation expense of $180,000.

Employee Stock Purchase Plan

In 1997, the Board of Directors approved the Employee Stock Purchase Plan (“ESPP”), as amended, under which 1.6 million shares of common stock were authorized for issuance. The ESPP permits eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 15% of the employee’s base salary subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair value of the stock at either the beginning of the applicable “offering period” or the last day of the accumulation period. Each offering period is 24 months, with new offering periods commencing every six months, and an accumulation period is six months in duration. During the nine months ended September 30, 2008, there were 53,343 shares issued under the ESPP plan.

Share-Based Payments

Total share-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of product sales	$14	$7	$58	$176
Research and development	116	203	371	758
Selling, general and administrative	304	537	1,033	2,104

Total stock-based compensation expense	$434	$747	$1,462	$3,038

7. Related Party Transaction

Consulting Agreement with Board Member

In October 2006, the Company signed a consulting agreement with Mr. Dreismann, one of the Company’s Board of Directors members. Mr. Dreismann received $22,000 and $56,000 in compensation under this agreement in the three and nine months ended September 30, 2008. The consulting agreement ended in the third quarter of 2008.

Fisher Development Agreement

In February 2008, the Company entered into a distribution and license agreement with Fisher under which the Company will provide certain distribution and technology access rights to Fisher. As part of the agreement, Fisher has agreed to fund a development program related to the development, manufacture and marketing of new molecular testing products on a cost incurred basis. Upon commercial launch of the new products, Fisher has agreed to certain minimum purchases over a six-year period. There was approximately $281,000 and $997,000 of revenue recognized under this agreement in the three and nine months ended September 30, 2008, respectively.

8. Stock Transaction

On February 5, 2007, the Company entered into a placement agency agreement with Ascendiant Securities, LLC (“Ascendiant”) relating to the offering of stock pursuant to an effective shelf registration statement. Under the placement agency agreement, Ascendiant agreed to act as the Company’s placement agent in connection with the issuance and sale of common stock and warrants to purchase shares of common stock, on a best efforts basis, to certain institutional investors. The Company agreed to pay a placement agent fee in an amount equal to 5% of the gross cash proceeds of the offering. Under this agreement and related purchase agreements with the investors, in February 2007 the Company sold 4,916,667 shares of common stock and 983,333 warrants to purchase shares of common stock for net proceeds of approximately $7.2 million.

9. Assignment of Royalties

In September 2006, the Company entered into an agreement with Drug Royalty LP2 (“DRT”) under which the Company assigned rights to a royalty stream from Applied Biosystems, Inc (“ABI”) under a license agreement through December 31, 2011 in exchange for an up-front cash payment from DRT of $20 million (“Royalty Agreement”). In connection with the Royalty Agreement, the Company was required to make payments to DRT if the royalties assigned to DRT did not exceed certain minimum annual amounts. In 2006 the Company recorded the $20 million payment as a liability. The Company continued to record revenue for amounts received from ABI under the license agreement. The Company recorded interest expense and a reduction of the liability to DRT as the payments were received from ABI under the license agreement and were remitted to DRT under the Royalty Agreement. As of March 28, 2008, the carrying value of the liability to DRT under the Royalty Agreement was approximately $17.6 million.

On March 28, 2008, the Company entered into a Supplemental Royalty Interest Assignment Agreement with DRT (“Supplemental DRT Agreement”). This agreement revised certain terms in the Royalty Agreement. Under the Supplemental DRT Agreement the Company is no longer required to make minimum payments to DRT.

On March 28, 2008, the Company entered into a new royalty interest assignment agreement (“2008 Royalty Interest Assignment Agreement”) with DRT in which the Company received an up-front payment of $9.9 million, net of transaction costs, in exchange for assigning the royalty rights under the same license agreement with ABI to DRT for the period of January 1, 2012 through the end of the Company’s license agreement with ABI.

The Company believes that it has potential remaining obligations which may be more than insignificant and given that the royalty performance is lengthy under the 2008 Royalty Interest Assignment Agreement, under Staff Accounting Bulletin No. 104 (“SAB 104”), the Company has deferred recognition of amounts received under the agreement and will amortize the revenue over the term of the agreement.

Under the Supplemental Royalty Agreement and 2008 Royalty Interest Assignment Agreement, the Company has agreed to certain covenants, including but not limited to, prosecution and maintenance of the patent, and using best efforts to find a replacement agreement should this become necessary.

10. Fair Value Measurement

The Company adopted SFAS No. 157 effective after January 1, 2008 for financial assets and liabilities measured at fair value. SFAS No. 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Determination of fair value

The Company measures fair value using the procedures set out below for all assets and liabilities measured at fair value. When available, the Company will use quoted market prices to determine fair value, and classify such items in Level 1. If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

Following is a description of the Company’s valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. Where appropriate, the description includes details of the valuation models, the key inputs to those models, as well as any significant assumptions.

Assets and liabilities measured at fair value on a recurring basis:

Liabilities

The Company uses significant unobservable inputs to determine the fair value, shown as a Level 3 on the hierarchy, for common stock warrants and the conversion feature of convertible debt at September 30, 2008.

The following table presents the financial instruments carried at fair value, by caption on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy (as described above) as of September 30, 2008 (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total value in consolidated balance
Common stock warrants	$—	$—	$3,605	$3,605
Conversion feature of convertible debt	—	—	5,227	5,227

Total liabilities at fair value	$—	$—	$8,832	$8,832

Assets and liabilities measured at fair value on a non-recurring basis:

The Company measures certain assets and liabilities at fair value on a non-recurring basis. Therefore, these assets and liabilities are not included in the table above. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

11. Consolidation of Nanogen Point-of-Care Manufacturing Operations

On May 23, 2008 the Company announced that it was taking steps to reduce costs and improve margins of the rapid testing products by consolidating point of care manufacturing operations. The consolidation includes the transfer of current operations in Toronto, Canada to the Company’s San Diego facility and the cessation of manufacturing operations in Canada. In accordance with FASB 146, “Accounting for Costs Associated with Exit or Disposal Activities”, because the Company continues to use the facility for non-manufacturing activities, the Company has not accrued any “cease-to-use” costs associated with the lease of the facility. The current facility lease in effect on the Toronto facility allows the Company to terminate the lease in 2012.

Below is a summary of the charges recorded as of September 30, 2008 (in thousands):

September 30, 2008
(Unaudited)
Fixed asset impairment charges	$973
Severance charges	638

$1,611

These charges were allocated to cost of product sales and operating expenses in the category for which the asset was intended for use. The allocation of these charges was recorded as follows: $926,000 in cost of product sales, $324,000 in research and development, and $361,000 in selling, general and administrative costs. The Company also expects to incur $75,000 of additional severance charges through the end of 2008.

12. Subsequent Events

On October 15, 2008 the Company received $1.0 million of funding from Elitech pursuant to the bridge financing agreement entered into in August 2008 to issue and sell the Second Bridge Notes. For further details on the Bridge Notes, see Note 5.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

This report contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for these types of statements. To the extent statements in this report involve, without limitation, our expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items and anticipated cost reduction from business restructuring or any other guidance on future periods, these statements are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, level of activity, performance or achievements expressed or implied by any forward-looking statement. These risks and uncertainties include those discussed herein under Part II, Item 1a. “Risk Factors” below. We assume no obligation to update any forward-looking statements. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and Notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide the reader a clear and straightforward understanding “through the eyes of management” of our operations and present business conditions. When used in this management discussion, the terms “Nanogen,” “Company,” “we,” “us,” or “our” mean Nanogen, Inc. and its subsidiaries. MD&A is provided as a supplement to and should be read in conjunction with our annual report on Form 10-K, and our quarterly consolidated financial statements and the accompanying notes. This overview summarizes information within the MD&A, which includes the following sections:

•	Summary—an executive summary of the significant business events that have occurred after December 31, 2007.

•

Our Business—a general description of our business, our technologies and the actions we have taken to develop our business to help the reader better understand our objectives, areas of focus, various strategic investments, relationships and agreements we have entered into after December 31, 2007.

•

Results of Operations—an analysis of our consolidated results of operations for the three and nine months ended September 30, 2008 and September 30, 2007, as presented in our consolidated financial statements, to provide the reader information about trends and material changes in revenues and expenditures.

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

Summary:

Subsequent to December 31, 2007, the following significant business developments occurred:

•

On August 14, 2008, Financiére Elitech S.A.S. (“Elitech”), a private French diagnostics company and we announced a definitive agreement to combine the two companies. The Board of Directors of the combined company will consist of seven members, four of whom will be designated by Elitech and three of whom will be designated by us. We believe the combination will create a global provider of products to the molecular, point-of-care, clinical chemistry and microbiology diagnostics markets with expected first year revenues of more than $150 million and positive Earnings Before Income Taxes Depreciation and Amortization (EBITDA). This transaction combines our technology leadership in molecular and point-of-care diagnostics markets with the strong revenue and profit base stemming from Elitech’s global manufacturing, sales and distribution of In Vitro Diagnostic Products (IVD) for the clinical chemistry and microbiology markets. The Board of Directors of both companies unanimously approved the agreement to combine the two companies.

•

On August 14, 2008, we entered into an exchange agreement with each holder of all outstanding 9.75% Senior Secured Convertible Notes that we issued in March 2008, pursuant to which we exchanged such notes with an Amended and Restated Senior Secured Convertible Notes with an aggregate principal amount of $13,537,687 (“Amended Notes”) and another Senior Secured Convertible Notes with an aggregate principal amount of $2,707,537 (“Additional Notes”). The Amended Notes are convertible initially into 34,099,967 shares of common stock at an initial conversion price of $0.476 per share and the Additional Notes are convertible initially into 5,683,328 shares of common stock at an initial conversion price of $0.397 per share. The Amended Notes and Additional together are referred to as the “New Exchange Notes”. The New Exchange Notes have an annual interest rate of 9.75%. The New Exchange Notes required a security interest in substantially all of the assets of the Company and certain of its subsidiaries. Upon closing of the exchange agreement, the conversion price of the remaining Debentures and the exercise prices of related warrants issued to the Note holders were adjusted to $0.397. The $7.0 million in restricted cash balance is secured by a $7.0 million letter of credit required by the Debentures financing agreement and remains in place under the exchange agreement.

•

On August 14, 2008, we entered into a bridge financing agreement. The first part of the bridge financing agreement was with holders of the New Exchange Notes and the second part of the bridge financing agreement was an agreement with Elitech.

•

Under the first part of the bridge financing agreement, we agreed to issue an aggregate of $5.0 million of secured convertible notes (the “First Bridge Notes”), which are initially convertible into an aggregate of 12,594,458 shares of common stock at an initial conversion price of $0.397 per share. The First Bridge Notes will mature upon the earlier of (i) May 15, 2009 or (ii) the fifth business day following the consummation of the Business Combination, subject to extension under certain circumstances. The First Bridge Notes bear interest at 20.0% per annum, payable quarterly in arrears commencing on September 30, 2008. The interest is to be paid in cash or by adding the remaining amount of interest due to the outstanding principal amount of the First Bridge Notes (the “Capitalized Interest”). Upon and during the occurrence of an Event of Default, the interest rate under the First Bridge Notes will increase to 25.0% per annum. In addition, in the event that any payment of principal or other amounts payable under the First Bridge Notes or other transaction documents in the First Bridge Financing are not paid when due, such past due amounts are subject to a late charge of 15% per annum from the date due until paid.

•

Under the second part of the bridge financing agreement, we agreed to issue $3.0 million of secured convertible notes (the “Second Bridge Notes”) to Elitech. We expect to issue such notes in three stages during the fourth quarter of 2008. The first issuance was $1.0 million on October, 15, 2008, the second issuance of $1.0 million is expected on or prior to November 15, 2008 and $1.0 million on or prior to December 31, 2008. The Second Bridge Notes will mature upon the earlier of (i) May 15, 2009 or (ii) the fifth business day following the consummation of the Elitech business combination. The Second Bridge Notes bear interest at 20.0% per annum, payable quarterly in arrears commencing on September 30, 2008. The interest is to be paid in cash or added to the Capitalized Interest amount. Upon and during the occurrence of an event of default, the interest rate under the Second Bridge Notes will increase to 25.0% per annum. In addition, in the event that any payment of principal or other amounts payable under the Second Bridge Notes or First Bridge Financing are not paid when due, such past due amounts are subject to a late charge of 15% per annum from the date due until paid.

•

On June 5, 2008 we announced that we had been awarded a new $10.4 million, two-year contract from the U.S. Centers for Disease Control and Prevention (CDC) to develop a multi-analyte molecular diagnostic assay for influenza. The molecular diagnostic test will be developed in partnership with the Medical College of Wisconsin and HandyLab Inc. The new test is expected to be significantly more sensitive than current rapid flu tests and is expected to be conducted in less than half the time of current molecular tests.

•

On May 23, 2008 we announced that we were taking steps to reduce costs and improve margins of our rapid testing products by consolidating our point of care manufacturing operations. The consolidation includes the transfer of current operations in Toronto, Canada to our San Diego facility and the cessation of manufacturing operations in Canada and was completed by September 30, 2008.

•

On March 28, 2008 we entered into an agreement with Drug Royalty LP2 (“DRT”) where they purchased for $10.0 million all future royalties generated by our license with Applied Biosystems (“ABI”) for the use of our MGB technology (minor groove binder technology). This agreement modified certain terms in our September 2006 agreement with DRT, where we received $20.0 million from them for the assignment of the MGB royalty rights through December 31, 2011.

•

On March 14, 2008 we entered into agreements with the holders of the Debentures which were issued on August 27, 2007 to restructure the indebtedness. We agreed to exchanged $12.9 million in principal amount of the Debentures for 9.75% Senior Secured Convertible Notes (“New Notes”) due in 2010 with an aggregate principal amount of $15.5 million. The New Notes were convertible initially into an aggregate of approximately 22,784,000 shares of common stock at an initial conversion price of $0.6803 per share. The terms of the New Notes provided for the mandatory payment of the principal in specified periodic installments as well upon certain asset disposition and financing transactions. An aggregate of $7.0 million will remain outstanding under the Debentures, secured by a $7.0 million letter of credit. In connection with the exchange agreement, we granted a collateral agent on behalf of the holders of the New Notes a security interest in substantially all of the assets of the Company. Upon closing of the agreement, the conversion price of the remaining Debentures and the exercise prices of related warrants issued in the August 2007 debt financing were adjusted to $0.6803. In addition, this agreement triggered the anti-dilution clause in the warrants issued concurrently with the Debentures which resulted in an increase in the number of outstanding warrants by 11.7 million shares.

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

During 2007, we significantly restructured our operations. In the fourth quarter of 2007, we decided to eliminate one of our three product lines, the micro array platform, and focus on products and technologies we acquired in the past four years. Although the micro array platform was technologically a success, the market for highly complex molecular testing had remained small and we could no longer support this product line as we wait for the market to grow.

While our consolidated revenue has been growing, we recognize the need to reduce our expenses in order to dramatically accelerate our path to profitability. By making the difficult decision to eliminate the micro array platform, we have been able to enhance financial performance and predictability. We expected that this restructuring would lower our cash used in operating activities by at least $15 million and from the period of September 30, 2007 to September 30, 2008 we lowered cash used in operating activities by approximately $24.5 million. Of the $24.5 million in lower cash use from operating activities, $10.0 million was from a one time sale of royalty rights to DRT. Despite the loss of a majority of our micro array revenue, we expect our 2008 revenues to significantly exceed our 2007 revenues. Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” we have not classified the micro array business as discontinued operations in the statements of operations and certain related assets and liabilities because of our continued involvement in the business through the fourth quarter of 2008.

In the remainder of 2008, we will continue to participate in two large and growing markets. The first is the molecular diagnostics market where we offer assays for real-time polymerase chain reaction (“PCR”) applications. The second is the point-of-care (“POC”) market where we offer rapid immunoassay tests for cardiac emergency care. Both are “ready markets” that our customers understand and participate in today, as opposed to the micro array market which was a new market that required significant education and training of potential customers. Products in the molecular diagnostics and POC markets were developed by us and incorporate proprietary technologies that improve product performance and competitiveness, and are supported by a strong patent portfolio.

We operate in the United States, Canada and Europe and have grown rapidly in the past four years through both internal development and acquisition.

Markets

We participate in two major in vitro diagnostic markets: the molecular diagnostic market and the point-of-care rapid test market. Molecular diagnostics is the analysis of DNA, RNA and proteins at the molecular level and is typically performed in clinical laboratories. This differs from the point-of-care rapid test market, where the diagnostic may be performed in “near patient” settings such as an emergency room or doctor’s office. Within these two markets, we focus on infectious disease and cardiac testing.

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

Our proprietary real-time technology provides chemistry elements that offer distinct competitive advantages as well as reduced cost. These elements include the MGB molecule that increases binding and specificity of designs, modified bases that provide design alternatives for improved sequence detection and discrimination, and proprietary dyes and quenchers that improve overall system performance and reduce costs and royalty burdens. In total, the system permits the development of assays that can reduce the royalties normally paid by us or our customers to other technology providers.

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

In 2008, we have worked to develop both our direct distribution and distributor network for our PCR product lines by entering into distribution agreements, such as with A. Menarini Diagnostics S.r.l., a division of The Menarini Group, the leading Italian pharmaceutical and diagnostics group, that will provide us the ability to have greater access to the Molecular Diagnostic Market.

In June 2008, we were awarded a new $10.4 million, two-year contract from the U.S. Centers for Disease Control and Prevention (CDC) to develop a multi-analyte molecular diagnostic assay for influenza. The molecular diagnostic test will utilize our proprietary assay system and will be developed in partnership with the Medical College of Wisconsin and HandyLab Inc. It will be significantly more sensitive than current rapid flu test and is expected to be conducted in less than half the time it takes to run current molecular tests.

Point of Care Diagnostics

POC products accounted for approximately 15% of Nanogen’s product revenues in 2007. This ratio is expected to increase in future years. Our point-of-care products currently include tests for two critical cardiac conditions, and we plan to add infectious disease assays in the future.

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

•

Quantitative cardiac tests—our newest product is a rapid, quantitative measure of NT-proBNP for the diagnosis of congestive heart failure (CHF). The product is offered for use in plasma samples in the US and Europe. The whole blood version of the CHF product has been CE-marked and will be launched in Europe during the fourth quarter of 2008. In the US, clinical trials to support a 510(k) are in process and the whole blood version is expected to be commercialized in the first half of 2009. This product addresses a large opportunity. The product target is licensed from Roche and is produced by Princeton Biomeditech (PBM). In the future, the cardiac menu will be extended to include quantitative tests for Troponin I and other cardiac markers. These quantitative tests are performed on a small, desktop reader that measures and reports the quantitative amounts of target proteins present in the patient sample. The reader is supplied by PBM.

•

Infectious Disease—as part of a competitive contract awarded by the CDC; we are developing pandemic influenza tests that detect and differentiate the various strains of influenza and can also detect potential pandemic strains. These products incorporates proprietary technology that we believe will provide significant improvements in sensitivity and precision as well as the capability of detecting multiple protein markers in a single test system. The system will provide a rapid quantitative test using a small, desktop reader. We expect to enter clinical trials in the 2008/2009 influenza season.

The Point of Care cardiac products are sold through distribution channels in the US, Canada and Europe using a small sales force to sell to and manage the distributors. The US distribution rights to the CHF product are exclusive to LifeSign, a PBM company. The influenza test will be marketed through HX Diagnostics.

We believe that the point of care platform developed for the infectious disease project offers an opportunity to develop point of care assays not possible using existing technologies. The rapid POC area is dominated by lateral flow solutions that lack sensitivity and precision and are generally unable to produce tests that correlate results with those performed in the hospital laboratory. The CDC platform utilizes a synthetic DNA and a rare earth metal (europium) to produce a diagnostic platform that can be used at the point of patient care with results that show increased sensitivity and an ability to meet the correlation requirements of the central laboratory. This increased sensitivity, the ability to detect multiple simultaneous protein markers on the same test strip and the potential to meet CLIA wavier requirements presents an opportunity to develop new and far reaching point of care diagnostics. We expect to continue development of tests for this proprietary platform including additional infectious disease diagnostics under our collaboration with HX Diagnostics as well as future cardiac tests. This technology platform is compatible with low cost manufacturing approaches and has the further economic advantage of a non-lateral flow design that reduces licensing and royalty costs.

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

Results of Operations

For the quarters ended September 30, 2008 and 2007

Revenues

The following table summarizes our revenues for the quarters ended September 30, 2008 and 2007 (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2008	2007	Difference	2008	2007	Difference
Product sales	$7,819	$5,549	$2,270	$23,861	$16,927	$6,934
License fee and royalty income	1,514	1,833	(319)	4,772	5,132	(360)
Contracts and grant	4,428	986	3,442	8,744	6,277	2,467

Total	$13,761	$8,368	$5,393	$37,377	$28,336	$9,041

•

We sell the following: real-time PCR molecular products in the molecular diagnostic market (real-time molecular products), rapid tests assays used in emergency care (point of care), and a limited amount of micro array instruments and the associated consumables (micro array). In the nine months ended September 30, 2008, product revenue consisted of 83% real-time molecular products, 12% point-of-care products and the remaining 5% is related to the micro array business. The increase in product sales revenue for the three and nine months ended September 2008 as compared to the same periods in 2007 is primarily due to overall increased revenues in the real time product line as well as in the point of care business.

The future: In the remainder of 2008 we expect revenue to continue to increase significantly as compared to 2007 despite the winding down of our micro array product line.

The whole blood congestive heart failure test, which is expected to be commercialized in Europe in the last quarter of 2008 and in the US during the first half of 2009, will significantly expand the potential market and revenue generating capability of the product.

•

License fee and royalty revenue is generated by licensing our intellectual property rights to third parties. The majority of our license fee and royalty revenue is related to the deferred revenue recognized under the March 2008 contract with DRT. The decrease in license fees and royalty revenues in the three and nine months ended September 2008 as compared to the same periods in 2007 is primarily due to lower royalty revenues recognized under the March 2008 contract with DRT versus revenue recognized under the original September 2006 agreement with ABI.

The future: In March 2008, we entered into an agreement with DRT to sell all future royalties generated under the ABI license agreement from January 1, 2012 through the end of the license agreement for an upfront payment of $10.0 million. In addition, for our assignment of the MGB royalty rights to DRT through December 31, 2011, DRT agreed to release the Company’s required minimum royalty payments potentially due to DRT. We expect in the remainder of 2008 that revenues will continue at approximately $1.0 million per quarter.

In addition, with our growing intellectual property profile of 198 U.S. patents, we are continuing to evaluate royalty and licensing opportunities and we may choose to license other intellectual property in the future, if we believe the terms and conditions are acceptable.

•

Contracts and grants revenue represents funding by various federal, state and private agencies earned through our research and development efforts awarded through contracts and grants. The increase in contract and grant revenues in the three and nine months ended September 30, 2008 as compared to the same period in 2007 is primarily due to the June 2008 contract with the CDC for influenza diagnostic assay research and the February 2008 Fisher agreement to develop molecular testing products which was offset by lower billings under our December 2006 CDC contract to develop a pandemic influenza test.

The future: The recognition of revenue under contracts and grants will vary from quarter to quarter and may result in significant fluctuations in operating results from year to year depending on the timing of the scientific results, quantity of agreements and reimbursement rates negotiated for our development contracts. As a result, our future contract and grant revenue will be significantly impacted by whether or not we are awarded with additional contracts which in large part depends on the results of our scientific research efforts.

As of September 30, 2008, we have recognized approximately $6.7 million of the contracted $6.7 million under the CDC contract for influenza diagnostic assay research. This contract can be extended to a total of $12.5 million based on reaching certain benchmarks. We have recognized approximately $1.8 million of the contracted $10.4 million with the CDC for a two year research project, beginning June 2008, for a multi-analyte molecular diagnostic assay for influenza. In February 2008, Fisher agreed to fund development programs related to certain molecular testing products on a cost incurred basis. If we successfully launch any new products from these development programs, Fisher has agreed to certain minimum purchases over a six-year period.

Cost and expenses

Cost of product sales (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2008	2007	Difference	2008	2007	Difference
Cost of product sales	$4,466	$8,705	$(4,239)	$14,783	$18,064	$(3,281)

Cost of product sales relates to the expenses associated with manufacturing our products. These expenses include materials, labor, and various overhead costs as well as charges for excess capacity and inventory impairment charges. Cost of product sales in the three and nine months ended September 30, 2008 as compared to the same periods in 2007 have decreased primarily due to the wind down of our micro array business which resulted in significant impairments in 2007 and the consolidation of our point-of-care manufacturing operations which lowered our cost of product sales.

The future: In the remainder of 2008 we expect our cost of product sales to increase in line with the increase in product sales revenue. In 2009 and beyond, we expect to achieve cost savings on the production of our POC products due to the closure of our Toronto production facility in the third quarter of 2008 and the use of PBM to produce our new CHF product.

Research and development expenses (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2008	2007	Difference	2008	2007	Difference
Research and development	$4,768	$7,540	$(2,772)	$13,710	$21,598	$(7,888)

•

Research and development relates to the expenses associated with our efforts to develop products for commercialization and the expenses incurred while conducting reimbursable research and development under contractual agreements with various federal, state and private entities. The decrease in research and development costs in the three and nine months ending September 30, 2008 as compared to the same periods of 2007 is primarily due to the elimination of research and development costs related to the micro array business , as well as consolidating certain development projects into our San Diego facilities, the deconsolidation of Jurilab in the second half of 2007.

The future: In the remainder of 2008, as a part of our continual focus on narrowing our losses and working towards positive cash flows from operations, we plan to reduce costs in research and development expenditures that are not funded by contracts or grants.

Selling, general and administrative expenses (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2008	2007	Difference	2008	2007	Difference
Selling, general and administrative expenses	$8,036	$9,167	$(1,131)	$25,093	$29,253	$(4,160)

•

Selling, general and administrative (SG&A) expenses relate to the costs associated with promoting and selling our products and the administrative costs required to support the Company’s operations. The decreases in the three and nine months ended September 30, 2008 as compared to the same periods of 2007 was primarily due to the savings resulting from exiting the micro array business, consolidation of marketing efforts into our San Diego facilities as well as a reduction in our administrative and marketing staff.

The future: We expect in the remainder of 2008 that our SG&A expenditures as a percentage of revenue will trend lower than the percentage increases in our revenue. We also anticipate our costs will further decline as a percentage of revenue as we continue to reduce expenses and further focus our business on real time molecular and point of care products as a result of our exit of the micro array business.

Amortization of purchased intangible assets (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2006	Difference	2007	2006	Difference
Amortization of purchased intangible assets	$707	$733	$(26)	$2,350	$2,260	$90

•	Amortization of purchased intangibles is our effort to match the benefits of the intellectual property we have acquired with current period expenses.

The future: We expect the amortization expense on purchased intangibles to remain consistent at the current level. However, amortization expense may also be impacted by potential future business combinations.

Other income (expense)

	For the three months ended September 30,			For the nine months ended September 30,
	2008	2007	Difference	2008	2007	Difference
Interest income	$154	$188	$(34)	$631	$757	$(126)
Interest expense	(3,135)	(1,439)	(1,696)	(6,341)	(3,438)	(2,903)
Other income (expense)	37	27	10	325	(26)	351
Loss on extinguishment of debt	(3,050)	—	(3,050)	(15,295)	—	(15,295)
Warrant and conversion rights valuation adjustment	4,185	5,426	(1,241)	3,126	5,436	(2,310)
Gain (loss) on deconsolidation of VIE	—	12,686	(12,686)	—	12,686	(12,686)
Gain (loss) on foreign currency translation	33	(12)	45	10	(26)	36

Total	$(1,776)	$16,876	$(18,652)	$(17,544)	$15,389	$(32,933)

•

The increase in interest expense is primarily related to the convertible debt offerings in August 2007 and restructured in March and August 2008 and the bridge financing agreement in August 2008. The loss on extinguishment of debt and the change in the warrant valuation adjustment amount related to the restructuring of our convertible debt in March and August of 2008. The decrease in warrant valuation changed was primarily a result of the repricing of the warrants from $1.14 to $0.397. The change in the warrant valuation adjustment is also due to the quarterly remeasurement of fair value of our outstanding warrants using the methodology prescribed by EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The gain on deconsolidation of VIE in 2007 represents the losses in Jurilab, a variable interest entity, which were allocated to the noncontrolling interests at which time the initial fair value of their interests had been reduced to zero with no comparable charges in 2008.

Liquidity and capital resources

Short-term and long-term liquidity

At September 30, 2008 we have cash and cash equivalents of approximately $1.7 million. We will need to raise additional funds through financing transactions in order to continue to support our planned operations through December 31, 2008. Without access to this financing, on terms acceptable to us, we may have to curtail or cease operations and product development that will materially alter our current business strategy. Under the Second Bridge Note agreement with Elitech, we agreed to issue an aggregate of $3.0 million in convertible debt to Elitech through the remainder of 2008 to fund our operations. We received funds from the first issuance of $1.0 million on October 15, 2008, and expect to receive an additional $1.0 million on or prior to November 15, 2008 and $1.0 million on or prior to December 31, 2008.

The following is a summary of our key liquidity measures as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007	Difference
Cash and cash equivalents	$1,689	$5,806	$(4,117)
Short-term investments, available for sale	—	1,450	(1,450)

Total cash and cash equivalents and short-term investments, available for sale	$1,689	$7,256	$(5,567)

Current assets	$24,619	$26,184	$(1,565)
Current liabilities	(46,099)	(26,371)	(19,728)

Working capital	$(21,480)	$(187)	$(21,293)

Our cash and cash equivalents and short-term investments, available for sale decreased by $5.6 million, while our working capital decreased by $21.2 million, at September 30, 2008 as compared to December 31, 2007. The decrease in working capital was primarily due to an increase in current liabilities resulting from the increase in current debt financing. In addition, current liability balances include $5.3 million of deferred revenue balances, liabilities related to convertible debt conversion features of $5.2 million and common stock warrants of $3.6 million, all of which represent non-cash liabilities. The decrease in cash and cash equivalents and short term investments, available for sale, is primarily due to cash usage for operations during the period. Going forward, with our exit from the micro array business, we believe we can use less cash and achieve higher margins with our other product lines as we focus on further reducing costs and work to increase sales to achieve cash flow break even.

From our inception to September 30, 2008, we have financed our operations primarily by:

•	Issuing our stock and warrants

•	Bridge financing agreements

•	Issuing secured and unsecured convertible debt

•	Generating revenues

•	Assignment and sale of certain royalty interests to DRT

•	Financing our trade receivables

•	Obtained cash through our acquisition of Epoch

•	Using proceeds from our litigation settlement with CombiMatrix

•	Obtaining a modest amount of capital equipment long-term financing

•	Reimbursement from federal, state and private agencies for certain research and development projects.

Cash used in operating, investing and financing activities for the nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	September 30, 2008	September 30, 2007
Net cash used in operating activities	$(6,086)	$(30,577)
Net cash used in investing activities	(218)	(881)
Net cash provided by financing activities	$2,339	$27,383

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2008 and 2007 primarily related to our net losses and changes in working capital. The decrease in cash used in operating activities in the nine months of 2008 as compared to the same period of 2007 primarily related to a $10 million sale of certain royalty rights, non-cash charges related to extinguishment of debt as well as cost savings due to our exit from the micro array business and the deconsolidation of Jurilab.

Investing activities

Net cash used in investing activities in the nine months ended September 30, 2008 primarily related to net proceeds from the sale of short-term investments offset by the purchase of equipment and technology rights. Net cash used in investing activities in the nine months ended September 30, 2007 primarily related to net proceeds from the sale of short-term investments, which was offset by the purchase of fewer short-term investments (i.e. we utilized short-term investments to fund our operating and financing activities).

Capital spending is essential to our product innovation initiatives and maintaining our operational capabilities. Therefore in the first nine months of 2008 and 2007 we used cash to purchase $1.9 million and $1.8 million, respectively, in property and equipment to support the development of our product lines.

Financing activities

Due to our negative cash flows from operations, we remain dependent on equity, debt financing or other non-dilutive sources of financing to fund our operations. In the fourth quarter of 2008, we plan on funding our operations with a combination of collecting receivables from our product sales and with issuance of our Second Bridge Notes.

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

On March 14, 2008 we entered into agreements with the holders of our 6.25% Convertible Notes due in 2010 (the “Debentures”) issued on August 27, 2007 to restructure the indebtedness. In the restructuring, the holders exchanged an aggregate of $12.9 million in principal amount of the Debentures with the Company’s 9.75% Senior Secured Convertible Notes due in 2010 (“New Notes”) with an aggregate principal amount of $15.5 million. The New Notes are convertible initially into an aggregate of approximately 22,784,000 shares of common stock at an initial conversion price of $0.6803 per share. The terms of the New Notes provided for the mandatory payment of the principal in specified periodic installments as well restrict certain asset disposition and financing transactions. An aggregate of $7.0 million remained as restricted cash under the New Notes which is secured by a $7.0 million letter of credit. In connection with the restructuring, we granted a collateral agent on behalf of the holders of the New Notes a security interest in substantially all of the assets of the Company. Upon closing of the agreement, the conversion price of the remaining Debentures and the exercise prices of related warrants issued in the August 2007 debt financing were adjusted to $0.6803. In addition, this agreement triggered the anti-dilution clause in the warrants issued concurrently with the Debentures which resulted in an increase in the number of outstanding warrants by 11.7 million shares.

On August 14, 2008, we entered into an exchange agreement with each holder of all outstanding 9.75% Senior Secured Convertible Notes that we issued in March 2008 with an Amended and Restated Senior Secured Convertible Notes with an aggregate principal amount of $13,537,687 (“Amended Notes”) and another Senior Secured Convertible Notes with an aggregate principal amount of $2,707,537 (“Additional Notes”). The Amended Notes are convertible initially into 34,099,967 shares of common stock at an initial conversion price of $0.397 per share and the Additional Notes are convertible initially into 5,683,328 shares of common stock at an initial conversion price of $0.397 per share. The Amended Notes and Additional together are the “New Exchange Notes”. The New Exchange Notes have an annual interest rate of 9.75%. The $7.0 million in restricted cash balance secured by a $7.0 million letter of credit required by the 6.25% Unsecured Senior Convertible Notes (“Debentures”) financing agreements will remain under the exchange agreement. The New Exchange Notes required a security interest in substantially all of the assets of the Company. Upon closing of the exchange agreement, the conversion price of the remaining Debentures and the exercise prices of related warrants issued to the Note holders were adjusted to $0.397.

On August 14, 2008, in conjunction with the exchange agreement described above, we entered into a bridge financing agreement. The first part of the bridge financing agreement was with the holders of the New Exchange Notes and the second part of the bridge financing agreement was an agreement with Elitech.

Under the first bridge financing agreement we issued an aggregate of $5.0 million in secured convertible note (the “First Bridge Notes”). The First Bridge Notes were initially convertible into an aggregate of 12,594,458 shares of common stock at an initial conversion price of $0.397 per share. The First Bridge Notes will mature upon the earlier of (i) May 15, 2009 or (ii) the fifth business day following the consummation of the Business Combination, subject to extension under certain circumstances. The First Bridge Notes bear interest at 20.0% per annum, payable quarterly in arrears commencing on September 30, 2008. The interest is to be paid in cash or by adding the remaining amount of interest due to the outstanding principal amount of the First Bridge Notes (the “Capitalized Interest”). Upon and during the occurrence of an Event of Default, the interest rate under the First Bridge Notes will increase to 25.0% per annum. In addition, in the event that any payment of principal or other amounts payable under the First Bridge Notes or other transaction documents in the First Bridge Financing are not paid when due, such past due amounts are subject to a late charge of 15% per annum from the date due until paid. The principal amount of the First Bridge Notes together with any accrued, unpaid interest and any late charges will be convertible at the option of the First Bridge Note Holders, at any time following their issuance, into shares of Common Stock at the initial conversion price of $0.397 per share, subject to certain limitations on beneficial ownership. Upon conversion of the First Bridge Notes the Company is required to pay the net present value of total interest over the term of the First Bridge Notes calculated at a 6.25% discount rate, subject to certain limitations. The conversion prices are subject to certain adjustments including full ratchet anti-dilution protection for the First Bridge Notes in respect of any equity or convertible securities issuances below $0.397 without subsequent stockholder approval. We received approximately $4.7 million, net of debt issuance costs, in proceeds under this agreement.

Under the second bridge financing agreement we issued $3.0 million in secured convertible notes (the “Second Bridge Notes”) to Elitech. We expect to issue the convertible debt in three stages during the fourth quarter of 2008. We issued the first $1.0 million on October 15, 2008 and expect to issued $1.0 million on or prior to November 15, 2008 and $1.0 million on or prior to December 31, 2008. The Second Bridge Notes will mature upon the earlier of (i) May 15, 2009 or (ii) the fifth business day following the consummation of the Elitech combination. The Second Bridge Notes bear interest at 20.0% per annum, payable quarterly in arrears commencing on September 30, 2008. The interest is to be paid in cash or by adding the remaining amount of interest due to the outstanding principal amount of the Second Bridge Notes. Upon and during the occurrence of an event of default, the interest rate under the Second Bridge Notes will increase to 25.0% per annum. In addition, in the event that any payment of principal or other amounts payable under the Second Bridge Notes or First Bridge Financing are not paid when due, such past due amounts are subject to a late charge of 15% per annum from the date due until paid. The principal amount of the Second Bridge Notes together with any accrued and unpaid interest and any late charges will be convertible at the option of Elitech, at any time following their issuance, into shares of Common Stock at the initial conversion price of $0.397 per share, subject to certain limitations on beneficial ownership. Upon conversion of Second Bridge Notes we are required to pay the net present value of total interest over the term of the Second Bridge Notes calculated at a 6.25% discount rate, subject to certain limitations. The conversion prices are subject to certain adjustments including full ratchet anti-dilution protection for the First Bridge Notes in respect of any equity or convertible securities issuances below $0.397 without subsequent stockholder approval.

Off Balance Sheet Arrangements

We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

Additional Financing Required in the Remainder of 2008

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

While we believe that we will be successful in generating additional working capital through a combination of the $3.0 million from the Second Bridge Notes expected to be fully funded on or before December 31, 2008, corporate equity, debt, partnerships, collaborations, federal and state grant funding, sale or licensing of intellectual property and incremental product sales, if we are unsuccessful in obtaining additional cash flows from any of these sources, we need to defer, reduce or eliminate certain planned expenditures. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. If we are not able to defer, reduce or eliminate our expenditures, secure additional sources of revenue or otherwise secure additional funding, we will need to restructure or significantly curtail our operations, file for bankruptcy or cease operations.

The trading price of our shares of common stock, a downturn in the United States stock and debt markets, and the existence of, and covenants in our indebtedness will make it more difficult to obtain financing through the issuance of equity or debt securities. We will also seek to raise capital from other sources, such as the sale of assets, licensing of technology or intellectual property. Any delay in reaching cash flow break even will require us to raise additional capital. Under the terms of our New Exchange Notes, we are required to use a portion of the proceeds of certain financings to redeem the New Exchange Notes. Any additional equity financing will be dilutive to our stockholders, and debt financing, if available, may include additional restrictive covenants and require significant additional collateral. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Going Concern

We have incurred net losses of $36.1 million in the nine months ending September 30, 2008, $33.9 million, $46.7 million, and $104.8 million for the years ended December 31, 2007, 2006 and 2005, and have an accumulated deficit of $436.7 million as of September 30, 2008. Based on our operating plan, our existing working capital is not sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures, and working capital requirements through December 31, 2008 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Valuation of Goodwill

We have $38.9 million of goodwill on our September 30, 2008 consolidated balance sheet related to our acquisitions of Amplimedical and Spectral in 2006, and our acquisitions of SynX and Epoch in 2004. We used significant estimates and assumptions to determine the value of these assets. In many cases we use a third party to perform a valuation analysis on these assets, while we review their assumptions, calculations and conclusions for reasonableness and accuracy.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. This testing requires that we make judgments to identify our reporting units which significantly affects our valuation analysis. In addition, we test goodwill for possible impairment if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. We assess potential impairments to goodwill assets when there is evidence that events or circumstances indicate that the recorded value of an asset (the carrying amount) may not be recovered. These assessments are based on judgments and estimates of the materiality of various on-going events and circumstances related to the asset. Indicators of impairment may include, but are not limited too:

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

In the fourth quarter we will test our goodwill for potential impairment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using a combination of the income approach methodology of valuation that includes the discounted cash flow method and a market based methodology. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

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

Valuation of embedded derivatives.

We value certain embedded features issued in connection with our February and August 2007 financing activities and in connection with our restructuring of debt in March and August 2008. Our February 2007 financing included issuance of warrants, while our August 2007 convertible debt financing included warrants and conversion features that we are required to fair value at each balance sheet date. The warrants, along with the conversion feature of the notes, have been recorded at their relative fair value at the inception date of the agreement and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) at each reporting date. The fair value of these warrants and rights are primarily affected by our stock price and its volatility, expected life and interest rates. We recorded approximately $3.1 million of other income in 2008 related to the change in the fair value of the warrants and the conversion feature. As of September 30, 2008, the fair value of the warrants and conversion features was determined to be $8.8 million. This amount is reflected in our financial statements as a current liability.

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

Revenue Recognition

We recognize revenue principally from various real-time PCR products (both custom and proprietary tests), various ASRs, cardiac tests, sponsored research, contract and grant agreements and from license and royalty fees for intellectual property. Each element of revenue recognition requires a certain amount of judgment to determine if the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) delivery has occurred or services have been rendered; iii) the seller’s price to the buyer is fixed or determinable; iv) collectability is reasonably assured, and v) both title and the risks and rewards of ownership are transferred to the buyer. We are required to make more significant estimates involving our recognition of revenue from license and royalty fees, than from revenue generated from our products sales and contracts and grant agreements. Our license and royalty fees revenue estimates depend upon on our interpretation of the specific terms of each individual arrangement and our judgment to determine if the arrangement has more than one deliverable and how each of these deliverables should be measured and allocated to revenue. In addition, we have to make significant estimates about the useful life of the technology transferred to determine when the risk and rewards of ownership have transferred to the buyer to decide the period of time to recognize revenue. In certain circumstances we are required to make judgments about the reliability of third party sales information and recognition of royalty revenue before actual cash payments for these royalties have been received.

Inventory valuation and related reserves

We have a history of writing down the value of our inventory due to lack of market demand. We have approximately $5.9 million of inventory reserves as of September 30, 2008, with a net ending inventory balance of approximately $2.6 million. Given the inherent unpredictability of demand for new products, we are required to make significant estimates about the future demand for this inventory. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

Income Taxes

We regularly review our established valuation allowance against our potential tax assets that is based on historical taxable income, future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. As of December 31, 2007, our valuation allowance was $44.6 million.

In July 2006, FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109,” prescribed a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the change in recognition, classification, or accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted this statement effective January 1, 2007, which did not result in an adjustment for the net impact of the change in guidance. The Company does not anticipate that the adoption of FIN No. 48 will have a material effect on its statements of income and effective tax rate in future periods.

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

Related Party Transactions

Consulting Agreement with Board Member

In October 2006, we signed a consulting agreement with Mr. Dreismann, one of our Board of Directors members. Mr. Dreismann received $22,000 and $56,000 in compensation under this agreement in the three and nine months ended September 30, 2008. The consulting agreement ended in the third quarter of 2008.

ThermoFisher Development Agreement

On August 3, 2006, we entered into research and development collaboration arrangements with Thermo Fisher Scientific Inc., (“Fisher”) a related party, that owns approximately 5.7 million shares of our common stock, and Athena Diagnostic, a wholly-owned subsidiary of ThermoFisher. We agreed to share certain technology and patent rights related to the development, manufacture and marketing of new molecular diagnostic products. On August 9, 2006, we entered into an exclusive distribution agreement with Fisher. There were approximately $378,000 and $672,000 of sales under this agreement in the three and nine months ended September 30, 2008, respectively.

In February 2008, we entered into a distribution and license agreement with Fisher under which we will provide certain distribution and technology access rights to Fisher. As part of the agreement, Fisher has agreed to fund a development program related to the development, manufacture and marketing of new molecular testing products on a cost incurred basis. Upon commercial launch of the new products, Fisher has agreed to certain minimum purchases over a six-year period. There were approximately $281,000 and $997,000 of revenue recognized under this agreement in the three and nine months ended September 30, 2008, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest rate exposure

Our exposure to market risk due to fluctuations in interest rates is minimal as we do not have short-term investment holdings other than an auction rate security which has no carrying value at September 30, 2008 as it is considered impaired.

Foreign Currency Exchange Rate Exposure

The functional currency for our Canadian subsidiary is the U.S. dollar and the functional currency of our subsidiary in Italy is the euro. The Italian subsidiaries’ accounts are translated from the euro to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded in accumulated other comprehensive income in the consolidated financial statements included herein. In certain instances, our subsidiaries conduct business with customers and vendors in euros or in other local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange rate differences on the dates of the transactions. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European customers and vendors. The net tangible assets of our foreign subsidiaries, excluding intercompany balances, were approximately $7.6 million at September 30, 2008.

Notwithstanding the foregoing, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our financial condition and results of operations. For example currency exchange rate fluctuations may affect international demand for our products. In addition, interest rates fluctuations may affect our customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based on such evaluation, such officers have concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over the financial close and inventory valuation processes.

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

(b) Change in Internal Control over Financial Reporting.

In order to remediate the weaknesses identified in our internal controls as of December 31, 2007, we began implementation of additional controls and procedures in the first nine months of 2008, including:

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

Litigation

We may be subject to potential liabilities under various claims and legal actions that may be asserted. These matters may have arisen in the ordinary course and conduct of our business, as well as through acquisitions or divestitures. These matters may be covered, at least partly, by insurance. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities and as of September 30, 2008 we have no significant accrual for any pending claims. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to us. Although the amount of liability at September 30, 2008, with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial position, results of operation or cash flows.

ITEM 1a.	RISK FACTORS

We will need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We will need to raise additional cash to continue our planned operations through December 31, 2008 and beyond. Our independent registered public accounting firm has included a modification to its audit report regarding substantial doubt about our ability to continue as going concern in the Form 10-K for the fiscal year ended December 31, 2007. We may seek additional funds through public and private securities offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources, sale of assets or licensing of technology or intellectual property. If we can not raise more money, we will have to reduce our capital expenditures, scale back our development of new products, significantly reduce our workforce and seek to license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we will need will depend on many factors, including among others:

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

Additional capital may not be available on terms acceptable to us, or at all. In addition, the terms of our bridge notes, 9.75% senior secured convertible notes issued in August and March 2008 (the “New Exchange Notes and the “New Notes”, respectively) and 6.25% senior convertible notes issued in August 2007 (the “Notes”) contain restrictive covenants that limit our ability to raise capital through additional financing unless we obtain consent from holders of these notes, and there is no guarantee that we will be able to obtain such consents on terms acceptable to us, or at all. Under the terms of the New Exchange Notes, we are required to use a portion of the proceeds of certain financings to redeem the New Notes. Any additional equity financing will be dilutive to stockholders, and debt financing, if available, may include restrictive covenants and require significant collateral.

Furthermore, on August 15, 2008, we completed the initial closing of our $8.0 million bridge financing in which we received $5.0 million of gross proceeds, while the remaining $3.0 million will be funded by Elitech in three stages during the fourth quarter of 2008 as follows: $1.0 million on or prior to October 15, 2008, $1.0 million on or prior to November 15, 2008 and $1.0 million on or prior to December 31, 2008. We received the first $1.0 million funding on October 15, 2008. If Elitech is unable to provide us with the remaining balance of such funding or if the funding is not provided in a timely manner, it will have a material adverse effect on our financial conditions and our ability to continue our operations. Such failure will also cause an event of default under our convertible notes which will jeopardize our financial viability.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

Since our inception, we have incurred cumulative net losses which, as of September 30, 2008, total approximately $436.7 million. Moreover, our negative cash flow and losses from operations will continue for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, which could be significant. We believe our future operating results may be subject to quarterly fluctuations due to a variety of factors, including, but not limited to, acquisition, goodwill or other impairment charges, non-cash stock option expenses, market acceptance of our existing product offerings, and potential other products under development, including the whole-blood CHF product and diagnostics related to infectious disease, whether and when new products are successfully developed and introduced by us or our competitors, and the achievement of milestones under our collaborative agreements with various government and private agencies. The recognition of revenue under contracts, grants and sponsored research agreements will be subject to significant fluctuations in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

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

We are at an early stage of development. As of September 30, 2008, we had only a limited product offering that includes real-time PCR products and point-of-care diagnostic tests for cardiac disease. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our new products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

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

On March 14, 2008 we entered into agreements with the holders of our 6.25% Convertible Notes due in 2010 (the “Debentures”) issued on August 27, 2007 to restructure the indebtedness. In the restructuring, the holders exchanged an aggregate of $12.9 million in principal amount of the Notes with the Company’s 9.75% Senior Secured Convertible Notes due in 2010 (“New Notes”) with an aggregate principal amount of $15.5 million. The New Notes are convertible initially into an aggregate of approximately 22,784,000 shares of common stock at an initial conversion price of $0.6803 per share. The terms of the New Notes provided for the mandatory payment of the principal in specified periodic installments as well restrict certain asset disposition and financing transactions. An aggregate of $7.0 million remained as restricted cash under the New Notes which is secured by a $7.0 million letter of credit. In connection with the restructuring, we granted a collateral agent on behalf of the holders of the New Notes a security interest in substantially all of the assets of the Company. Upon closing of the agreement, the conversion price of the remaining Notes and the exercise prices of related warrants issued in the August 2007 debt financing were adjusted to $0.6803. In addition, this agreement triggered the anti-dilution clause in the warrants issued concurrently with the Debentures which resulted in an increase in the number of outstanding warrants by 11.7 million shares.

On August 14, 2008, we entered into an exchange agreement with each holder of our outstanding 9.75% Senior Secured Convertible Notes that we issued in March 2008 with an Amended and Restated Senior Secured Convertible Notes with an aggregate principal amount of $13,537,687 (“Amended Notes”) and another Senior Secured Convertible Notes with an aggregate principal amount of $2,707,537 (“Additional Notes”). The Amended Notes are convertible initially into 34,099,967 shares of common stock at an initial conversion price of $0.397 per share and the Additional Notes are convertible initially into 5,683,328 shares of common stock at an initial conversion price of $0.397 per share. The Amended Notes and Additional together are called the “New Exchange Notes”. The New Exchange Notes have an annual interest rate of 9.75%. The $7.0 million in restricted cash balance secured by a $7.0 million letter of credit required by the Debentures financing agreements will remain under the exchange notes agreement. The New Exchange Notes required a security interest in substantially all of the assets of the Company. Upon closing of the exchange agreement, the conversion price of the remaining Debentures and the exercise prices of related warrants issued to the Note holders were adjusted to $0.397.

On August 14, 2008, we entered into a bridge financing agreement. The first part of the bridge financing agreement was with the holders of the New Exchange Notes and the second part of the bridge financing agreement was an agreement with Elitech.

Under the first bridge financing agreement we issued an aggregate of $5.0 million of senior secured convertible bridge notes ( the “First Bridge Notes”). The First Bridge Notes were initially convertible into an aggregate of 12,594,458 shares of common stock at an initial conversion price of $0.397 per share. The First Bridge Notes will mature upon the earlier of (i) May 15, 2009 or (ii) the fifth business day following the consummation of the Business Combination, subject to extension under certain circumstances. The First Bridge Notes bear interest at 20.0% per annum, payable quarterly in arrears commencing on September 30, 2008. The interest is to be paid in cash or by adding the remaining amount of interest due to the outstanding principal amount of the First Bridge Notes (the “Capitalized Interest”). Upon and during the occurrence of an Event of Default, the interest rate under the First Bridge Notes will increase to 25.0% per annum. In addition, in the event that any payment of principal or other amounts payable under the First Bridge Notes or other transaction documents in the First Bridge Financing are not paid when due, such past due amounts are subject to a late charge of 15% per annum from the date due until paid. The principal amount of the First Bridge Notes together with any accrued, unpaid interest and any late charges will be convertible at the option of the First Bridge Note Holders, at any time following their issuance, into shares of Common Stock at the initial conversion price of $0.397 per share, subject to certain limitations on beneficial ownership. Upon conversion of the First Bridge Notes the Company is required to pay the net present value of total interest over the term of the First Bridge Notes calculated at a 6.25% discount rate, subject to certain limitations. The conversion prices are subject to certain adjustments including full ratchet anti-dilution protection for the First Bridge Notes in respect of any equity or convertible securities issuances below $0.397 without subsequent stockholder approval. We received approximately $4.7 million, net of debt issuance costs, under this agreement.

Under the second bridge financing agreement we issued an aggregate of $3.0 million of senior secured convertible note (the “Second Bridge Notes”). We expect to issue the Second Bridge Notes in three stages during the fourth quarter of 2008. We issued the first $1.0 million on October 15, 2008 and expect to issued $1.0 million on or prior to November 15, 2008 and $1.0 million on or prior to December 31, 2008. The Second Bridge Notes will mature upon the earlier of (i) May 15, 2009 or (ii) the fifth business day following the consummation of the Elitech combination. The Second Bridge Notes bear interest at 20.0% per annum, payable quarterly in arrears commencing on September 30, 2008. The interest is to be paid in cash or by adding the remaining amount of interest due to the outstanding principal amount of the Second Bridge Notes. Upon and during the occurrence of an event of default, the interest rate under the Second Bridge Notes will increase to 25.0% per annum. In addition, in the event that any payment of principal or other amounts payable under the Second Bridge Notes or First Bridge Financing are not paid when due, such past due amounts are subject to a late charge of 15% per annum from the date due until paid. The principal amount of the Second Bridge Notes together with any accrued and unpaid interest and any late charges will be convertible at the option of Elitech, at any time following their issuance, into shares of Common Stock at the initial conversion price of $0.397 per share, subject to certain limitations on beneficial ownership. Upon conversion of Second Bridge Notes we are required to pay the net present value of total interest over the term of the Second Bridge Notes calculated at a 6.25% discount rate, subject to certain limitations. The conversion prices are subject to certain adjustments including full ratchet anti-dilution protection for the First Bridge Notes in respect of any equity or convertible securities issuances below $0.397 without subsequent stockholder approval.

As a result of this transaction, we increased the total amount of convertible debt outstanding, as well as the amount of interest payments. Furthermore, we have agreed to make the following redemption payments:

•	beginning on April 1, 2008, we will pay monthly installment payment of $80,000 per month, which will increase to $160,000 per month after January 1, 2009;

•

following quarterly announcement of our earnings, we will redeem an amount of the New Exchange Notes equal to the greater of (i) $10,000 for each quarter prior to January 1, 2009 or $20,000 for each fiscal quarter after January 1, 2009 and (ii) the product of 5% (for each quarter prior to January 1, 2009) or 10% (for each quarter after January 1, 2009) multiplied by the consolidated product revenue of the Company for such prior fiscal quarter minus the aggregate monthly installment payment made for such quarter;

•

if we sell, transfer or dispose all or any part of its business, property or assets, we may be required to use 50% of the net cash proceeds over $3.5 million from such asset disposition to redeem the New Exchange Notes; and

•	if we offer or sell any of debt, equity, or equity equivalent securities, we may be required to use 20% of the aggregate net cash proceeds in excess of $10 million to redeem the New Exchange Notes.

The increased amount of indebtedness and additional payments required to service our indebtedness impose a significant burden on our liquidity and cash flow. Should we be unable to satisfy our payment obligations under the New Exchange Notes, we may have to restructure or limit our operations. Our indebtedness could have significant additional negative consequences, including, but not limited to:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	placing us at a possible competitive disadvantage to competitors with less debt obligations and competitors that have better access to capital; and

•	restricting the availability of strategic alternative.

We may not have sufficient funds to make required payments on our debt obligations.

Our liquidity position is constrained by the operating losses from our business. In addition, we are not able to pay interest on our convertible debt obligations with shares of our common stock if the valuation of our stock is below $0.397 per share or if we do not satisfy certain equity conditions set forth in the convertible debt convertible obligations, including maintaining a minimum bid price of our common stock as required by applicable NASDAQ listing standard, in which case we will be required to pay interest in cash. Under the terms of the New Exchange Notes and Bridge Notes, we are also required to make certain monthly installment payments and quarterly catch-up payments to redeem the Notes. We are also required to apply a portion of net proceeds received from certain sales of assets and equity or debt financing to redeem the New Exchange Notes. As a result, we may not have sufficient funds to make the required interest, redemption and principal payments on the convertible debt obligations when due, either at maturity, applicable installment payment dates, or upon the occurrence of various events of default or specified change of control transactions. If we do not have sufficient funds to make these payments, we will have to obtain an alternative source of funds, including sales of our assets or assets of our subsidiaries or sales of our equity securities or capital. We cannot assure you that we will be able to obtain sufficient funds to meet our debt payment obligations through any of these alternatives or that we will be permitted by our senior lenders to obtain funds through any of these alternatives. In the event that we are not able to make the required payments at maturity or otherwise, we will be forced to seek alternatives, including seeking additional debt financing or equity financing or a potential reorganization under Chapter 11 of the United States Bankruptcy Code.

In connection with the execution of share exchange agreement (the “Share Exchange Agreement”) for the business combination with Elitech, holders of our convertible notes agreed to restructure such notes so that interest payments, as well as certain monthly and quarterly mandatory redemption payments, under such notes will be deferred as long we meet certain specified milestone events relating to the closing of the business combination, including the filing of a proxy statement/prospectus and stockholder approval of the business combination in a timely manner. There is no guarantee that Nanogen will be able to meet these milestone requirements, and failure to do so will reinstate our obligation’s to make cash payments on interest, as well as certain monthly and quarterly redemption, payments due under such notes, including late charges and penalty, unless we obtain a waiver from holders of notes representing two-thirds of outstanding principal amount of such notes. There is no guarantee that we will be able to obtain such waiver, and if not, we may not have sufficient cash on hand to make these payments, in which case it will cause a default under the notes and jeopardize our financial viability.

We have granted a first priority security interest in substantially all of our assets, including certain intellectual property.

To secure our obligations under our convertible debt obligations, we have granted holders of the Notes a first priority security interest in substantially all of our assets and stock, including certain intellectual property assets. Upon an event of default under our convertible debt obligations, the holders could elect to declare all amounts outstanding, together with accrued and unpaid interest and penalty, to be immediately due and payable. If we are unable to repay those amounts, the holders will have a first claim on our assets, including such intellectual property. If holders should attempt to foreclose on the collateral, it is unlikely that there would be any assets remaining after repayment in full of such secured indebtedness. Any such default and resulting foreclosure would have a material adverse effect on our financial condition and our ability to continue our operations.

Certain of our convertible debt obligations provide that upon the occurrence of various events of default and change of control transactions, the holders would be entitled to require us to repay the Notes for cash, which could leave us with little or no working capital for operations or capital expenditures, or force us to sell the collateral subject to the security interest granted under the Notes.

Our convertibles debt obligations allow the holders to require us to repay the debt obligation upon the occurrence of various events of default, such as the termination of trading of our common stock on a qualified stock market or quotation system or a breach by us of the covenants set forth in the convertible debt obligations, as well as specified change of control transactions. In such a situation, we may be required to repay all or part of the convertible debt obligations, including any accrued interest, applicable premiums and penalties. Some of the events of default include matters over which we may have little or no control. If an event of default or a change of control occurs, we may be unable to repay the full price in cash. Even if we were able to pay the full amount in cash, any such payment could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our debt obligations, nor do we anticipate doing so.

In addition, we have granted holders of our convertible debt obligations a first priority security interest in substantially all of our assets and stock of our subsidiaries to secure our obligations under the convertible debt obligations. Upon the occurrence of an event of default, the holders would have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interest. Accordingly, our secured creditors would be entitled to have the debt owed to them satisfied from our assets before we could make any distribution to other stockholders.

If we are not able to access the funds in the cash collateral account, it will adversely affect our cash flow, financial results and our ability to meet payment obligations.

We have deposited $7.3 million of the total $20 million purchase price of the Debentures in a cash collateral account for the purpose of securing the letter of credit issued in favor of the holders of the Debentures. The funds in the cash collateral account, including interests earned, will be released to us only if we meet certain conditions to terminate the letter of credit. These conditions include, but are not limited to, all of the following: (i) the closing sales price of our common stock on NASDAQ equal to or exceeds $1.524 per share for 20 out of 30 consecutive trading days; (ii) there is no event of default under the Indenture; and (iii) our common stock has not been suspended from trading on NASDAQ or there is no threat of such suspension by NASDAQ. There is no guarantee that we will meet all of the conditions for the termination of the letter of credit. In addition, there is no guarantee that the price of our common stock will reach the target level described above, and even if it does, there is no assurance that the price will maintain at such level for the required period of time. The price of our stock as of October 22, 2008 was $0.22 per share. If the price of our common stock does not meet this requirement or if we cannot meet any of the conditions, we will not have access to the funds in the cash collateral account, which will adversely affect our cash flow, financial results and our ability to meet payment obligations under the convertible debt obligations.

If our convertible notes do not convert to equity within its three year term, we will be forced to replace them with additional financing that may not be available on favorable terms.

Certain of our convertible secured debt obligations have a three year term expiring in August 2010 and will need to be refinanced if not converted to stock before that time. There can be no assurance that financing will be available at that time, which would force the company to curtail or cease operations. The convertible secured debt obligations contain features giving the company access to additional capital over the next several years dependent on the achievement of pre-determined stock prices. There is no assurance that those conditions will be met. The convertible debt obligations further restrict us from additional borrowing without permission of the note holders whose consent cannot be assured.

We may continue to incur significant non-operating, non-cash charges resulting from changes in the fair value of our warrants and derivatives.

Our Debentures, New Exchange Notes and Bridge Notes contain a conversion feature. The conversion features of the Debentures and New Exchange Notes, and the warrants have been recorded at their relative fair value at the inception date of the agreement and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) at each reporting date. The impact of these non-operating, non-cash charges could have an adverse effect on our stock price in the future. The fair value of the warrant and derivatives is tied in large part to our stock price. If our stock price increases between reporting periods, the warrant and derivatives become more valuable. As such, there is no way to forecast what the impact on other income (expense) will be in the future or what the future impact will be on our financial statements.

We have agreed to certain limitations on our ability to sell our securities in future financings, which may restrict our ability to raise capital, and any future financing may require the consent of our convertible debt note holders, who may be unwilling to provide such consent.

We have agreed, for so long as any New Exchange Notes, Debentures and Bridge Notes or related warrants remain outstanding, that we will not issue or sell, subject to certain exceptions, shares of our common stock for a consideration per share less than the conversion price of the Company’s convertible debt obligations or the exercise price of the such warrants immediately prior to such sale, if the effect of the issuance or sale is to cause the conversion price or exercise price to be adjusted below certain fixed floor prices, unless we first obtain stockholder approval. In addition, we have agreed, for so long as any convertible debt obligations or related warrants remain outstanding, that we will not sell, subject to certain exceptions, securities with a conversion or exercise price that varies from the market price of our common stock. These limitations will restrict our ability to raise capital through equity or debt financing in the future, unless we obtain prior written consent from the holders of the Notes. There is no assurance that the holders will provide us with such consent or that we will obtain the necessary stockholder approval. If we cannot raise more capital or obtain additional financings on terms satisfactory to us, we will have to reduce our capital expenditures, scale back our development of new products, significantly reduce our workforce and seek to license to others products or technologies that we otherwise would seek to commercialize ourselves, which will have an adverse effect on our business operations and financial results.

Restrictive covenants in the Indenture and the secured convertible debt obligations may limit our ability to expand our operations and capitalize on our business opportunities.

The terms of the convertible debt obligations include restrictive covenants which limit our ability to borrow money, create liens, dispose of assets, transact businesses with affiliates, effect equity and debt financing, advance loan credit to its subsidiaries and engage in certain other activities. These restrictive covenants may limit our ability to expand our operations and capitalize on business opportunities. If we are unable to expand our operation or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations. In addition, as described above, we are required to apply a portion of net proceeds received from certain disposition of assets and financing transactions to redeem the Bridge Financing, New Exchange Notes and Debentures limit our ability to capitalize on these opportunities.

Conversion of the debt obligations and exercise of related warrants and issuance of shares of common stock in payment of interests on the convertible debt obligations will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes.

The conversion or exercise of some or all of the convertible debt obligations and related warrants, respectively, and the issuance of shares of common stock in payment of interests on the convertible debt obligations, could significantly dilute the ownership interests of existing stockholders. The restructuring transaction completed in August 2008 also increased substantially the number of shares that may be issued upon conversion of the convertible debt obligations by lowering the initial conversion price of the convertible debt obligations from $0.6803 per share to $0.397 per share, which will result in increased dilution. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible debt obligations may encourage short selling by market participants because the conversion of the convertible debt obligations could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

The CDC project may not continue beyond the previously funded phases.

We received contracts totaling $6.7 million from the CDC to cover the first two phases of a possible five phase development program totaling up to $12.5 million. We currently estimate that completion of the contract will require more than $12.5 million in funding. We have recognized approximately $1.8 million of the contracted $10.4 million with the CDC for a two year research project, beginning June 2008, for a multi-analyte molecular diagnostic assay for influenza. Future awards will be given at the discretion of the CDC. In making further contract awards, the CDC may consider the achievement of certain milestones in the current contract but there can be no assurance that we will successfully attain them. The exact reimbursement rates provided by the CDC are also subject to our performance of the contract under allowed rates of reimbursement and the ratio of internal versus outside supplier expenses. The CDC could modify our rates of reimbursement based on our actual performance.

If we fail to regain compliance with the minimum bid price requirement under NASDAQ rules, we could lose our listing on the NASDAQ Capital Market, and the loss of listing will result in an event of default under our Notes.

Our common stock was initially listed on the NASDAQ Global Market and NASDAQ’s marketplace rules for continued listing on the NASDAQ Global Market require, among other things, that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. If our minimum bid price is below $1.00 for 30 consecutive trading days, under the current NASDAQ Global Market rules we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during such compliance period.

On November 27, 2007, we received a letter from NASDAQ Stock Market informing us that the closing bid price of our common stock was under $1.00 per share for 30 consecutive business days, and that we had 180 calendar days, or until May 27, 2008, to regain compliance with the minimum bid requirement under NASDAQ rules. As the Company has not regained compliance by May 27, 2008, we requested and received approval from NASDAQ staff to transfer our common stock to the NASDAQ Capital Market. Our common stock satisfied all criteria, other than compliance with the minimum bid price requirement, for this initial inclusion on the NASDAQ Capital Market. As part of the transfer of our common stock to the NASDAQ Capital Market we were granted an additional 180 calendar days, or until the end of November 2008, to comply with the minimum bid price requirement.

As a result of recent turmoil in the financial market, on October 16, 2008, NASDAQ Stock Market issued new rules suspending enforcement of its $1.00 minimum bid price requirement for listed companies through Friday, January 16, 2009. As a result of the rule change, on October 22, 2008 NASDAQ notified us that we will now have until February 26, 2009 to regain compliance of the minimum bid price requirement. We can regain compliance, either during the suspension or during the compliance period resuming after the suspension, by achieving a $1.00 closing bid price for a minimum of 10 consecutive trading days.

There is no guarantee that we will be able to regain compliance of the minimum bid price requirement under NASDAQ rules prior to the February 26, 2009 deadline. In addition, while stockholders have approved a measure to give our board of directors the authority to effectuate a reverse stock split of our common stock in order to raise the stock price, there is no guarantee that such reverse stock split will result in a higher stock price. Our stock price as of October 22, 2008 was $0.22 per share. Our failure to meet NASDAQ’s minimum bid price requirement may result in the delisting of our common stock, which will make our stock significantly less liquid and negatively affect its value. Delisting may also result in an event of default under our Notes and a breach of certain covenants with our warrant holders, which will have a material adverse effect on us.

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

We manufactured the majority of our products sold in 2008. In the future, we anticipate significant new sales in point-of-care quantitative tests that will be manufactured by PBM. We and PBM rely on subcontractors to manufacture the limited quantities of components we require for use by and sale to our customers, as well as for internal and collaborative purposes. Manufacturing, supply and quality control problems may arise as we or PBM alone, together or with subcontractors, attempt to further scale up manufacturing procedures or to manufacture new products. We or PBM may not be able to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our products and cause us to fail. We or PBM or any of our contract manufacturers could encounter manufacturing difficulties, including those relating to:

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

In addition, we rely on outside vendors to extend short term credits to us for purchases of raw materials to manufacture our products. Due to our liquidity constraint, we may not be able to meet our payment obligations timely, or at all, under these vendor payables, and vendors may refuse to extend credit to us if we do not make timely payments. If we fail to obtain credits from such vendors, we will not be able to purchase materials needed to manufacture our products, which may force us to curtail or cease our operations.

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

In May 2008 we have announced the consolidation of our point-of-care manufacturing operations into our San Diego facility. This will result in a reduction of approximately 20% of our workforce. We will have incurred approximately $1.6 million as of September 30, 2008 for fixed asset impairments and severance charges.

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

The market price of our common stock, like that of many other life sciences companies, has been highly volatile and is likely to continue to be highly volatile. The following factors, among others, could have a significant impact on the market price of our common stock:

•	delisting, or risk of delisting, from the NASDAQ Capital Market;

•	period-to-period fluctuations in sales, inventories and our operating results;

•	asset impairment charges, including goodwill and other intangible assets;

•	adoption of new stock option expensing rules;

•	the announcement of issues involving our liquidity;

•	that announcement of product development failures;

•	the announcement of financing or acquisitions that dilutes our equity;

•	changes in or announcement of business combination plans;

•	conversion, restructuring, repricing or exercise of a significant amount of our Notes or related warrants;

•	the results of our premarket studies and clinical trials or those of our collaborators or competitors or for diagnostic testing in general;

•	evidence of the safety or efficacy of our potential products or the products of our competitors;

•	the announcement by us or our competitors of technological innovations or new products;

•	announcements by us of government or private grants or contracts or of failure to obtain such government or private grants or contracts;

•	announcements by us of involvement in litigation;

•	developments concerning our patents or other proprietary rights or those of our competitors, including other litigation or patent office proceedings;

•	loss of key board, executive, management or other personnel or the increase or decrease in size of our sales and marketing staff;

•	governmental regulatory actions or the failure to gain necessary clearances or approvals;

•	our ability to obtain necessary licenses;

•	changes or announcements in reimbursement policies;

•	developments with our subsidiaries and collaborators;

•	changes in or announcements relating to acquisition programs for our products, including the expiration or continuation of our development site agreements;

•	market conditions for life science stocks, nanotechnology stocks and other stocks in general;

•	changes in estimates of our performance by securities analysts and the loss of coverage by one or more securities analysts;

•	the announcement by us of any stock repurchase plan, any purchases made thereunder by us and any cessation of the program by us; and

•	changes in the United States’ war on terrorism and other geopolitical and military situations in which the country is involved.

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

Risks Relating to the Proposed Business Combination

The following risk factors relate to the proposed business combination between Nanogen and Elitech that was announced on August 14, 2008. Unless indicated otherwise, references to “we,” “us” and “our” in the risk factors under “Risks Relating to the Proposed Business Combination” refer to the operations of the combined company as it would exist following the business combination.

After the business combination, we will need to modify our finance and accounting systems, procedures and controls to incorporate the operations of Elitech, which modifications may be time consuming and expensive to implement, and there is no guarantee that we will be able to do so successfully.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission (the “SEC”), including Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting. Although we believe that we currently have adequate finance and accounting systems, procedures and controls for our business on a standalone basis, after the business combination we will need to upgrade the existing, and implement additional, procedures and controls to incorporate the operations of Elitech, which has not been subject to the SEC’s rules prior to the proposed business combination. These updates may require significant time and expense, and there can be no guarantee that we will be successful in implementing them. Furthermore, certain Nanogen’s managerial, financial and accounting personnel are expected to terminate their employment with us soon after the business combination. The loss of these personnel could limit our ability to successfully complete these updates. If we are unable to complete the required modifications to our internal control reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could have a material adverse effect on our stock price.

If we are not successful in integrating our organizations, we may not be able to operate efficiently after the business combination.

Achieving the benefits of the business combination will depend in part on the successful integration of Nanogen’s and Elitech’s technical and business operations and personnel in a timely and efficient manner. The integration process requires coordination of personnel, product development, manufacturing, marketing and sales functions, and involves the integration of systems, applications, policies, procedures, business processes and operations. This process may be difficult and unpredictable because of possible conflicts and differing opinions on business, scientific and regulatory matters. Moreover, the integration of the two companies will present challenges resulting from the transatlantic nature of the combined company. If we cannot successfully integrate our technical and business operations and personnel, our operations, profitability and stock price may be adversely affected.

We may fail to realize the anticipated synergies, cost savings and other benefits expected from the business combination, which could adversely affect our business operations and the value of our stock.

The success of the business operation of the combined company will depend in part on our ability to realize the anticipated revenue opportunities and cost savings from the business combination. Our management believes that operational synergies in the combined company are expected in areas of overlapping business functions such as sales, marketing and finance, and that improvement in gross margin will be achieved through optimization of manufacturing and distribution in both U.S and European markets. Our management expects that during the first full year after the business combination, the combined company will achieve approximately $150 million in annual revenue and be EBITDA positive. There can be no assurance, however, that we can successfully combine the two companies to realize the anticipated synergy, or that such revenue opportunities and gross margin improvement will be achieved. If we are not able to successfully attain these objectives, the anticipated benefits of the business combination may not be realized fully or at all or may take longer to realize than expected. The combination of the two companies’ businesses, even if achieved in an efficient, effective and timely manner, may not result in better combined results of operations and financial condition than would have been achieved by each company independently.

Integrating our companies may divert management’s attention away from our operations.

The successful integration of Nanogen’s and Elitech’s technical and business operations and personnel may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could result in delays in our product development programs and could otherwise harm our business, financial condition and operating results.

We expect to incur significant costs integrating the companies into a single business, which may adversely affect our financial results and operations and diminish the benefit of the business combination.

We expect to incur significant costs integrating Nanogen’s and Elitech’s technical and business operations and personnel, which include but are not limited to costs for:

•	employee redeployment, relocation or severance;

•	conversion of information systems;

•	combining administrative teams and processes;

•	reorganization of facilities and disposition of excess facilities; and

•	relocation or disposition of excess equipment.

In addition, there may be costs associated with the consolidation and integration of operations that cannot be estimated accurately or anticipated at this time. If the total costs of the business combination exceed our estimates or expectation, or if the benefits of the business combination do not exceed the total costs of the business combination, the financial results of the combined company could be adversely affected.

Failure to complete the business combination could adversely affect Nanogen’s stock price and Nanogen’s and Elitech’s future business and operations, and such failure may cause Nanogen to default on its obligation to make interest, principal and other payments under its convertible notes

The business combination is subject to the satisfaction of closing conditions, including approval by Nanogen’s stockholders, achievement of certain earnings target by Nanogen, securing of financing for the combined company, preparation and delivery of audited financial statement by Elitech and others. Neither Nanogen nor Elitech can assure you that all of these closing conditions will be satisfied and that the business combination will be successfully completed. In the event that the business combination is not consummated, Nanogen and Elitech may be subject to many risks, including the costs related to the business combination, such as legal, accounting and advisory fees, which must be paid even if the business combination is not completed, and the payment by either Elitech or Nanogen of a termination fee under certain circumstances. In addition, the failure to consummate the business combination would undermine Nanogen’s ability to continue as a going concern and to achieve profitability in its business operation, which could cause the price of Nanogen’s stock to decline.

In connection with the execution of share exchange agreement (the “Share Exchange Agreement”) for the business combination, holders of Nanogen’s 9.75% Senior Secured Convertible Notes and 6.25% Senior Convertible Notes agreed to restructure such notes so that interest payments, as well as certain monthly and quarterly mandatory redemption payments, under such notes will be deferred as long as Nanogen meets certain specified milestone events relating to the closing of the business combination, including the filing of a proxy statement/prospectus and stockholder approval of the business combination in a timely manner. There is no guarantee that Nanogen will be able to meet these milestone requirements, and failure to do so will reinstate Nanogen’s obligation’s to make cash payments on interest, as well as certain monthly and quarterly redemption, payments due under such notes, including late charges and penalty. Nanogen may not have sufficient cash on hand to make these payments, in which case, it will cause a default under these notes.

We expect that the combined company will need to raise additional capital to implement and execute on its business plan. If the combined company is successful in raising capital through the sale of common stock, it will dilute the combined company’s existing stockholders, and if we are unsuccessful in raising additional capital, we may not be able to implement or execute on our business plan and our results of operations may suffer.

If the business combination is completed, the combined company may seek to raise additional capital through the sale of its securities. It is expected that the offering proceeds, if raised, would be used, among other things, to retire certain convertible debt of Nanogen, including $12.4 million of outstanding senior secured convertible notes of Nanogen, and to implement and execute on the business plan of the combined company. Any such sale of stock will reduce the proportionate ownership and voting power of stockholders of the combined company and may result in a reduction of the market price of Nanogen’s common stock. If we are unable to raise additional capital on acceptable terms, or at all, our liquidity may suffer as assumed debts mature and the combined company may be limited in its ability to execute its business plan, which will negatively affect both results of operations and our stock price.

Because the number of shares Nanogen common stock to be issued to Elitech stockholders in the business combination is based in part on the value of Nanogen common stock prior to closing, if the market price of Nanogen common stock declines, the number of shares issued to Elitech stockholders may increase, which will result in additional dilution to existing Nanogen stockholders .

Under the Share Exchange Agreement, Nanogen agrees to issue an aggregate number of shares of its common stock to Elitech stockholders equal to the greater of (i) 58.7% of the fully diluted outstanding shares of the combined entity and (ii) such number of shares of equivalent to a market value of €66.5 million (based on the closing price of Nanogen Common Stock on the fifth trading day prior to closing), provided that such number of shares shall not exceed 68.7% of fully diluted outstanding shares of the combined company. As such, if the market price of Nanogen common stock declines, Nanogen may be required to issue additional shares of its common stock in order to ensure that Elitech stockholders receives a minimum consideration of €66.5 million, which will result in a higher percentage of ownership by Elitech stockholders. Issuance of such additional shares will result in an increased and significant dilution of the voting interests of existing stockholders. In addition, the minimum consideration of €66.5 million will be determined based on the Euro-dollar currency exchange rate at the time of closing, thus any significant fluctuation in the Euro-dollar currency exchange rate may have a material impact on the aggregate number of shares to be issued to Elitech stockholders.

The value of common stock of the combined company will fluctuate.

The market price of common stock of the combined company when the business combination is completed may vary from their current market prices at the date of this Form 10-Q. For example, during the 12-month period ended on September 30, 2008, the high and low sales prices for Nanogen common stock ranged from $1.02 to $0.24.

Future variations may be the result of various factors, which may include but are not limited to:

•	delisting, or risk of delisting, of Nanogen common stock from the NASDAQ Capital Market;

•	changes in the business, operations or prospects of Nanogen or Elitech;

•	any issues or difficulties arising with respect to the companies’ products or programs;

•	governmental and/or litigation developments and/or regulatory considerations;

•	market assessments as to whether and when the business combination will be completed;

•	uncertainty caused by intellectual property disputes and the impact of competition on the sales of the companies’ products;

•	the announcement by us or our competitors of technological innovations and or new products;

•	loss of key board, executive, management or other personnel or the increase or decrease in size of our sales and marketing staff; and

•	general market and economic conditions

In recent years, the stock market in general, and the securities of biotechnology companies in particular, have experienced extreme price and volume fluctuations. These market fluctuations may adversely affect the market price of common stock of the combined company. The market price of common stock of the combined company upon and after the consummation of the business combination could be lower than the market price of Nanogen common stock on the date of the Share Exchange Agreement or the current market price.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 14, 2008, we entered into securities purchase agreements with holders of our 9.75% Senior Secured Convertible Notes pursuant to which we sold and issued an aggregate of $5.0 million in principal amount of the First Bridge Notes, initially convertible into an aggregate of 12,594,458 shares of our common stock at an initial conversion price of $0.397 per share. Also on August 14, 2008, we entered into a securities purchase agreement with Elitech, pursuant to which we issued and sold an aggregate principle amount of $3.0 million of our Second Bridge Notes (together with the First Bridge Notes, the “Bridge Notes”) to Elitech.

The closing of the sale of the First Bridge Notes occurred on or about August 15, 2008. We received net proceeds of approximately $4.15 million from the sale of the First Bridge Notes, after deducting estimated offering expenses payable by the Company. The closings of the sale of the Second Bridge Notes, will occur in three stages during the fourth quarter of 2008 as follows: $1.0 million on or prior to October 15, 2008, $1.0 million on or prior to November 15, 2008 and $1.0 million on or prior to December 31, 2008. We received the first $1.0 million on October 15, 2008.

We used the proceeds of sales of the Bridge Notes for general corporate purposes.

The Bridge Notes were issued and sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended provided under Section 4(2) of the Act, and Rule 506 promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

As previously disclosed in our December 31, 2007 10-K, the Staff of the Securities and Exchange Commission (the “SEC”) has reviewed and issued comments pertaining to our Form 10-K for the fiscal year ended December 31, 2006 and our Form 10-Q for the three and nine-month periods ended September 30, 2007. This review has been extended to include the Form 10-Q for the period ended March 31, 2008. On September 12, 2008 we resolved all the SEC comments related to our reporting requirements.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Guaranty, dated as of August 21, 2008, between Nanogen Advanced Diagnostics, S.r.l. and Portside Growth & Opportunity Fund, as collateral agent.

10.2†	Pledge as Collateral on Quota of a Limited Liability Company, dated as of September 15, 2008, between Nanogen, Inc. and Portside Growth & Opportunity Fund, as collateral agent.

10.3†	Pledge as Collateral on Quota of a Limited Liability Company, dated as of September 15, 2008, between Nanogen, Inc. and Portside Growth & Opportunity Fund, as collateral agent.

10.4**	Letter, dated September 15, 2008, from Nanogen Advanced Diagnostics S.r.l. to Portside Growth & Opportunity Fund, regarding pledging the balance of Nanogen Advanced Diagnostics S.r.l.’s bank account.

10.5**	Letter, dated September 16, 2008, from Portisde Growth & Opportunity Fund to Nanogen Advanced Diagnostics S.r.l., regarding pledging the balance of Nanogen Advanced Diagnostics S.r.l.’s bank account.

10.6**	Letter, dated September 15, 2008, from Nanogen Advanced Diagnostics S.r.l. to Portside Growth & Opportunity Fund, regarding pledging the balance of Nanogen Advanced Diagnostics S.r.l.’s bank account.

10.7**	Letter, dated September 16, 2008, from Portisde Growth & Opportunity Fund to Nanogen Advanced Diagnostics S.r.l., regarding pledging the balance of Nanogen Advanced Diagnostics S.r.l.’s bank account.

31.1	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

†	English translation of original Italian document.
**	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOGEN, INC.

Date: November 14, 2008	/s/ HOWARD C. BIRNDORF
Howard C. Birndorf
Chairman of the Board and Chief Executive Officer

Date: November 14, 2008	/s/ NICHOLAS J. VENUTO
Nicholas J. Venuto
Chief Financial Officer